Form 10-Q
period 1997-09-30
AMERICAN PHYSICIAN PARTNERS INC
filed 1997-12-15
CIK 1031329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                           Commission File No. 0-00000


                         AMERICAN PHYSICIAN PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                            75-2648089
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)


                2301 NationsBank Plaza,
             901 Main Street, Dallas, Texas                    75202
         (Address of principal executive office)             (Zip Code)

       Registrant's telephone number, including area code: (214) 761-3100


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [_] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                    Outstanding at December 15, 1997
          ----------------------------       --------------------------------
         Common Stock, $.0001 par value              17,232,863 shares

                        AMERICAN PHYSICIAN PARTNERS, INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      INDEX


                                                                                   PAGE

PART I.  FINANCIAL INFORMATION
      Item 1. Financial Statements

            Balance Sheets as of September 30, 1997 and December 31, 1996 .......... 1

            Statements of Income for the nine months ended September 30, 1997 and the period from inception (April 30, 1996) to
               September 30, 1996 ...................................................2

            Statements of Income for the three months
               ended September 30, 1997 and 1996 ....................................3

            Statements of Cash Flows for the nine months ended September 30,
               1997 and the period from inception (April 30, 1996) to
               September 30, 1996 ...................................................4

            Notes to Financial Statements ...........................................5

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...............................7

PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders ........................9

Item 6 - Exhibits and Reports on Form 8-K ...........................................9

SIGNATURES .........................................................................14


                        AMERICAN PHYSICIAN PARTNERS, INC.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                               September 30,      December 31,
                                                                   1997               1996
                                                               -----------        -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .............................       $    83,154        $ 2,490,679
     Prepaid expenses ......................................           147,462             15,002
                                                                   -----------        -----------
Total current assets .......................................           230,616          2,505,681

PROPERTY AND EQUIPMENT, net ................................            83,433             57,405

DEFERRED IPO COSTS .........................................         3,567,066                 --

OTHER ASSETS, net ..........................................            14,681             14,480
                                                                   -----------        -----------
          Total assets .....................................       $ 3,895,796        $ 2,577,566
                                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accrued expenses ......................................       $ 3,409,506        $   477,109
     Accrued salaries and benefits .........................           528,351                 --
     Line of credit payable ................................         1,000,000                 --
                                                                   -----------        -----------
          Total current liabilities ........................         4,937,857            477,109

CONVERTIBLE NOTES PAYABLE ..................................         3,500,000          3,500,000
                                                                   -----------        -----------

          Total liabilities ................................         8,437,857          3,977,109

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

         Preferred stock, $.0001 par value; 10,000,000
             shares authorized; no shares outstanding ......                --                 --
         Common stock, $.0001 par value; 50,000,000
             shares authorized; 2,000,000 shares issued
             and outstanding ...............................               200                200
         Additional paid-in capital ........................           249,800            249,800
         Accumulated deficit ...............................        (4,792,061)        (1,649,543)
                                                                   -----------        -----------
             Total stockholders' deficit ...................        (4,542,061)        (1,399,543)
                                                                   -----------        -----------
             Total liabilities and stockholders' deficit ....      $ 3,895,796        $ 2,577,566
                                                                   ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                           AMERICAN PHYSICIAN PARTNERS, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Period from
                                               Nine Months         Inception
                                                  Ended         (April 30, 1996)
                                              September 30,     to September 30,
                                                  1997               1996
                                               -----------        -----------
REVENUES ...............................                --                 --

COSTS AND EXPENSES:
     Salaries, wages and benefits ......         1,928,464            260,430
     Rent and lease expense ............           178,898             11,173
     General and administrative ........           611,373            120,388
     Depreciation and amortization .....            95,912                474
     Interest expense ..................           165,668              4,244
     Professional services .............           149,049            131,696
     Marketing expense .................            47,034                 --
                                               -----------        -----------

          Total costs and expenses .....         3,176,398            528,405
                                               -----------        -----------

INTEREST INCOME ........................            33,880              2,110
                                               -----------        -----------
NET (LOSS) .............................       $(3,142,518)       $  (526,295)
                                               ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                           AMERICAN PHYSICIAN PARTNERS, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months
                                                     Ended September 30,
                                               ------------------------------
                                                   1997               1996
                                               -----------        -----------
REVENUES ...............................                --                 --

COSTS AND EXPENSES:
     Salaries, wages and benefits ......         1,027,399            174,158
     Rent and lease expense ............            64,764              9,242
     General and administrative ........           198,879             87,862
     Depreciation and amortization .....            83,221                401
     Interest expense ..................            60,875              4,244
     Professional services .............             5,191            131,696
     Marketing expense .................             3,535                 --
                                               -----------        -----------

          Total costs and expenses .....         1,443,864            407,603
                                               -----------        -----------

INTEREST INCOME ........................               745              1,561
                                               -----------        -----------
NET (LOSS) .............................       $(1,443,119)       $  (406,042)
                                               ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN PHYSICIAN PARTNERS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Period from
                                                           Nine Months         Inception
                                                             Ended          (April 30, 1996)
                                                          September 30,     to September 30,
                                                              1997               1996
                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) ......................................       $(3,142,518)       $  (526,295)
   Adjustments to reconcile net (loss)
     to net cash used in operating activities--
     Depreciation and amortization .................            95,912                474
     Changes in assets and liabilities--
        Prepaid expenses ...........................          (132,460)                --
        Intangible asset ...........................        (3,567,066)                --
        Other assets ...............................              (201)           (13,094)
        Accrued salaries and benefits ..............           528,351                 --
        Accrued expenses ...........................         2,932,397            101,696
                                                           -----------        -----------
          Net cash used in
                  operating activities .............        (3,285,585)          (437,219)
                                                           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment .............          (121,940)           (20,225)
                                                           -----------        -----------
          Net cash used in
                  investing activities .............          (121,940)           (20,225)
                                                           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings from
     notes payable .................................                --            400,000
   Proceeds from borrowings from line of
     credit payable ................................         1,000,000                 --
   Issuance of common stock ........................                --            250,000
                                                           -----------        -----------
          Net cash provided by (used in)
                   financing activities ............         1,000,000            650,000
                                                           -----------        -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ........        (2,407,525)           192,556

CASH AND CASH EQUIVALENTS, at inception ............         2,490,679                 --
                                                           -----------        -----------
CASH AND CASH EQUIVALENTS, end of period ...........       $    83,154        $   192,556
                                                           ===========        ===========
SUPPLEMENTAL DISCLOSURE:
   Cash paid during the period
     Interest ......................................       $     8,375        $        --
                                                           ===========        ===========

                        AMERICAN PHYSICIAN PARTNERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

         The accompanying unaudited financial statements include the accounts of American Physician Partners, Inc. (the "Company") and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form S-1 filed November 14, 1997. In the opinion of the Company's management, the September 30, 1997 and 1996 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period.

2.  Subsequent Events:

         On November 26, 1997, the Company completed a reorganization and initial public offering. As part of these transactions, all non-monetary assets and certain monetary assets (primarily accounts receivable, cash, inventory, deposits, prepaid expenses, and miscellaneous other receivables, but excluding notes receivable from physicians) and liabilities, excluding those liabilities payable to physicians such as accrued or deferred physician compensation, and certain other liabilities payable to physicians related to other benefit plans of seven radiology practices (the "Founding Affiliated Practices") were exchanged for 12,646,446 shares of the Company's Common Stock and approximately $50.6 million. Each physician security holder of the Founding Affiliated Practices was deemed to be a promoter of the offering. The exchange was accounted for at the historical cost basis with the Company's stock being valued at the historical cost of the net assets exchanged. The cash payment to the owners of the Founding Affiliated Practices was reflected as a dividend paid by the Company. Concurrent with the exchanges, the physicians created new medical professional corporations (PCs) which entered into 40-year service agreements ("Service Agreements") with the Company. Additionally, the physicians entered into employment and non-compete agreements with the new PCs. Effective with the reorganization and the offering, 1,000,000 shares of the outstanding Company Common Stock was surrendered and cancelled for no consideration.

         On November 26, 1997, the Company entered into a $115 million credit facility (the "Credit Facility") with GE Capital Corporation and other lenders and granted a security interest in the Service Agreements to the lenders and pledged the stock of the Company's subsidiaries to the lenders to secure the Company's payment and performance obligations under the Credit Facility.

         The initial public offering of 3,000,000 shares of Company Common Stock completed on November 26, 1997, resulted in proceeds to the Company of approximately $33.8 million ($29.9 million after the Company pays all costs related to the initial public offering). To date, the Company has borrowed approximately $50.1 million under the Credit Facility. Of the net proceeds from the offering and proceeds from certain borrowings under the Credit Facility, approximately $50.6 million was used to pay the cash portion of the consideration for the assets of the Founding Affiliated Practices and approximately $26.2 million was used to repay certain indebtedness previously incurred by the Founding Affiliated Practices. An additional $7.1 million was used to pay financing costs related to the Credit Facility, certain costs resulting from the initial public offering and to fund working capital.

         On November 27, 1997, the Company converted the outstanding $3.5 million of 6% Convertible Promissory Notes (the "Convertible Notes") into Company Common Stock in accordance with the terms of the note agreement. The conversion will result in the issuance of 510,417 shares of Company Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         As of September 30, 1997, the Company conducted no significant operations. On November 26, 1997, the Company completed a reorganization and initial public offering. As part of these transactions, all non-monetary assets and certain monetary assets (primarily accounts receivable, cash, inventory, deposits, prepaid expenses and miscellaneous other receivables, but excluding notes receivable from physicians) and liabilities, excluding those liabilities payable to physicians such as accrued or deferred physician compensation, and certain other liabilities payable to physicians related to other benefit plans of the Founding Affiliated Practices were exchanged for 12,646,446 shares of the Company's Common Stock and approximately $50.6 million. Concurrent with the exchanges, the physicians created new medical professional corporations (PCs) which entered into 40-year Service Agreements with the Company. Additionally, the physicians entered into employment and non-compete agreements with the new PCs.

         In accordance with Staff Accounting Bulletin ("SAB") No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders," published by the Commission, the acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices pursuant to the reorganization has been accounted for by the Company at the transferors' historical cost basis with the shares of Company Common Stock issued in those transactions being valued at the historical cost of the non-monetary assets acquired net of liabilities assumed. Each of the security holders of the Founding Affiliated Practices was deemed to be a promoter of the offering. The cash consideration was reflected as a dividend by the Company to the owners of the Founding
Affiliated Practices. SAB No. 48 will not be applicable to any future acquisitions made by the Company. It is currently anticipated that the Company's future acquisitions of certain assets and liabilities of affiliated practices may result in substantial annual non-cash amortization charges for intangible assets in the Company's statements of operations.

         An integral part of the Company's business strategy is to grow through acquisitions and to expand the practices affiliated with the Company. Although the Company is currently engaged in discussions with several such potential acquisition candidates, as of September 30, 1997, the Company had not entered into any letters of intent or definitive purchase agreements with respect to any such acquisitions. No assurance can be provided that any such acquisitions will be consummated.

Results of Operations

         The Company conducted no significant operations as of September 30, 1997. The Company has incurred various legal, accounting, travel and marketing costs in connection with the reorganization and the offering. As of September 30, 1997, such expenses had been funded primarily by the proceeds received from the issuance of $3.5 million in Convertible Notes and other borrowings. In addition, during 1996, the Company borrowed $0.4 million in the form of notes from its stockholders. As of September 30, 1997, these stockholder notes were fully repaid.

         The Company has recorded a full valuation allowance against its deferred tax assets because of its current financial condition, its limited operating history and its operating losses recorded to date. If the Company does achieve profitability in the future, the valuation allowance will be reduced by a credit to income.

Liquidity and Capital Resources

         The Company completed an initial public offering of 3,000,000 shares of Common Stock on November 26, 1997 which resulted in proceeds to the Company, net of underwriting discounts, of $33.8 million (net proceeds are estimated to be $29.9 million after the Company pays all costs related to the offering.)

         On November 26, 1997, the Credit Facility became effective. Under the terms of the Credit Facility, the Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000. The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed 2.75 times the consolidated EBITDA of the Company giving pro forma effect to acquisitions made with such borrowings. At the Company's option, the interest rate shall be (i) an adjusted LIBOR rate plus an applicable margin which can vary from 1.0% to 1.75% or (ii) the prime rate plus an applicable margin which can vary from 0% to 0.75%. In each case the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA, as defined). Borrowings under the Credit Facility are secured by all Service Agreements of which the Company is or becomes a party and a pledge of the stock of the Company's subsidiaries. To date, the Company has borrowed $50.1 million under the Credit Facility.

         Of the proceeds of the offering and proceeds from borrowings under the Credit Facility, approximately $50.6 million was used to pay the cash portion of the consideration for the assets of the Founding Affiliated Practices, and approximately $26.2 million was used to repay certain indebtedness previously incurred by the Founding Affiliated Practices. An additional $7.1 million was used to pay financing costs related to the Credit Facility, certain offering costs and to fund working capital.

         The Company anticipates that funds generated from the offering, funds generated from operations, cash and cash equivalents, and funds expected to be available under the Credit Facility will be sufficient to meet the Company's working capital requirements and debt obligations and to finance any necessary capital expenditures through the end of 1998. Expansion of the Company's business through acquisitions may require additional funds, which, to the extent not provided by internally-generated sources, cash, and the Credit Facility, would require the Company to seek additional debt or equity financing.

         On November 27, 1997, the Company converted the outstanding $3.5 million of Convertible Notes into Company Common Stock in accordance with the terms of the note agreements.

Forward-Looking Statements

This report contains or may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements may include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; the Company's capital budget and future capital requirements, and the Company's meeting its future capital needs; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, and the factors set forth in the Company's Form S-1 filed November 14, 1997, under the caption "Risk Factors."

PART II. OTHER INFORMATION

ITEM 4:  Submission of Matters to Vote of Security Holders

         On September 15, 1997, all of the stockholders of American Physician Partners, Inc. executed a written consent approving a restatement of the Company's Certificate of Incorporation and an amendment and restatement of the Company's Bylaws.

ITEM 6:  Index to Exhibits

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                             PAGES
  -------                            -----------                          ------------
    2.1      -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and among American Physician Partners,
                Inc., Carroll Imaging Associates, P.A., Diagnostic
                Imaging Associates, P.A., Drs. Copeland, Hyman and
                Shackman, P.A., Drs. Decarlo, Lyon, Hearn & Pazourek,
                P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Harbor
                Radiologists, P.A., and Perilla, Syndler & Associates,
                P.A. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611
                on Form S-4.)
    2.2      -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners,
                Inc., and Radiology and Nuclear Medicine, A Professional
                Association. (Incorporated by reference to the corresponding
                Exhibit number to the Registrant's Registration Statement
                No. 333-31611 on Form S-4.)
    2.3      -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners,
                Inc., and Mid Rockland Imaging Associates, P.C.(Incorporated by
                reference to the corresponding Exhibit number to the
                Registrant's Registration Statement No. 333-31611 on Form S-4.)
    2.4      -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners,
                Inc., and Rockland Radiological Group, P.C. (Incorporated by
                reference to the corresponding Exhibit number to the
                Registrant's Registration Statement No. 333-31611 on Form S-4.)
    2.5      -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners,
                Inc., and Advanced Imaging of Orange County, P.C. (Incorporated
                by reference to the corresponding Exhibit number to the
                Registrant's Registration Statement No. 333-31611 on Form S-4.)
    2.6      -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners,
                Inc., and Central Imaging Associates, P.C. (Incorporated by
                reference to the corresponding Exhibit number to the
                Registrant's Registration Statement No. 333-31611 on Form S-4.)
    2.7      -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners,
                Inc., and Nyack Magnetic Resonance Imaging, P.C. (Incorporated
                by reference to the corresponding Exhibit number to the
                Registrant's Registration Statement No. 333-31611 on Form S-4.)
    2.8      -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners, Inc., and Pelham Imaging Associates, P.C. (Incorporated by reference to the corresponding Exhibit number to the Registrant's
                Registration Statement No. 333-31611 on Form S-4.)
    2.9      -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners, Inc., and Women's Imaging Consultants, P.C. (Incorporated by reference to the corresponding Exhibit number to the Registrant's
                Registration Statement No. 333-31611 on Form S-4.)
    2.10     -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners,
                Inc., and Pacific Imaging Consultants, A Medical Group, Inc.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611 on Form
                S-4.)
    2.11     -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners,
                Inc., and Total Medical Imaging, Inc. (Incorporated by reference to the corresponding Exhibit number to the Registrant's
                Registration Statement No. 333-31611 on Form S-4.)
    2.12     -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners, Inc., and Valley Radiologists Medical Group, Inc. (Incorporated by
                reference to the corresponding Exhibit number to the
                Registrant's Registration Statement No. 333-31611 on Form S-4.)
    2.13     -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners, Inc., and The Ide Group, P.C. (Incorporated by reference to the
                corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)
    2.14     -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners, Inc., and M & S X-Ray Associates, P.A. (Incorporated by reference to the corresponding Exhibit number to the Registrant's
                Registration Statement No. 333-31611 on Form S-4.)
    2.15     -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners, Inc., and South Texas MR, Inc. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                             PAGES
  -------                            -----------                          ------------
    2.16     -- Agreement and Plan of Reorganization and Merger, dated
                June 27, 1997 by and between American Physician Partners,
                Inc., and San Antonio MR, Inc. (Incorporated by reference to the corresponding Exhibit number to the Registrant's
                Registration Statement No. 333-31611 on Form S-4.)
    2.17     -- Agreement and Plan of Exchange, dated June 27, 1997 by
                and among American Physician Partners, Inc., Lexington MR,
                Ltd., and the Sellers. (Incorporated by reference to the
                corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)
    2.18     -- Agreement and Plan of Exchange, dated June 27, 1997 by
                and among American Physician Partners, Inc., Madison Square
                Joint Venture and the Sellers. (Incorporated by reference to the corresponding Exhibit number to the Registrant's
                Registration Statement No. 333-31611 on Form S-4.)
    2.19     -- Agreement and Plan of Exchange, dated June 27, 1997 by
                and among American Physician Partners, Inc., South Texas No. 1
                MRI Limited Partnership, a Texas limited partnership, and the
                Sellers. (Incorporated by reference to the corresponding
                Exhibit number to the Registrant's Registration Statement No.
                333-31611 on Form S-4.)
    2.20     -- Agreement and Plan of Exchange, dated June 27, 1997 by
                and among American Physician Partners, Inc., San Antonio MRI
                Partnership No. 2 Ltd., a Texas limited partnership, and the
                Sellers. (Incorporated by reference to the corresponding
                Exhibit number to the Registrant's Registration Statement No.
                333-31611 on Form S-4.)
    2.21     -- Agreement and Plan of Exchange, dated June 27, 1997 by
                and among American Physician Partners, Inc., and the Sellers.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611 on
                Form S-4.)
    2.22     -- Amendment No. 1 to the Agreement and Plan of
                Reorganization and Merger, dated as of September 30, 1997, by and among American Physician Partners, Inc., Carroll Imaging
                Associates, P.A., Diagnostic Imaging Associates, P.A., Drs.
                Thomas, Wallop, Kim & Lewis, P.A., Drs. Copeland, Hyman &
                Shackman, P.A., Drs. DeCarlo, Lyon, Hearn & Pazourek, P.A.,
                Harbor Radiologists, P.A., and Perilla, Sindler & Associates,
                P.A. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611
                on Form S-4.)
    2.23     -- Amendment No. 1 to the Agreement and Plan of Reorganization
                and Merger, dated as of September 30, 1997, by and between
                American Physician Partners, Inc., and Radiology and Nuclear
                Medicine, A Professional Association. (Incorporated by
                reference to the corresponding Exhibit number to the
                Registrant's Registration Statement No. 333-31611 on Form S-4.)
    2.24     -- Amendment No. 1 to the Agreement and Plan of Reorganization
                and Merger, dated as of September 30, 1997, by and between
                American Physician Partners, Inc., and Mid Rockland Imaging
                Associates, P.C. (Incorporated by reference to the
                corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)
    2.25     -- Amendment No. 1 to the Agreement and Plan of Reorganization
                and Merger, dated as of September 30, 1997, by and between
                American Physician Partners, Inc., and Rockland Radiological
                Group, P.C. (Incorporated by reference to the corresponding
                Exhibit number to the Registrant's Registration Statement No.
                333-31611 on Form S-4.)
    2.26     -- Amendment No. 1 to the Agreement and Plan of Reorganization
                and Merger, dated as of September 30, 1997, by and between
                American Physician Partners, Inc., and Advanced Imaging of
                Orange County, P.C. (Incorporated by reference to the
                corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)
    2.27     -- Amendment No. 1 to the Agreement and Plan of Reorganization
                and Merger, dated as of September 30, 1997, by and between
                American Physician Partners, Inc., and Central Imaging
                Associates, P.C. (Incorporated by reference to the
                corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)
    2.28     -- Amendment No. 1 to the Agreement and Plan of Reorganization
                and Merger, dated as of September 30, 1997, by and between
                American Physician Partners, Inc., and Nyack Magnetic Resonance
                Imaging, P.C. (Incorporated by reference to the corresponding
                Exhibit number to the Registrant's Registration Statement No.
                333-31611 on Form S-4.)
    2.29     -- Amendment No. 1 to the Agreement and Plan of Reorganization
                and Merger, dated as of September 30, 1997, by and between
                American Physician Partners, Inc., and Pelham Imaging
                Associates, P.C. (Incorporated by reference to the
                corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)
    2.30     -- Amendment No. 1 to the Agreement and Plan of Reorganization
                and Merger, dated as of September 30, 1997, by and between
                American Physician Partners, Inc., and Women's Imaging
                Consultants, P.C. (Incorporated by reference to the
                corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                             PAGES
  -------                            -----------                          ------------
    2.31     -- Amendment No. 1 to the Agreement and Plan of
                Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Pacific
                Imaging Consultants, A Medical Group, Inc. (Incorporated by
                reference to the corresponding Exhibit number to the
                Registrant's Registration Statement No. 333-31611 on Form S-4.)
    2.32     -- Amendment No. 1 to the Agreement and Plan of
                Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Total Medical
                Imaging, Inc. (Incorporated by reference to the corresponding
                Exhibit  number to the Registrant's Registration Statement No.
                333-31611 on Form S-4.)
    2.33     -- Amendment No. 1 to the Agreement and Plan of
                Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Valley
                Radiologists Medical Group, Inc. (Incorporated by reference to the corresponding Exhibit  number to the Registrant's
                Registration Statement No. 333-31611 on Form S-4.)
    2.34     -- Amendment No. 1 to the Agreement and Plan of
                Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and The Ide
                Group, P.C. (Incorporated by reference to the corresponding
                Exhibit  number to the Registrant's Registration Statement No.
                333-31611 on Form S-4.)
    2.35     -- Amendment No. 1 to the Agreement and Plan of
                Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and M & S X-Ray
                Associates, P.A. (Incorporated by reference to the corresponding
                Exhibit  number to the Registrant's Registration Statement No.
                333-31611 on Form S-4.)
    2.36     -- Amendment No. 1 to the Agreement and Plan of
                Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and South Texas
                MR, Inc. (Incorporated by reference to the corresponding
                Exhibit number to the Registrant's Registration Statement
                No. 333-31611 on Form S-4.)
    2.37     -- Amendment No. 1 to the Agreement and Plan of
                Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and San Antonio
                MR, Inc. (Incorporated by reference to the corresponding
                Exhibit number to the Registrant's Registration Statement
                No. 333-31611 on Form S-4.)
    2.38     -- Amendment No. 1 to the Agreement and Plan of Exchange,
                dated September 30, 1997, by and among American Physician
                Partners, Inc., and Lexington MR, Ltd. (Incorporated by
                reference to the corresponding Exhibit  number to the
                Registrant's Registration Statement No. 333-31611 on Form S-4.)
    2.39     -- Amendment No. 1 to the Agreement and Plan of Exchange,
                dated September 30, 1997, by and among American Physician
                Partners, Inc., and Madison Square Joint Venture. (Incorporated
                by reference to the corresponding Exhibit  number to the
                Registrant's Registration Statement No. 333-31611 on Form S-4.)
    2.40     -- Amendment No. 1 to the Agreement and Plan of Exchange,
                dated September 30, 1997, by and among American Physician
                Partners, Inc., and South Texas No. 1 MRI Limited Partnership.
                (Incorporated by reference to the corresponding Exhibit  number to the Registrant's Registration Statement No. 333-31611 on Form
                S-4.)
    2.41     -- Amendment No. 1 to the Agreement and Plan of Exchange,
                dated September 30, 1997, by and among American Physician
                Partners, Inc., and San Antonio MRI Partnership No. 2, Ltd.
                (Incorporated by reference to the corresponding Exhibit  number to the Registrant's Registration Statement No. 333-31611 on Form
                S-4.)
    3.1      -- Restated Certificate of Incorporation of American
                Physician Partners, Inc. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-30205 on Form S-1.)
    3.2      -- Amended and Restated Bylaws of American Physician
                Partners, Inc. (Incorporated by reference to the
                corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-30205 on Form S-1.)
    4.1      -- Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc. (Incorporated by reference to the corresponding Exhibit number to the Registrant's
                Registration Statement No. 333-30205 on Form S-1.)
    4.2      -- Form of Convertible Promissory Note of American Physician
                Partners, Inc. (Incorporated by reference to the corresponding
                Exhibit number to the Registrant's Registration Statement No.
                333-31611 on Form S-4.)
   10.1      -- American Physician Partners, Inc. 1996 Stock Option
                Plan. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611
                on Form S-4.)
   10.2      -- Employment Agreement between American Physician Partners,
                Inc. and Gregory L. Solomon. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)
   10.3      -- Employment Agreement between American Physician Partners,
                Inc. and Mark S. Martin. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)
   10.4      -- Employment Agreement between American Physician Partners,
                Inc. and Sami S. Abbasi. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                             PAGES
  -------                            -----------                          ------------
   10.5      -- Employment Agreement between American Physician Partners,
                Inc. and Paul M. Jolas. (Incorporated by reference to the
                corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)
   10.6      -- Form of Indemnification Agreement for certain Directors and Officers. (Incorporated by reference to the corresponding
                Exhibit number to the Registrant's Registration Statement No.
                333-30205 on Form S-1.)
   10.7      -- Form of Registration Rights Agreement. (Incorporated by
                reference to the corresponding Exhibit number to the
                Registrant's Registration Statement No. 333-31611 on Form S-4.)
   10.8      -- Service Agreement, dated                , 1997, by and
                among American Physician Partners, Inc., APPI-Advanced
                Radiology, Inc. and Carroll Imaging Associates, P.A.,
                Diagnostic Imaging Associates, P.A., Drs. Thomas, Wallop,
                Kim & Lewis, P.A., Drs. Copeland, Hyman & Shackman, P.A.,
                Drs. DeCarlo, Lyon, Hearn & Pazourek, Harbor Radiologists,
                P.A., Perilla, Sindler & Associates, P.A. (Incorporated by
                reference to the corresponding Exhibit number to the
                Registrant's Registration Statement No. 333-31611 on Form S-4.)
   10.9      -- Service Agreement dated                , 1997, by and
                among American Physician Partners, Inc., Ide Admin Corp. and
                Ide Imaging Group, P.C. (Incorporated by reference to the
                corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-31611 on Form S-4.)
   10.10     -- Service Agreement dated                , 1997, by and
                among American Physician Partners, Inc., M & S X-Ray
                Associates, P.A. and M & S Imaging Associates, P.A.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611 on
                Form S-4.)
   10.11     -- Service Agreement dated                , 1997, by and
                among American Physician Partners, Inc., Rockland Radiological
                Group, P.C. and The Greater Rockland Radiological Group, P.C.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611 on
                Form S-4.)
   10.12     -- Service Agreement dated                , 1997, by and
                among American Physician Partners, Inc., Advanced Imaging of
                Orange County, P.C. and The Greater Rockland Radiological
                Group, P.C. (Incorporated by reference to the corresponding
                Exhibit number to the Registrant's Registration Statement No.
                333-31611 on Form S-4.)
   10.13     -- Service Agreement dated                , 1997, by and
                among American Physician Partners, Inc., Central Imaging
                Associates, P.C. and The Greater Rockland Radiological Group,
                P.C. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611
                on Form S-4.)
   10.14     -- Service Agreement dated                , 1997, by and
                among American Physician Partners, Inc., Nyack Magnetic
                Resonance Imaging, P.C. and The Greater Rockland Radiological
                Group, P.C. (Incorporated by reference to the corresponding
                Exhibit number to the Registrant's Registration Statement No.
                333-31611 on Form S-4.)
   10.15     -- Service Agreement dated                , 1997, by and
                among American Physician Partners, Inc., Pelham Imaging
                Associates, P.C. and The Greater Rockland Radiological Group,
                P.C. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611
                on Form S-4.)
   10.16     -- Service Agreement dated                , 1997, by and
                among American Physician Partners, Inc., Women's Imaging
                Consultants, P.C. and The Greater Rockland Radiological Group,
                P.C. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611
                on Form S-4.)
   10.17     -- Service Agreement dated                , 1997, by and
                among American Physician Partners, Inc., APPI-Pacific Imaging,
                Inc. and PIC Medical Group, Inc. (Incorporated by reference to the corresponding Exhibit number to the Registrant's
                Registration Statement No. 333-31611 on Form S-4.)
   10.18     -- Service Agreement dated                , 1997, by and
                among American Physician Partners, Inc., Radiology and Nuclear
                Medicine, a Professional Association and RNM L.L.C.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611 on
                Form S-4.)
   10.19     -- Service Agreement dated                , 1997, by and
                among American Physician Partners, Inc., APPI-Valley Radiology,
                Inc. and Valley Radiology Medical Associates, Inc.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611 on
                Form S-4.)
   10.20     -- Consulting Agreement between American Physician Partners,
                Inc. and Michael L. Sherman, M.D. (Incorporated by reference to the corresponding Exhibit number to the Registrant's
                Registration Statement No. 333-30205 on Form S-1.)
   10.21     -- Office Building Lease Agreement between Dallas Main
                Center Limited Partnership and American Physician Partners,
                Inc. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205
                on Form S-1.)
   10.22     -- First Amendment to Office Building Lease Agreement
                between Dallas Main Center Limited Partnership and American
                Physician Partners, Inc. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-30205 on Form S-1.)


                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                             PAGES
  -------                            -----------                          ------------
   10.23     -- Credit Agreement by and among American Physician
                Partners, Inc., GE Capital Corporation and the other credit parties signatory thereto. (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration
                Statement No. 333-30205 on Form S-1.)
   10.24     -- Consulting Agreement between American Physician Partners,
                Inc., and Lawrence R. Muroff, M.D. (Incorporated by reference to the corresponding Exhibit number to the Registrant's
                Registration Statement No. 333-30205 on Form S-1.)
   10.25     -- Side Letter dated November 12, 1997 by and between
                American Physician Partners, Inc. and Lawrence Muroff, M.D.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on
                Form S-1.)
   10.26     -- Side Letter dated November 12, 1997 by and between
                American Physician Partners, Inc. and Mark Martin.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on
                Form S-1.)
   10.27     -- Side Letter dated November 12, 1997 by and between
                American Physician Partners, Inc. and Sami Abbasi.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on
                Form S-1.)
   10.28     -- Side Letter dated November 12, 1997 by and between
                American Physician Partners, Inc. and Gregory L. Solomon.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on
                Form S-1.)
   10.29     -- First Amendment to Consulting Agreement between American
                Physician Partners, Inc. and Lawrence R. Muroff, M.D.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on
                Form S-1.)
   10.30     -- Side Letter dated November 12, 1997 by and between
                American Physician Partners, Inc. and Michael Sherman, M.D.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on
                Form S-1.)
   10.31     -- Side Letter dated November 12, 1997 by and between
                American Physician Partners, Inc. and Paul M. Jolas.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on
                Form S-1.)
   10.32     -- Side Letter dated November 12, 1997 by and between
                American Physician Partners, Inc. and Derace Schaffer, M.D.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on
                Form S-1.)
   10.33     -- Side Letter dated November 12, 1997 by and between
                American Physician Partners, Inc. and John Pappajohn.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on
                Form S-1.)
   10.34     -- Side Letter dated November 12, 1997 by and between
                American Physician Partners, Inc. and Mary Pappajohn.
                (Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on
                Form S-1.)
   10.35     -- Side Letter dated November 12, 1997 by and between
                American Physician Partners, Inc. and Thebes Ltd. (Incorporated
                by reference to the corresponding Exhibit number to the
                Registrant's Registration Statement No. 333-30205 on Form S-1.)
   10.36     -- Side Letter dated November 12, 1997 by and between
                American Physician Partners, Inc. and Halkis Ltd. (Incorporated
                by reference to the corresponding Exhibit number to the
                Registrant's Registration Statement No. 333-30205 on Form S-1.)
   11.1      -- Statement re computation of per share earnings.*
   15        -- Letter regarding unaudited interim financial information.*
   18        -- Letter regarding change in accounting principles.*
   19        -- Report furnished to security holders.*
   22        -- Published report regarding matters submitted to vote of security holders.*
   24.1      -- Power of Attorney.*
   27        -- Financial Data Schedule.

---------------

* Not Applicable.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMERICAN PHYSICIAN PARTNERS,INC.




Date:  December 15, 1997                      /s/ GREGORY L. SOLOMON
                                              ------------------------------
                                              Gregory L. Solomon
                                              President, Chief Executive
                                              Officer, and Director
                                              (Principal Executive
                                              Officer)

Date:  December 15, 1997                      /s/ SAMI S. ABBASI
                                              ------------------------------
                                              Sami S. Abbasi
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial
                                              Officer)

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

 27            Financial Data Schedule