Form 10-K405
period 1997-12-31
AMERICAN PHYSICIAN PARTNERS INC
filed 1998-03-31
CIK 1031329

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997          COMMISSION FILE NO. 0-23311


                        AMERICAN PHYSICIAN PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        75-2648089
           (State or other                                 (I.R.S. Employer
           jurisdiction of                                  Identification)
          incorporation or
            organization)


                             2301 NATIONSBANK PLAZA
                                 901 MAIN STREET
                               DALLAS, TEXAS 75202
          (Address of principal executive offices, including zip code)

                                 (214) 761-3100
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
  Title of each class                                 on which registered
  -------------------                                 -------------------

         None                                             None


Securities registered pursuant to Section 12(g) of the Act:            COMMON STOCK, $0.0001 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]      No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [|X|]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $158,312,870, based on the closing sales price of $10.00 of the Registrant's Common Stock on the Nasdaq National Market on March 25, 1998.

         As of March 25, 1998, 17,539,606 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the Annual Meeting of Stockholders of the Registrant to be held during 1998 are incorporated by reference in Part III.

================================================================================

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                TABLE OF CONTENTS


FORM 10-K ITEM                                                                                                PAGE
--------------                                                                                                ----
PART I.
   Item 1.  Business ........................................................................................    1
   Item 2.  Properties ......................................................................................   19
   Item 3.  Legal Proceedings ...............................................................................   19
   Item 4.  Submission of Matters to a Vote of Security Holders..............................................   19

PART II.
   Item 5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters ....................................................................   20
   Item 6.  Selected Financial Data .........................................................................   21
   Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ....................................................   23
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................................   35
   Item 8.  Financial Statements and Supplementary Data...................................................... F-1
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................ F-16
PART III.
   Item 10. Directors and Executive Officers of the Registrant............................................... F-17
   Item 11. Executive Compensation........................................................................... F-17
   Item 12. Security Ownership of Certain Beneficial
                     Owners and Management................................................................... F-17
   Item 13. Certain Relationships and Related Transactions................................................... F-17

PART IV.
   Item 14. Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K............................................................................. F-18


                                     PART I


ITEM 1.  BUSINESS.

GENERAL

         American Physician Partners, Inc. ("APPM" or the "Company") is a leading provider of physician practice management services to radiology practices. The Company's focus is on the development, consolidation and management of integrated radiology and imaging center networks. As of March 31, 1998, APPM provided management services to eight Affiliated Practices (defined below) consisting of 233 physicians practicing at 44 hospitals and 71 owned, operated or managed diagnostic imaging centers ("ICs") in California, Kansas, Maryland, New York and Texas. The Company derives its revenue from service fees in exchange for the provision of management, administrative, technical and other non-medical services to radiology practices, ICs and other related businesses with which the Company has affiliated ("Affiliated Practices") pursuant to Service Agreements (defined below).

         The typical relationship with an Affiliated Practice involves the acquisition by the Company of all of the non-medical assets (tangible and intangible) of the Affiliated Practice and entry into a long-term Service Agreement with the Affiliated Practice at the time of acquisition pursuant to which the Company provides a wide range of management, administrative, technical and non-medical services in exchange for a service fee ("Service Agreement"). If the Affiliated Practice owns and operates an IC, the Company typically acquires all of the IC-related assets (e.g., x-ray, magnetic resonance imaging ("MRI") and computed tomography ("CT") equipment and related assets). As a result, the Affiliated Practice relies on the Company to provide all necessary non-medical business and administrative services and the Affiliated Practice employs all of the professional personnel (i.e., the radiologists) who continue to provide professional medical services for and on behalf of the Affiliated Practice.

         The Affiliated Practices provide a wide range of diagnostic and therapeutic services, including x-ray and fluoroscopy, MRI, CT, mammography, ultrasound, nuclear medicine, radiation oncology and interventional radiology. The existing Affiliated Practices were selected based on a variety of factors, including: physician and practice credentials and reputation; competitive market position; subspecialty mix of physicians; historical financial performance and growth potential; willingness to embrace the Company's vision and philosophy regarding the provision of radiology services; and general economic and demographic criteria. The Company provides Affiliated Practices with capital resources and expertise to invest in new technologies, complete consolidating acquisitions, implement sophisticated management information systems, promote efficient practice patterns, develop coordinated marketing efforts and realize purchasing economies of scale.

         The Company's objective is to develop integrated networks of radiology groups and ICs that can provide wide geographic coverage and subspecialty expertise. The Company provides the networks with sophisticated management, state-of-the-art information systems and appropriate capital for expansion. The Company's strategy is to (i) emphasize quality service, (ii) expand within its selected markets, (iii) improve operating efficiencies within the Affiliated Practices and (iv) expand into new regional markets through acquisitions of, or affiliations with, additional radiology practices and ICs.

         The Company was incorporated in Delaware in April 1996 and, prior to its initial public offering in November 1997 ("IPO"), had not conducted any significant operations. Pursuant to the Service Agreements with the Affiliated Practices, the Company provides management, administrative, technical and non-medical business services to the Affiliated Practices in exchange for a service fee. The Service Agreements have a 40-year term, subject to earlier termination under certain circumstances. See -- "Service Agreements."

INDUSTRY BACKGROUND

Market Overview


         The Health Care Financing Administration estimates that national health care spending in 1995 was approximately $1 trillion, including approximately $200 billion for physician services and an additional $600 billion for health care expenditures under the control or influence of physicians. According to the American College of Radiology, an estimated 350 million radiological procedures were performed in the United States during 1995. Total spending on radiology services, including diagnostic imaging, interventional radiology and radiation oncology was estimated at $56 to $70 billion according to a 1995 report prepared by the SMG Marketing Group. Diagnostic imaging, including interventional radiology procedures, accounted for approximately 82% of the aggregate amount spent on radiological services performed in the United States, with radiation oncology services accounting for approximately 18%.

         Fees charged for diagnostic imaging, interventional radiology and radiation oncology procedures consist generally of a technical component relating to facilities, equipment and non-physician personnel and a professional component consisting of fees paid to physicians for the interpretation of diagnostic images, the performance of interventional radiology procedures and the treatment of radiation oncology patients. Technical facilities are located within hospitals, private physician offices and in approximately 2,200 outpatient centers throughout the United States. Professional radiology services are provided by board certified radiologists, general practitioners and other specialists. There are approximately 3,200 radiology groups in the United States comprised of approximately 27,000 practicing radiologists. These groups have a typical size of six members, but vary in size up to approximately 100 physicians serving a specific market.

Radiology

         In general, radiology includes diagnostic imaging, interventional radiology and radiation oncology. Imaging procedures use energy waves to penetrate human tissue and generate images of the body, which can be recorded on film or digitized for display on a video monitor. Diagnostic imaging procedures are used to diagnose diseases and physical injuries and are performed in hospitals, physicians' offices, outpatient centers and ICs. Interventional radiology procedures include the use of radiological methods to monitor and guide catheters, stents, drains and needles to open clogged vessels, relieve obstructed kidneys, perform biopsies of mass lesions, drain abscess collections and lower pressure in certain vessels. Generally, these interventional procedures are more time efficient, cost-effective and less invasive than surgical alternatives and have historically been performed in a hospital setting to enable utilization of hospital support services. Radiation oncology procedures use a variety of radiation sources to treat cancer and/or relieve pain caused by certain tumors and are performed in hospitals and free-standing outpatient centers.

         The principal diagnostic imaging modalities include the following:

                  General Radiology: X-Ray and Fluoroscopy. X-rays utilize roentgen rays to penetrate the body and record images of organs and structures on film. Fluoroscopy utilizes ionizing radiation combined with a video viewing system for real time monitoring of organs. X-ray and fluoroscopy are the most frequently used imaging modalities.

                  Computed Tomography ("CT"). CT utilizes a computer to direct the movement of an x-ray tube to produce multiple cross sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. CT provides higher resolution images than conventional x-rays, but generally not as well defined as those produced by magnetic resonance imaging.

                  Magnetic Resonance Imaging ("MRI"). MRI utilizes a strong magnetic field in conjunction with low energy electromagnetic waves which are processed by a computer to produce high-resolution images of body tissue including the brain, spine, abdomen, heart and extremities. Unlike CT and conventional x-rays, MRI does not utilize ionizing radiation which, in high doses, can cause tissue damage.

                  Mammography. Mammography is a specialized form of radiology utilizing low dosage x-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures also include the biopsy of cells to assist in the diagnosis of breast cancer.

                  Ultrasound. Ultrasound imaging utilizes high-frequency sound waves to develop images of internal organs, unborn fetuses and the vascular system. Ultrasound has widespread applications, particularly for procedures in obstetrics, gynecology and cardiology.

                  Nuclear Medicine. Nuclear medicine utilizes short-lived radioactive isotopes which release small amounts of radiation that can be recorded by a specialized camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions.

Trends In Radiology

         Technological Advancements. Advances in technology, including the development and continued enhancements of MRI, CT, nuclear medicine, ultrasound and interventional radiology have contributed to the growth of the diagnostic imaging industry. These technological advances have resulted in increased professional and technical utilization and have produced diagnostic procedures that are safer, more accurate and less-invasive than techniques previously utilized. While traditional x-rays continue to be the primary imaging modality based on the number of procedures performed, the use of advanced diagnostic imaging modalities such as MRI and CT has increased rapidly in recent years because these modalities allow physicians to diagnose a wide variety of diseases and injuries quickly and accurately without exploratory surgery or other surgical or invasive procedures. Surgical procedures are typically more expensive, involve greater risk to the patient and result in longer rehabilitation time. As a result, hospital days are shortened or eliminated and time lost from work is significantly reduced. In addition, diagnostic imaging is increasingly used as a screening tool for preventive care. The Company believes that future technological advances will enhance the ability of radiologists to diagnose and direct treatment, thereby lowering overall health care costs.

         Recent technological advancements include: magnetic resonance spectroscopy, which can differentiate malignant from benign lesions; magnetic resonance angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels; spiral computed tomography, which permits three-dimensional images of body parts; monoclonal antibody studies utilizing nuclear medicine to localize certain cancers that would otherwise be difficult to detect or treat; and the development of teleradiology, which digitally transmits radiological images from one location to another for interpretation. The Company believes that the utilization of both the diagnostic and therapeutic capabilities of radiology will continue to increase because of its cost-effective, time-efficient and risk/benefit advantages over alternative procedures (including surgery) and that newer technologies and future technological advancements will result in further sub-specialization and increased utilization of professional and technical radiological services.

         Reimbursement Patterns. Payment for radiology services comes primarily from third-party payors such as private insurers (including traditional indemnity insurance plans), managed care plans (including HMOs and PPOs) and governmental payors (including Medicare and Medicaid). Historically, radiologists and other physicians generally provided medical services on a fee-for-service basis. The fee-for-service model provides few incentives for the efficient utilization of resources and has contributed to increases in health care costs at rates significantly higher than inflation. As managed care entities and other payors have focused on providing care in a more cost-effective manner, they have demanded and received significant discounts from fee-for-service rates charged for radiological procedures. As a result, physicians have seen a decrease in per procedure reimbursements from managed care and governmental entities for such procedures. More recently, payors have focused on shifting more of the financial risk for the provision of cost-effective services to providers through capitation and other risk-sharing arrangements. Significant changes of this type will require the Company to become more actively involved in assisting its Affiliated Practices in developing practice guidelines and appropriateness criteria and managing the utilization of radiological procedures.

         The Company believes that the shift in financial risk from payors to providers decreases the attractiveness of under-utilized imaging equipment within a non-radiologist's office and will accelerate the centralization of resources to high-volume centers. According to an article published in the American Journal of Radiology in 1993, approximately 64% of all radiological procedures (primarily x-rays and ultrasound) performed in freestanding ICs and physicians' offices were performed by non-radiologist physicians, including internists, family and general practitioners and orthopedists. The Company believes that the general diagnostic imaging services performed by non-radiologists may be directed to radiologists by managed care entities seeking to have services performed at the lowest overall cost. As a result, the Company believes that managed care entities will focus on reducing costs by shifting radiological procedures performed by non-radiologists to radiologists.

         Consolidation of ICs. Concurrent with the growth of managed care and strict controls on Medicare reimbursement for inpatient costs, diagnostic imaging services began to shift from hospital settings to ICs in the early 1980s. While many of these ICs were developed by physicians and hospitals, a subsequent change in federal law restricted the referral of patients by a physician to a facility in which the physician maintained an ownership interest. As a result, many physicians sold their interests in ICs to hospitals, radiologists and companies engaged exclusively in the ownership, operation and management of ICs. The Company believes that many of these entities have and will continue to consolidate the ownership of ICs.

         Referral Sources. Non-radiologists, including specialists and primary care physicians, direct the utilization of radiology services. Most industry marketing has been focused on developing relationships with these referring physicians. As more patients move to managed care plans, the Company believes physicians will have fewer referral options for diagnostic imaging procedures. In addition, the Company believes that managed care entities will increasingly demand that providers of radiology services share in the financial risks associated with providing services for the lives covered by the managed care entities. As the choices for radiology referrals decrease, the Company believes that quality of care, geographic coverage, subspecialty expertise and patient and referring physician satisfaction will be important factors in determining referral patterns.

         Trends in Radiology Organizations. The trends toward managed care, cost containment and health care consolidation have combined to limit the number of positions available and the salaries paid to radiologists. In addition, small independent physician groups and individual practices are typically at a competitive disadvantage to larger associations or networks of physicians because they lack the capital necessary to (i) expand the geographic coverage of the practice and the imaging modalities offered, (ii) develop state-of-the-art information systems and (iii) purchase costly new imaging technologies, each of which can improve quality of care and reduce costs. Generally, they also lack the cost accounting and quality management systems necessary to allow physicians to price and monitor complex risk-sharing arrangements with third-party payors. Additionally, small to medium-sized groups and individual practices often do not have contractual ties with other providers nor do they have the ability to offer a broad range of subspecialty imaging services. Small practices often have higher operating costs (since overhead must be spread over a relatively small revenue base) and minimal vendor purchasing power. In order to remain competitive in the changing medical service environment, radiologists are beginning to affiliate with or create larger organizations by adding radiologists to their groups, creating or joining networks or independent physician associations or affiliating with physician practice management entities such as the Company.

BUSINESS STRATEGY

         The Company's objective is to develop integrated networks of radiology groups and ICs that can provide wide geographic coverage and subspecialty expertise in a cost-effective manner. The Company provides the networks with sophisticated management, state-of-the-art information systems and appropriate capital for expansion. The Company's strategy is to (i) emphasize quality service, (ii) expand within its selected markets, (iii) improve operating efficiencies within the Affiliated Practices and (iv) expand into new regional markets through acquisitions of or affiliations with additional radiology practices and ICs.

Emphasize Quality Service

         Patient service and referring physician satisfaction are key elements of the Company's strategy. The Company forms regional service networks and invests in advanced teleradiology technologies to provide greater geographic coverage, improve response time and increase overall patient accessibility. The Company offers, through its Affiliated Practices, subspecialty expertise such as interventional radiology and radiation oncology to address the full range of radiology service needs of patients, referring physicians, hospitals and payors. The Company provides capital to the Affiliated Practices to upgrade existing imaging equipment and purchase equipment capable of performing advanced imaging applications. In addition, the Company implements information systems that will provide the Company's payors and referral sources with outcomes data, cost analyses, utilization management data and other analyses, in each case with the objective of maximizing patient, referring physician, hospital and payor satisfaction.

Expand Within Existing Regional Markets

         A key element of the Company's strategy is to expand and leverage the resources and capabilities of its Affiliated Practices to offer high-quality, comprehensive and competitively priced diagnostic, interventional and therapeutic radiology programs within selected markets. The Company believes that cost-conscious payors, particularly those interested in utilizing or implementing risk-sharing or global capitation arrangements, prefer to contract with a single provider for a full range of radiology services within select geographic markets. The Company plans to acquire and affiliate with additional complementary radiology practices and, when feasible, acquire, operate and manage ICs to broaden the range of, and increase the capacity to deliver, services within its markets. The Company intends to market the resulting comprehensive service offerings and geographic coverage to obtain payor contracts.


Improve Operating Efficiencies

         The Company's strategy includes utilizing its management infrastructure and the collective knowledge of and information generated by its Affiliated Practices to identify and promote practice operating efficiencies that benefit all Affiliated Practices. The Company believes that information technology is critical to such efforts and is in the process of implementing sophisticated management and financial information systems to obtain and disseminate information relating to practice patterns, equipment utilization, facilities and personnel and operating profitability. The Company believes such information will enable Affiliated Practices to enhance quality of care, increase revenue, improve cash management and more effectively control costs. The Company believes that the establishment of systems that promote "best practices" and operating efficiencies can provide the Company and its Affiliated Practices with a competitive advantage in negotiating and obtaining managed care contracts. In addition, the Company believes that it can capitalize on the size and purchasing power of the combined Affiliated Practices to take advantage of economies of scale and to reduce the cost of administering and operating such practices.

Expand into New Markets

         The Company plans to expand into new geographic markets by acquiring and affiliating with profitable radiology practices that have strong reputations and competitive positions in their local markets. The Company anticipates that it will continue to focus on markets where there are significant prospects for physician networking and practice consolidation, high patient-provider ratios and favorable overall economic conditions. The Company intends to focus on acquiring and affiliating with platform practices allowing the Company to pursue the expansion strategy discussed above. The Company believes that it will be attractive to potential Affiliated Practices because of its (i) exclusive focus on radiology, (ii) governance structure which promotes physician input, (iii) service fee structure which aligns the Company's revenue growth incentives with those of the Affiliated Practices and (iv) transaction structure which permits physicians to become stockholders of the Company and thereby further aligning the interests of the Company and the Affiliated Practices. The Company expects that its Affiliated Practices will be instrumental in identifying potential acquisitions and affiliations with future Affiliated Practices or ICs.

AFFILIATION STRUCTURE

         APPM provides physician practice management and administrative services to radiology practices and owns, operates and manages ICs. The Company's business model is based on a "partnership" with its Affiliated Practices in which the Company manages the non-medical functions of the Affiliated Practices in a manner that promotes physician participation and input in areas such as practice enhancement and operating efficiencies, marketing and long-term strategy development. The Company believes that its partnering approach (i.e., shared ownership, economic interest and governance) enables physicians to provide input in the management and affairs of their practice and aligns the interests of physicians in the Affiliated Practices with those of the Company in promoting practice growth and operating efficiencies. The Company believes its model is, and will continue to be, attractive to potential practice acquisition candidates. For a discussion of the contractual arrangements between the Company and its Affiliated Practices, see "Business -- Service Agreements."

         The Company affiliates with radiology practices through the acquisition of certain tangible and intangible assets and the assumption of certain liabilities of the Affiliated Practices. The Company pays the purchase price for such transactions in shares of its Common Stock and cash. Simultaneously with the acquisitions, the Company typically enters into a 40-year Service Agreement with each practice pursuant to which the Company provides a wide range of management, administrative, technical and non-medical services. For providing services under the Service Agreement, the Company receives a fee structured to align the interests of the Company and the Affiliated Practices. Additionally, the Service Agreements restrict the Affiliated Practices from competing with the Company within a specified geographic area during the term of the Service Agreements and also require each Affiliated Practice to obtain and enforce similar restrictive covenants with the full-time physicians affiliated with their practices. As part of its growth strategy, the Company intends to acquire the assets of and enter into similar long-term Service Agreements with additional radiology practices based on the partnership model it has established with the Affiliated Practices.

         Additionally, the Company owns interests in certain joint venture arrangements. The joint venture arrangements represent partnerships with various hospitals or health systems serviced by certain of the existing Affiliated Practices and were formed for the purpose of owning and operating ICs. Professional services at the joint venture ICs are performed by certain of the existing Affiliated Practices. The Company owns a 50% interest in five joint ventures, a controlling interest in two joint ventures and a minority interest in four joint ventures.

         The Company believes a shared governance approach is critical to the long-term success of a physician practice management company. While the Company has the primary responsibility for managing the non-medical functions of its Affiliated Practices, it operates within a governance structure which promotes physician involvement in the direction and management of the Affiliated Practices and the Company. This is accomplished by the Company and each Affiliated Practice establishing a Joint Planning Board consisting of three to six members. The Joint Planning Boards have responsibility for (i) establishing payor contracting guidelines, (ii) making recommendations with respect to operating budgets and capital expenditures and (iii) developing marketing strategies and long-term objectives for their respective practices. The Company believes the Joint Planning Boards promote participation by physicians in the overall management of their practices and serve as a means for the Company and its Affiliated Practices to communicate effectively and exchange information. In addition, the Company has a Physician Advisory Board, the primary focus of which is to enhance the quality of services provided by the Company and its Affiliated Practices. The Physician Advisory Board consists of 9 practicing physicians from the Affiliated Practices and is chaired by the Company's Senior Vice President of Physician Affairs. This board serves as a forum in which members discuss and make recommendations regarding clinical applications, practice protocols, appropriateness criteria, utilization guidelines, best practices and managed care issues. Recommendations are communicated to all Affiliated Practice physicians, however, the adoption of such recommendations is at the discretion of the Affiliated Practices.

OPERATIONS AND DEVELOPMENT

General

         The existing Affiliated Practices consist of eight radiology practices, comprised of 233 radiologists, located in five states. All of the existing Affiliated Practices provide professional services, which consist of the supervision, performance and interpretation of radiological procedures in hospitals, ICs or other settings. The Company owns and operates 60 ICs and operates and manages 11 additional ICs through joint venture relationships. In addition, the existing Affiliated Practices currently provide professional radiology services to 44 hospitals. In the aggregate, the existing Affiliated Practices provide all subspecialty diagnostic and interventional radiology and radiation oncology services. Substantially all of the 233 radiologists are board certified.

         The number and type of modalities offered at the Company's owned, operated or managed ICs are determined by the demand for such services within their respective market areas. Presently, 53 of these ICs offer multiple modalities including various combinations of MRI, CT, mammography, ultrasound, nuclear medicine, fluoroscopy and traditional radiography. By offering a wide spectrum of imaging modalities, the Company markets itself as a full-service provider of diagnostic imaging services. In addition to the ICs, the existing Affiliated Practices provide professional services to hospitals, hospital outpatient facilities, physicians' offices, mobile imaging units and nursing homes.

         The Company intends to expand its operations into new markets principally through the acquisition of platform practices. Prior to entering a new market, the Company will consider various factors including the population, demographics, market potential, competitive environment, degree of managed care penetration, supply of radiologists, existing imaging services and general economic conditions within the market. The Company will seek to identify and affiliate with group practices that have a significant market presence or that the Company believes can achieve such a presence in the near term. The Company identifies potential acquisition candidates through a variety of means, including targeted contacts of radiologists by the Company, participation in professional conferences, referrals from Affiliated Practices and direct inquiries by radiologists.

         Set forth below are the locations and certain other information with respect to the existing Affiliated Practices as of March 31, 1998:

                                                             IMAGING CENTERS
                                                          -----------------------
                                                                          OWNED AND                 TOTAL
      PRACTICE                                               HOSPITAL     OPERATED     JOINT     NON-PHYSICIAN
      LOCATION                               PHYSICIANS   AFFILIATIONS(1)  SITES     VENTURES(2)   PERSONNEL
      --------                               ----------   ---------------  -----     -----------   ---------

Baltimore, MD ..........................           87           10           20            6          518
Rochester, NY ..........................           30            5            8            0          127
Oakland, CA ............................           24            5            7            0           60
San Jose, CA ...........................           24            4            8            0           72
San Antonio, TX ........................           20            5            3            4          107
Topeka, KS .............................           24           12            2            1           49
New City, NY ...........................           14            2            5            0          147
Rockville, MD ..........................           10            1            7            0          120
                                                -----        -----        -----        -----        -----
     Totals ............................          233           44           60           11        1,200
                                                =====        =====        =====        =====        =====


(1) Hospital affiliations represent contractual or other relationships with hospitals where the existing Affiliated Practices provide diagnostic and interventional radiology or radiation oncology services.

(2) Joint ventures represent partnerships with various hospitals or health systems serviced by certain of the existing Affiliated Practices and were formed for the purpose of owning and operating ICs. Professional services at the joint venture ICs are performed by certain of the existing Affiliated Practices.

         The existing Affiliated Practices were selected based on a variety of factors, including: physician and practice credentials and reputation; competitive market position; subspecialty mix of physicians; historical financial performance and growth potential; willingness to embrace the Company's vision and philosophy regarding the provision of radiology services; and general economic and demographic criteria.

Services

         The Company provides its Affiliated Practices with management expertise and capital to compete in a managed care environment. Specifically, the Company supports the Affiliated Practices with management expertise in the following areas:


                  AREA OF MANAGEMENT EXPERTISE                                      APPLICATION
                 -------------------------------------------------------------------------------------
                 Strategic Management                       Provision of strategic advice and guidance through the proactive management of practice operations and pursuit of new market opportunities.

                 Reimbursement Operations                   Implementation of billing, collection, reporting and negotiation processes, procedures and performance standards in order to maximize practice revenue and create new or improved contracting opportunities.

                 Information Technology                     Use of advanced technology, networking, communications, systems integration and data base development/management tools and skills to increase physician and practice productivity and effectiveness.

                 Practice Management                        Identification of operational savings opportunities and implementation of programs to enhance practice revenue and operating performance.

                 Practice Marketing                         Implementation of radiology marketing techniques and concepts to focus on increasing imaging revenue and customer satisfaction.

                 Technical Operations                       Implementation of systems, procedures, management techniques and standards to increase the effectiveness, efficiency, productivity and profitability of a practice's technical operations and to improve relationships with patients, physicians and payors.

                 Materials Management/Purchasing            Development and implementation of national group purchasing arrangements to provide cost savings associated with equipment purchases, leasing and service agreements and the general purchase of medical and office supplies.

         The Company provides its Affiliated Practices with capital for (i) technological advances, including teleradiology and upgraded diagnostic imaging equipment, (ii) information systems and (iii) additional ICs and imaging equipment. Set forth below are specific areas in which the Company provides capital resources to its Affiliated Practices:


              AREA OF EXPENDITURE                           OBJECTIVE
           --------------------------------------------------------------------------

               Advanced Imaging Equipment                   Provision of high-quality imaging services and image management, including teleradiology, to maximize facility and equipment utilization and improve quality and service to patients, referring physicians, hospitals and payors.

               Financial and Information Systems            Integration of disparate clinical and financial systems into one common data repository and coordination of centralized scheduling, transcription, utilization and patient flow functions.
               Network/Communications
                 Infrastructure                             Implementation of technologies to link voice, data and image transmission capabilities.

               ICs                                          Investment in equipment and facilities, including the construction of new facilities, the acquisition of existing facilities or the relocation or consolidation of existing ICs and related equipment to achieve the most efficient use of resources.


Information Management

         The Company believes that integrated radiology networks require extensive information management systems to effectively manage operations, compete for managed care contracts and achieve standardization and economies of scale. The Company is currently creating a network infrastructure, including a Financial Accounting System ("FAS") and Executive Information System ("EIS"), which will utilize certain components of the Affiliated Practices' existing information systems. The Company is also evaluating the feasibility of deploying other standard information systems, including a managed care system and a radiology information system.

         The Company has begun implementation of the network communications infrastructure and the FAS and intends to complete the implementation of the infrastructure before July 31, 1998 at the existing Affiliated Practices. The network communications infrastructure will provide access to the FAS and EIS, facilitate the gathering of key operational data and increase internal communications capabilities through the enterprise-wide deployment of standard office automation applications. The Company expects that the network infrastructure will provide the foundation for the sharing and utilization of certain information among the Affiliated Practices and the Company. The network has been designed with standard components to be managed centrally in order to minimize the need for local information systems personnel.

         The Company intends to deploy the FAS to facilitate timely and accurate financial reporting throughout the Company. Specifically, the Company intends to deploy general ledger, accounts payable, asset management, payroll and materials management systems at each of the Affiliated Practices. The FAS has been designed to facilitate the consistent, efficient reporting of financial information across all practices using one standard chart of accounts with a single set of accounting practices and financial controls. The Company expects that the deployment of the FAS will streamline and simplify the financial reporting process and will provide a tool for managing practice efficiency benchmarks.

         Following the implementation of the network communications infrastructure and the FAS, the Company expects to focus on assimilating and analyzing data from its Affiliated Practices' disparate information systems. In this phase, the Company intends to deploy an EIS that will facilitate the management reporting of key operational data. The Company anticipates that the EIS will provide a repository to store pertinent encounter data and initially will use the Affiliated Practices' practice management systems, radiology information systems and the FAS as primary data sources. It is anticipated that the EIS will provide variance, utilization, reimbursement efficiency and trend analysis reporting capabilities. The Company believes that the EIS will enable the Affiliated Practices to enhance the quality of information, increase revenue, improve operating efficiencies and more effectively control costs. There can be no assurance that the Company will be able to implement the FAS or EIS on a timely basis, if at all, or that these systems will produce the expected benefits.

SERVICE AGREEMENTS

         The Company is a party to a Service Agreement with each existing Affiliated Practice under which the Company is the exclusive manager and administrator of non-medical services relating to the operation of each such Affiliated Practice. The following summary of the Service Agreement is intended to be a brief description of the standard form of the Service Agreement that the Company is a party to with each existing Affiliated Practice. The Service Agreements may vary from the description below depending on the requirements of local regulations and negotiations with the individual Affiliated Practices. The Company expects to enter into service agreements with similar provisions with each additional Affiliated Practice.

         The service fees payable to the Company by the Affiliated Practices under the Service Agreements vary based on fair market value, as determined in arms' length negotiations, and the nature and extent of services provided. Where state law allows, service fees due under the Service Agreements are derived from two distinct revenue streams: (i) the Affiliated Practice pays a service fee based on a negotiated percentage (existing Affiliated Practice service fees range from 20% to 30%) of the adjusted professional revenues as defined in the Service Agreement; and (ii) the Affiliated Practice pays a service fee based on 100% of the adjusted technical revenues as defined in the Service Agreement, which equals the fair value of the services provided. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which is equal to the fair market value of the services provided under the Service Agreement and which is renegotiated each year to equal the fair market value of the services provided under the Service Agreement. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other non-physician costs) from physician groups revenue, net of the Affiliated Practices. In addition, the Company receives income from joint ventures in which the Company holds ownership interests. Revenues are billed by the Company on behalf of the Affiliated Practices. Payments are received by the Affiliated Practice and transferred to the Company on a daily basis. On a monthly basis, the Company calculates the amount of service fees due and remits to the Affiliated Practices an amount equal to the difference between the net revenues of the Affiliated Practices and the service fees calculated by the Company.

         Set forth below is a sample calculation of the service fees under the two fee structures described above and the respective income statements of a hypothetical Affiliated Practice and the Company related to such service fee calculation. The following examples are for illustrative purposes only and do not represent the actual or potential service fee that would be payable by any Affiliated Practice, the operating results of any Affiliated Practice or the relationship of revenues and expenses.

SAMPLE SERVICE FEE CALCULATION

                                                   NEGOTIATED PERCENTAGE STRUCTURE                        BASE FEE STRUCTURE
                                              ----------------------------------------       -------------------------------------
                                              PROFESSIONAL     TECHNICAL         TOTAL       PROFESSIONAL    TECHNICAL        TOTAL
                                              ------------     ---------         -----       ------------    ---------        -----
Physician groups revenue, net ..........        $ 1,200         $   800         $ 2,000        $ 1,200        $   800        $ 2,000
Agreed-upon expenses(1) ................            170             594             764            170            594            764
                                                -------         -------         -------        -------        -------        -------
Adjusted Professional/Technical
    Revenues ...........................        $ 1,030         $   206         $ 1,236        $ 1,030        $   206        $ 1,236
                                                -------         -------         -------        -------        -------        -------

Negotiated service fee % ...............             20%            100%                            NA             NA             NA
Service fee ............................        $   206         $   206         $   412                                           --
                                                =======         =======

Base service fee .......................                                             --                                      $   412
Reimbursement of expenses ..............                                            764                                          764
                                                                                --------                                     -------

Service fee revenue ....................                                        $ 1,176                                      $ 1,176
                                                                                =======                                      =======



SAMPLE INCOME STATEMENT

                                                                               AFFILIATED
                                                                                PRACTICE              APPM SUBSIDIARY
                                                                                ----------            ---------------

Physician groups revenue, net ...................................               $    2,000               $    2,000
Less: amounts retained by physician group .......................                       --                     (824)
                                                                                ----------               ----------
Service fee revenue .............................................                    2,000                    1,176
                                                                                ----------               ----------
Cost of physician services ......................................                      824                       --
Operating expense (1) ...........................................                      764                      764
APPM service fee ................................................                      412                       --
                                                                                ----------               ----------
Total costs and expenses ........................................                    2,000                      764
                                                                                ----------               ----------
Income before taxes .............................................               $       --               $      412
                                                                                ==========               ==========

(1) Expenses include non-physician salaries and benefits, rent, depreciation, insurance, interest and other non-physician costs.

      Pursuant to the Service Agreements, the Company, among other things: (i) acts as the exclusive manager and administrator of non-physician services relating to the operation of each Affiliated Practice, subject to matters reserved to each Affiliated Practice or referred to the Joint Planning Board;
(ii) aids in the billing of patients, insurance companies and other third-party payors and collects on behalf of each Affiliated Practice the fees for professional and technical medical and other services rendered by the Affiliated Practice; (iii) provides, as necessary, clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services and personnel, information management and medical transcribing services; (iv) supervises and maintains custody of substantially all files and records; (v) provides facilities for the Affiliated Practice; (vi) prepares, in consultation with the Joint Planning Board and the Affiliated Practice, all annual operating and capital budgets;
(vii) orders and purchases inventory and supplies; (viii) implements, in consultation with the Joint Planning Board and the Affiliated Practice, national and local public relations or advertising programs; (ix) provides financial and business assistance in the negotiation, establishment, supervision and maintenance of contracts and relationships with managed care and other similar providers and payors; and (x) assists the Affiliated Practice with obtaining medical malpractice insurance for its physicians and other medical professionals.

      The Service Agreements require the Company and each existing Affiliated Practice to establish and maintain a Joint Planning Board consisting of not less than three nor more than six members; two designees of the Company (each with one vote) and no less than one or more than four designee(s) of the Affiliated Practice (representing two votes in the aggregate). Each Joint Planning Board has responsibilities that include developing long-term strategic objectives relating to practice expansion and payor contracting, promoting practice efficiencies, recommending capital expenditures and generally serving as a means by which the Company and each of the Affiliated Practices will communicate and exchange information. The Company intends to continue to establish Joint Planning Boards in the future, some of which may be on a regional level.

      Under the Service Agreements, each existing Affiliated Practice remains responsible for (i) hiring and compensating its physicians and certain other medical professionals, (ii) the licensing, credentialing and certifications necessary to conduct its practice, (iii) obtaining and maintaining medical malpractice insurance for the professional entity and its physician employees,
(iv) providing professional radiological services and (v) complying with federal and state laws, regulations and other ethical standards applicable to the practice of radiology. Pursuant to the Service Agreements, the existing Affiliated Practices maintain full control over the provision of professional radiological services. The Company does not engage in the practice of medicine or provide professional radiological services. In addition, the Service Agreements with the Founding Affiliated Practices also contain provisions whereby both the Company and each such Founding Affiliated Practice have agreed to certain restrictions on accepting or pursuing radiology opportunities within a 15-mile radius (decreasing to 10 miles upon the expiration of 12 months) of any of the Company's owned, operated or managed ICs at which the Founding Affiliated Practice provides professional radiology services or any hospital at which a Founding Affiliated Practice provides on-site professional radiology services. Each existing Service Agreement also restricts the applicable Affiliated Practice from competing with the Company and other Affiliated Practices within a specified geographic area during the term of such Service Agreement. In addition, the existing Service Agreements require the Affiliated Practices to enter into and enforce agreements with the stockholders and full-time radiologists at each Affiliated Practice (subject to certain exceptions) that include covenants not to compete with the Company for a period of two years after termination of employment.

      The existing Service Agreements are for an initial term of 40 years, with automatic extensions of five years unless notice of termination is given. The existing Service Agreements may be terminated by either party if (i) the other party (a) files a petition in bankruptcy or other similar events occur or (b) defaults in the performance of a material duty or obligation, which default continues for a specified period after notice or (ii) an opinion is rendered by a law firm of nationally-recognized expertise in health care law that a material term of the Service Agreement is in violation of applicable law (or a court or regulatory agency finds as such) and such violation cannot be cured.

      Each existing Service Agreement may also be terminated by the Company if the Affiliated Practice or a physician employee engages in conduct, or is formally accused of conduct, for which the physician employee's license to practice medicine reasonably would be expected to be subject to revocation or suspension or is otherwise disciplined by any licensing, regulatory or professional entity or institution, the result of any of which (in the absence of termination of such physician or other action to monitor or cure such act or conduct) does or reasonably would be expected to materially adversely affect the Affiliated Practice. In addition, the Company may terminate each existing Service Agreement with any Affiliated Practice if, during the first five years of the Service Agreement, more than 33 1/3% of the total number of physicians employed or retained by such practice are no longer employed or retained by such practice other than because of certain events, including death, permanent disability, pre-qualified retirement or involuntary loss of hospital contracts or privileges.

      Upon termination of a Service Agreement with an Affiliated Practice, depending upon the termination event, the Company may have the right to require such Affiliated Practice to purchase and assume, or the Affiliated Practice may have the right to require the Company to sell, assign and transfer to it, the assets and related liabilities and obligations associated with the professional and technical radiology services provided by the Affiliated Practice immediately prior to such termination. The purchase price for such assets, liabilities and obligations will be the lesser of fair market value thereof or the return of the consideration received in the acquisition; provided, however, that the purchase price shall not be less than the net book value of the assets being purchased.

PRACTICE MARKETING

      The Company intends to continue to focus its marketing efforts on referring physicians, hospitals, managed care organizations and employers. Historically, the Affiliated Practices' marketing efforts were based primarily upon the professional reputations and individual efforts of such practices and its radiologists. The Company believes there is an opportunity to capitalize on the professional reputations of the existing Affiliated Practices by applying professional sales and marketing techniques to increase the Affiliated Practices' volume of business and expand the potential geographic market for each Affiliated Practice beyond its local physician community.

      In addition, the Company will seek to secure new contracts and expand existing contracts with hospitals, managed care organizations and employers for the provision of radiology services. The Company is prepared to negotiate flexible arrangements with managed care organizations on behalf of the Affiliated Practices.

GOVERNMENT REGULATION AND SUPERVISION

General

      The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. The ability of the Company to operate profitably will depend in part upon the Company, the Affiliated Practices and their affiliated physicians obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. The Company believes that health care regulations will continue to change and, therefore, intends to monitor developments in health care law and the Company expects to modify its operations from time to time as the business and regulatory environment changes. There can be no assurance that the Company will be able to modify its operations so as to address changes in the regulatory environment.

Licensing and Certification Laws

      Every state imposes licensing requirements on individual physicians and on facilities operated, or services performed, by physicians and others. In addition, federal and state laws regulate HMOs and other managed care organizations with which Affiliated Practices or their affiliated physicians may have contracts. Many states require regulatory approval, including certificates of need and/or licensing, before establishing or expanding certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. In connection with the expansion of existing operations and the entry into new markets, the Company, the Affiliated Practices or their affiliated physicians may become subject to additional regulation.

Fee-Splitting; Corporate Practice of Medicine

      The laws of many states (including each of the states in which the existing Affiliated Practices are located) prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although the Company intends to structure its proposed operating structures and methods as described herein so as to comply with existing applicable laws, the Company's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's planned operations and expansion. In addition, the regulatory framework of certain jurisdictions may limit the Company's expansion into such jurisdictions if the Company is unable to modify its operating structure to conform with such regulatory framework.

Medicare Physician Payment System

      The Company believes that regulatory trends in cost containment will continue to result in a reduction from historical levels in per-procedure revenue for medical practices. The federal government has implemented, through the Medicare program, a resource-based relative value scale ("RBRVS") payment methodology for physician services. The RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of the RBRVS has reduced payment rates for certain of the procedures historically provided by the existing Affiliated Practices. The Balanced Budget Act of 1997 ("BBA 97") provides for reductions in the rate of growth of payments for physician services, including services historically provided by the Affiliated Practices, in the amount of $5.3 billion over a five-year period ending in 2002. In addition, BBA 97 provides for the implementation of a resource-based methodology for payment of physician practice expenses under the physician fee schedule over a four-year period beginning in 1999. Adoption of this methodology is expected to reduce payments for services historically provided by the Affiliated Practices. There can be no assurance that any reduced operating margins could be offset by the Company through increased efficiencies, utilization of excess capacity, alteration of the mix of the Affiliated Practices' services or other means of increasing the Company's revenues. Private third-party payors and Medicare and Medicaid have increased their use of managed care as a means of cost containment. Increasingly, private third-party payors negotiate discounts from established physician and hospital charges or require capitation or other risk sharing arrangements as a condition of patient referral to physician groups such as the Affiliated Practices. BBA 97 also includes provisions designed to increase the enrollment of Medicare and Medicaid participants in managed care programs. The inability of the Company to negotiate satisfactory arrangements with managed care companies would have a material adverse effect on the Company's business, financial condition and results of operation.

      Rates paid by non-governmental insurers, including those that provide Medicare supplemental insurance, are based on established physician and hospital charges and are generally higher than Medicare payment rates. A change in the composition of the patient mix of the medical practices that results in a decrease in patients covered by private insurance plans could adversely affect the Company's revenue and income.

      Medicare and Medicaid have increased their use of managed care as a means of cost containment. As with private third party payors, Medicare and Medicaid managed care contractors negotiate discounts from established physician and hospital charges or require capitation or other risk sharing arrangements as a condition of patient referral to physician groups such as the Affiliated Practices. BBA 97 includes provisions designed to increase the enrollment of Medicare and Medicaid participants in managed care programs. The inability of the Company to negotiate satisfactory arrangements with Medicare and Medicaid managed care contractors could have a material adverse effect on the Company's business, financial condition and results of operation.

Medicare and Medicaid Fraud and Abuse

      Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare, Medicaid or other governmental programs or
(iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under the Medicare, Medicaid or other governmental programs. Pursuant to this anti-kickback law, the federal government has recently announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs. The applicability of these provisions to many business transactions in the health care industry has not yet been subject to judicial and regulatory interpretation. Noncompliance with the federal anti-kickback legislation can result in exclusion from the Medicare, Medicaid, or other governmental programs and civil and criminal penalties.

      The Company believes that, although it receives fees under the Service Agreements for management and administrative services, it is not in a position to make or influence referrals of patients or services reimbursed under the Medicare, Medicaid or other governmental programs to Affiliated Practices or their affiliated physicians, or to receive such referrals. Such service fees are intended by the Company to be consistent with fair market value in arms' length transactions for the nature and amount of management and administrative services rendered. For these reasons, the Company does not believe that fees payable to it should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute. If, however, the Company is deemed to be in a position to make, influence or receive referrals from or to physicians, or the Company is deemed to be a provider under the Medicare or Medicaid programs, the operations of the Company could be subject to scrutiny under federal and state anti-kickback and anti-referral laws and the Company's operations could be materially and adversely affected.

      Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services," including, without limitation, radiology services, in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The penalties for violating Stark II include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company believes that, although it receives fees under the Service Agreements for management and administrative services, it is not in a position to make or influence referrals of patients.

           On January 9, 1998, the Health Care Financing Administration, Department of Health and Human Services ("HCFA") published proposed rules (the "Proposed Regulations") to implement Stark II. Under Stark II, radiology services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Under the Proposed Regulations, such services would include any diagnostic test or therapeutic procedure using x-rays, ultrasound or other imaging services, computerized axial tomography, magnetic resonance imaging, radiation, nuclear medicine and diagnostic mammography services (but not screening mammography services). The Proposed Regulations, however, would exclude from such definition of radiology services and radiation therapy services and supplies "invasive" or "interventional" radiology because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

      Stark II provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of such radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a "referral" by a "referring physician." Therefore, if such requirements are met, the Stark II self-referral prohibition would not apply to such services. The effect of Stark II on the Affiliated Practices, therefore, will depend on the precise scope of services furnished by each such Affiliated Practice's radiologists and whether such services derive from consultations or are self-generated. Management of the Company believes that substantially all of the services provided by the Affiliated Practices derive from requests for consultation. The Proposed Regulations, however, significantly depart from the Medicare coverage definition of radiology to include not only the technical component but also the professional component of radiology services. HCFA has expressly requested comments from the public regarding this aspect of the Proposed Regulations. In light of the complexity of the issues relating to Stark II, and the uncertainty regarding the Proposed Regulations, it is unclear whether the existing relationships between the Company and the Affiliated Practices and the relationships between the Affiliated Practices and physicians who refer patients to them would be deemed to comply with Stark II after the final regulations are adopted.

      In addition, the Company has structured its acquisitions of the assets of existing practices and intends to structure its future acquisitions so as to not violate the anti-kickback and Stark II laws and regulations. Specifically, the Company believes the consideration paid by the Company to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms' length transactions and not intended to induce the referral of patients. Should this practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then the Company's acquisitions could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have a material adverse effect on the Company's business, financial condition and results of operations.

      Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern the Company's contemplated activities. There can be no assurance that the Company's contemplated activities will not be investigated, that claims will not be made against the Company or that these increased enforcement activities will not directly or indirectly have an adverse effect on the Company's business, financial condition and results of operations.

Health Care Reform Initiatives

      In addition to existing government health care regulation, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. The Company believes that such initiatives will continue during the foreseeable future. Certain aspects of these reforms, as proposed in the past, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, if adopted, could adversely affect the Company.

Compliance Program

      With the assistance of the Company's special health care regulatory counsel, the Company intends to implement a program to monitor compliance with federal and state laws and regulations applicable to health care entities. The Company intends to appoint a compliance officer who will be charged with implementing and supervising the Company's compliance program, which will involve the adoption of (i) "Standards of Conduct" for its employees and affiliates and (ii) an "Ethics Process" that will specify how employees, affiliates and others may report regulatory or ethical concerns to the Company's compliance officer. As part of the Ethics Process, the Company intends to introduce various methods designed to facilitate the reporting of any regulatory and ethical issues to the compliance officer for investigation or appropriate corrective action. In addition, the Company intends to conduct, or have its special health care regulatory counsel conduct, periodic audits of various aspects of its operations, including the Affiliated Practices. The Company also intends to initiate a training program designed to familiarize its employees with the regulatory requirements and specific elements of the Company's compliance program.

Insurance Laws and Regulation

      Certain states have enacted statutes or adopted regulations affecting risk assumption in the health care industry, including statutes and regulations that subject any physician or physician network engaged in risk-based contracting to applicable insurance laws and regulations, which may include, among other things, laws and regulations providing for minimum capital requirements and other safety and soundness requirements. The Company believes that it is, and the Affiliated Practices are, currently in compliance with such insurance laws and regulations. However, implementation of additional regulations or compliance requirements could result in substantial costs to the Company and the Affiliated Practices. The inability to enter into capitated or other risk-sharing arrangements or the cost of complying with certain applicable laws that would permit expansion of the Company's risk-based contracting activities could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

      The Affiliated Practices and the Company's owned, operated or managed ICs compete with local radiologists and technical imaging service providers, including for profit and non-profit hospitals and health systems, in each of the markets served by the Company. The Company believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition among providers for medical services to consumers and that cost, accessibility, quality and scope of services provided are the principal factors that affect competition. There can be no assurance that the Affiliated Practices and the Company's owned, operated or managed ICs will be able to compete effectively in the markets they serve, which inability to compete could adversely affect the Company.

      The Company believes that current trends in the hospital industry have resulted in increased competition by radiology groups for hospital contracts. Each of the existing Affiliated Practices provides radiology services to hospitals. These relationships can be affected through competition with other radiology groups, the outsourcing of the radiology and imaging functions within the hospital or closure of the hospital due to consolidation or financial instability. There can be no assurance that each of the existing Affiliated Practices will maintain its current hospital relationships and be able to renew or extend its current arrangements under favorable terms or effectively compete for new relationships.

      The Company is under competitive pressures for the acquisition and retention of the assets of, and the provision of management, administrative, technical and non-medical services to, additional radiology practices, management service organizations and ICs. There are a number of publicly-traded companies focused on owning or managing ICs, including U.S. Diagnostic, Inc., Medical Resources, Inc. and HEALTHSOUTH Corporation. The Company is aware of a number of privately-held physician practice management companies focused on professional and technical radiology services. Several companies, both publicly and privately held, that have established operating histories and, in some instances, greater resources than the Company are pursuing the acquisition of general and specialty physician practices (including radiology) and the management of such practices. Additionally, some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to those of the Company. There can be no assurance that the Company will be able to compete effectively with such competitors for the acquisition of, or affiliation with, radiology practices, that additional competitors will not enter the market, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management, administrative, technical and non-medical services to, radiology practices on terms beneficial to the Company or that competitive pressures will not otherwise adversely affect the Company.

EMPLOYEES

      As of March 31, 1998 the Company had approximately 1,230 employees, approximately 30 of which were employed at the Company's headquarters and regional offices and the remainder of which were employed at the existing Affiliated Practices. The Company believes that its relationship with its employees is good.

CORPORATE LIABILITY AND INSURANCE

      The existing Affiliated Practices maintain professional liability insurance coverage primarily on a claims made basis. Such insurance provides coverage for claims asserted when the policy is in effect, regardless of when the events that caused the claim occurred. As a result of the acquisition of the Founding Affiliated Practices, the Company in some cases succeeded to certain liabilities of the Founding Affiliated Practices. Therefore, claims may be asserted against the Company for events which occurred prior to such acquisitions. The Company and the Affiliated Practices maintain insurance coverage similar to the coverage previously maintained by the Affiliated Practices.

      On September 1, 1997, a new law became effective in the state of Texas that permits injured patients to sue health insurance carriers, HMOs and other managed care entities for medical malpractice. There can be no assurance that this law will not increase the cost of liability insurance to the Company for services provided in Texas or any other states in which the Company does business if similar legislation is adopted in those states.

      The provision of medical services entails an inherent risk of professional malpractice and other similar claims. The Company's intent is to not influence or control the practice of medicine by physicians or have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. As a result of the relationship between the Company and the Affiliated Practices, however, the Company may become subject to medical malpractice actions under various theories, including successor liability. There can be no assurance that claims, suits or complaints relating to services provided by Affiliated Practices will not be asserted against the Company in the future. The Company maintains insurance coverage that it believes is adequate. Such insurance extends to professional liability claims that may be asserted against employees of the Company that work on site at Affiliated Practice locations. In addition, pursuant to the related Service Agreements, the existing Affiliated Practices are required (and the Company intends to require any other Affiliated Practices) to maintain comprehensive professional liability insurance. The availability and cost of such insurance is affected by various factors, many of which are beyond the control of the Company and Affiliated Practices. The cost of such insurance to the Company and the Affiliated Practices may have an adverse effect on the Company's operations. In addition, successful malpractice or other claims asserted against Affiliated Practices or the Company that exceed applicable policy limits could have a material adverse effect on the Company.

      The shareholders of the existing Affiliated Practices have agreed to indemnify the Company for certain claims. There can be no assurance that the Company will be able to receive payments under any such indemnity agreements or that the failure to fully recover such amounts will not have a material adverse effect on the Company's business, financial condition or results of operations.

      The existing Affiliated Practices are required by the terms of the related Service Agreements to maintain medical malpractice liability insurance consistent with minimum limits mandated in their hospital contracts or by applicable state law. The minimum amounts to be maintained are $1 million per occurrence and $3 million in the aggregate. The Company maintains general liability and umbrella coverage of $5 million per occurrence and $5 million in the aggregate. Additionally, the Company maintains workers' compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state's specific requirements.

ITEM 2.  PROPERTIES.

      The Company's corporate headquarters are located at 2301 NationsBank Plaza, 901 Main Street, Dallas, Texas 75202, in approximately 13,349 square feet occupied under a lease which expires on September 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is a party to one suit relating to services provided by a Founding Affiliated Practice. There can be no assurances that additional claims will not be asserted against the Company in the future. The Company became subject to certain pending claims as the result of successor liability in connection with the acquisition of the Founding Affiliated Practices; however, the Company believes that the ultimate resolution of such claims will not have a material adverse effect on the business, financial condition or results of operations of the Company.

      There can be no assurance that the Company will not subsequently be named as a defendant in additional lawsuits. Each existing Affiliated Practice has retained responsibility for, and agreed to indemnify the Company in full against, the liabilities associated with these lawsuits. In the event the Company is subsequently added as a party in any of these lawsuits, or a monetary judgment is entered against the Company and indemnification is unavailable for any reason, the Company's business, financial condition and results of operations could be materially adversely affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company did not submit any matters to a vote of security holders subsequent to the IPO.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information and Stock Price

      The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market, under the symbol "APPM", since November 20, 1997. The following table sets forth, for the period indicated below, the high and low bid prices per share of the Common Stock as reported by NASDAQ:

                                                                          High        Low
               1997

                   Fourth Quarter (from November 20, 1997)               12 1/4      8 3/4

      As of the close of business on March 25th, 1998, the last reported sales price per share of the Company's Common Stock was $10.00. There were 228 holders of record of the Company's Common Stock at the close of business on March 25, 1998. Such number does not include persons, whose shares are held by a bank, brokerage house or clearing company, but does include such banks, brokerage houses and clearing companies.

      No cash dividends have been paid on the Company's Common Stock since the organization of the Company and the Company does not anticipate paying dividends in the foreseeable future. The Company currently intends to retain earnings for future growth and expansion opportunities.

ITEM 6.  SELECTED FINANCIAL DATA.

      The following selected consolidated historical financial data of the Company is derived from the Company's consolidated financial statements for the periods indicated and, as such, reflects the impact of acquired entities from the effective dates of such transactions. The information in the table and the notes thereto should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

                                                                        PERIOD FROM
                                                                         INCEPTION
                                                                             TO                 YEAR ENDED
                                                                         DECEMBER 31,         DECEMBER 31,
                                                                             1996                  1997
                                                                           --------                --------
REVENUES:
  Physician groups revenue, net ............................               $     --                $ 13,709
  Less: amounts retained by physician groups................                     --                  (5,026)
                                                                           --------                --------
           Service fee revenue .............................                     --                   8,683
COSTS AND EXPENSES:
  Salaries and benefits ....................................                     --                   2,922
  Practice supplies ........................................                     --                   1,036
  Practice rent and lease expense ..........................                     --                     852
  Other practice expenses ..................................                     --                   1,557
  Corporate general and administrative .....................                  1,623                   4,910
  Depreciation and amortization ............................                      3                     888
  Interest expense, net ....................................                     23                     617
                                                                           --------                --------
          Total costs and expenses .........................                  1,649                  12,782
                                                                           --------                --------
LOSS BEFORE TAXES, MINORITY INTERESTS IN
   CONSOLIDATED SUBSIDIARIES AND EQUITY
   IN EARNINGS OF INVESTMENTS ..............................                 (1,649)                 (4,099)
EQUITY IN EARNINGS OF INVESTMENTS ..........................                     --                     220
MINORITY INTERESTS IN INCOME OF
   CONSOLIDATED SUBSIDIARIES ...............................                     --                     (49)
                                                                           --------                --------
LOSS BEFORE TAXES ..........................................                 (1,649)                 (3,928)
INCOME TAX EXPENSE .........................................                     --                      --
                                                                           --------                --------
NET LOSS ...................................................               $ (1,649)                 (3,928)
                                                                           ========                ========
Earning per share (basic and diluted) ......................               $  (0.82)               $  (1.13)


                                                                      As of December 31,
                                                                 ---------------------------
                                                                  1996                 1997
                                                                 ------               ------
          Balance Sheet Data:
Working Capital                                                  $2,029                3,676
Total Assets                                                      2,578               62,766
Long-term Debt and Capital Leases                                    --               55,865
Convertible Notes                                                 3,500                   --
Stockholders' Deficit                                             1,399               24,035

Summary of Operations by Quarter

         The following table presents unaudited quarterly operating results for each of the Company's last seven fiscal quarters. The Company believes that all of the necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.


                                            1996 Quarter Ended                     1997 Quarter Ended
                                       -----------------------------    ----------------------------------------
                                                 (amounts in thousands, except per share data)

                                       June 30   Sept. 30    Dec. 31    Mar. 31    June 30   Sept. 30    Dec. 31
                                       -------   --------    -------    -------    -------   --------    -------
Statement of Income Data:
     Total revenues                   $    --    $    --   $     --    $    --    $    --   $     --    $ 8,684
     Loss before income taxes            (120)      (402)    (1,127)      (880)      (820)    (1,443)      (785)
     Net Loss                         $  (120)   $  (402)  $ (1,127)   $  (880)   $  (820)  $ (1,443)   $  (785)

Net Loss Per Share (1)                $ (0.06)   $ (0.20)  $  (0.56)   $ (0.44)   $ (0.41)  $  (0.72)   $ (0.10)
Weighted Average Shares                 2,000      2,000      2,000      2,000      2,000      2,000      7,804

(1) There is no difference between basic and diluted EPS for the years ended December 31, 1996 and 1997 because options, and convertible notes payable have an anti-dilutive effect.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      APPM was incorporated on April 30, 1996, but conducted no significant operations until the initial public offering (the "IPO") and closing of the acquisitions of the Founding Affiliated Practices (the "Reorganizations") in November 1997. Through the Service Agreements, the Company provides management, administrative, technical and non-medical services to the Affiliated Practices in return for service fees. The service fees represent the physician groups revenue, net less amounts retained by physician groups. Physician groups revenue, net consists of the revenue of Affiliated Practices reported at the estimated realizable amounts from patients, third-party payors and others for services rendered, net of contractual and other adjustments. The service fees payable to the Company by the Affiliated Practices under the Service Agreements vary based on the fair market value, as determined in arms'-length negotiations, and the nature and extent of services provided. Where state law allows, the service fees due under the Service Agreements are derived from two distinct revenue streams: (i) a negotiated percentage (Affiliated Practice service fees range from 20% to 30%) of the adjusted professional revenues as defined in the Service Agreement and (ii) 100% of the adjusted technical revenues as defined in the Service Agreement, which equals the fair value of the services provided. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which is equal to the fair market value of the services provided under the Service Agreement and which is renegotiated each year to equal the fair market value of the services provided under the Service Agreement. The fixed fee structure is intended to result in the Company receiving substantially the same amount of service fee as it would have received under its negotiated percentage fee structure. The service fees received by the Company under either fee structure provide the Company with a net profits or equivalent interest in the Affiliated Practices and, as a result, the Company displays the revenues, net of amounts retained by physicians, and expenses of the Affiliated Practices. The adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other non-physician costs) from physician groups revenues of the Affiliated Practices. In addition, the Company receives income from joint ventures in which the Company has an ownership interest. The Affiliated Practices compensate physicians pursuant to negotiated employment arrangements with them. The Company does not participate in the negotiation of physician employment arrangements.

      The Company expects that the expenses incurred by the Company associated with its obligations under the Service Agreements generally will be the same as the operating costs and expenses that would have otherwise been incurred by the Affiliated Practices, including: the salaries, wages and benefits of non-physician personal; medical supply expenses involved in administering the technical aspects of the practices; the office (general and administrative) expenses of the practices; depreciation and amortization of assets acquired from the Affiliated Practices; and certain other items. The Company intends to continue to implement measures designed to reduce these operating costs and expenses through purchase discounts, economies of scale, benchmarking programs and more effective equipment utilization. In addition to the operating costs and expenses discussed above, the Company will be incurring additional personnel and administrative expenses in connection with establishing and maintaining corporate and regional offices, which will provide management, administrative, marketing and acquisition services.

      In accordance with Staff Accounting Bulletin ("SAB") No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders," published by the Securities and Exchange Commission, the acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices pursuant to the Reorganizations was accounted for by the Company at the transferors' historical cost basis with shares of Common Stock issued in those transactions valued at the historical cost of the non-monetary assets acquired net of liabilities assumed.

      An integral part of the Company's business strategy is to grow through acquisitions and to expand the Affiliated Practices. Although the Company is currently engaged in discussions with several such potential acquisition candidates, the Company has not entered into any letters of intent or definitive purchase agreements with respect to any such acquisitions. No assurance can be provided that any such acquisitions will be consummated.

RESULTS OF OPERATIONS

Year Ended December 31, 1997

      The Company conducted no significant operations before its IPO in November 1997 when the Company acquired the tangible and intangible non-medical assets and certain liabilities, and entered into Service Agreements with, the Founding Affiliated Practices.

Service Fee Revenue

      The Company generated service fee revenue of $8.7 million for the year ended December 31, 1997, which included 35 days of operations during the year ended December 31, 1997. There were no service fee revenues generated during the period ended December 31, 1996.

Costs and Expenses

      The Company incurred costs and expenses of $12.8 million for the year ended December 31, 1997. The Company's costs and expenses consisted primarily of start-up costs, salaries and benefits, radiological supplies, rent and lease expense, general and administrative, depreciation and amortization and interest expense. Costs and expenses of $1.7 million for the period ended December 31, 1996 represented corporate office expenses for the period from inception (April 30, 1996) through December 31, 1996.

Interest Expense

      Interest expense of $0.6 million for the year ended December 31, 1997, reflected the cost of borrowings under the Company's $115 million credit facility (the "Credit Facility") entered into on November 26, 1997, certain indebtedness and capital lease obligations of the Founding Affiliated Practices that were assumed by the Company in connection with the Reorganizations and the interest on $3.5 million in aggregate principal amount of the Company's Convertible Promissory Notes, that were converted to Common Stock in December 1997.

Operating Loss

      The Company generated an operating loss of $3.9 million for the year ended December 31, 1997. As stated above, these results reflect the impact of the Company's Service Agreements only for the period from November 26, 1997 through December 31, 1997 for the Founding Affiliated Practices. General and administrative expenses were incurred during the entire 1997 fiscal year.

Income Taxes

      The Company did not recognize any income tax benefit for the operating losses incurred during the periods presented. The Company will recognize the income tax benefit of such operating losses in the period that the Company recognizes net income.

Net Loss

     As a result of the foregoing factors, the Company generated a net loss of $3.9 million for the year ended December 31, 1997, or a loss per share of $1.13.

Year Ended December 31, 1996

      The Company conducted no significant operations during 1996. The Company's retained deficit at December 31, 1996 was primarily attributable to compensation and consulting charges totaling $1.6 million related to start-up costs.

Liquidity and Capital Resources

      The Company completed an IPO of 3,000,000 shares of Common Stock on November 26, 1997, which resulted in proceeds to the Company, net of underwriting discounts and offering expenses, of $29.1 million. Proceeds from the IPO were used to pay a portion of the cash consideration in connection with the Reorganizations.

      On November 26, 1997, the Credit Facility became effective. Under the terms of the Credit Facility, the Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000. The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $115.0 million and 2.75 times the consolidated EBITDA of the Company giving pro forma effect to acquisitions made with such borrowings. At March 30, 1998, the Company was eligible to borrow up to $115.0 million under the Credit Facility, and the Company had outstanding borrowings of $80.4 million under the Credit Facility. At the Company's option, the interest rate is (i) an adjusted LIBOR rate plus an applicable margin which can vary from 1.0% to 1.75% dependent on certain financial ratios or (ii) the prime rate plus an applicable margin which can vary from 0% to 0.75%. In each case the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum senior debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all Service Agreements of which the Company is or becomes a party and a pledge of the stock of the Company's subsidiaries. Approximately $21.5 million of borrowings under the Credit Facility were used to pay a portion of the cash portion due pursuant to the Reorganizations.

      The Company anticipates that funds generated from operations, cash and cash equivalents, and funds available under the Credit Facility will be sufficient to meet the Company's working capital requirements and debt obligations and to finance any necessary capital expenditures at least through the end of 1998. Expansion of the Company's business through acquisitions may require additional funds, which, to the extent not provided by internally-generated sources, cash, and the Credit Facility, would require the Company to seek additional debt or equity financing.

      In January 1998, the Company completed several acquisitions with total consideration of approximately $41,133,000 consisting of the issuance of (or future obligation to issue) 1,019,018 shares of Common Stock, cash and assumed debt. The cash portion of the aforementioned acquisitions was funded through additional borrowings under the Credit Facility.

      In connection with the IPO, the Company converted its outstanding $3.5 million of Convertible Promissory Notes into Common Stock of the Company in accordance with the terms of the note agreements.

Year 2000 Compliance

      The Company is dependent upon its computer systems to bill patients for services rendered by the Affiliated Practices and to accumulate and report the related revenues and expenses of Affiliated Practices. The Company's various patient accounting systems are not currently capable of processing year 2000 transactions; however, the vendors are currently addressing the modifications that are required to make the systems operational for the year 2000. In addition, the Company is currently installing a new general ledger, asset management and accounts payable system that is year 2000 compatible. This new financial system is expected to be fully installed and operational by the end of July 31, 1998. The Company does not believe the costs to make their patient accounting systems and other ancillary computer systems operational for the year 2000 will be material and such costs will be funded through operations or working capital advances under the Credit Facility.

Forward-Looking Statements

      This report contains or may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements may include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; the Company's capital budget and future capital requirements, and the Company's meeting its future capital needs; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

RISK FACTORS

      This document contains certain forward-looking statements that include risks and uncertainties, and address, among other things, acquisition and expansion strategy, projected capital expenditures, liquidity, possible third-party payor arrangements, cost reduction strategies, integration of Affiliated Practices, possible effects of changes in government regulation and managed care and availability of insurance. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, those discussed in the risk factors set forth below and matters set forth elsewhere in this document.

LIMITED OPERATING HISTORY AND INTEGRATION OF OPERATIONS

      Prior to APPM's acquisition of the Founding Affiliated Practices in November 1997, APPM conducted no significant operations. Since its formation, APPM has grown principally through the acquisition of the Affiliated Practices and IC acquisitions and is pursuing an aggressive growth strategy. If APPM is to realize the anticipated benefits of affiliations and acquisitions, including the affiliation with, and acquisition of the assets of, the Affiliated Practices, the acquisition of the ICs and subsequent affiliations and acquisitions, the operations of these entities must be integrated and combined effectively. The process of integrating management services, administrative organizations, facilities, management information systems and other aspects of operations, while managing a larger and geographically expanded entity, presents a significant challenge to the management of APPM. There can be no assurance that the integration process will be successful or that the anticipated benefits of its business combinations will be realized. The dedication of management resources to such integration may detract attention from day-to-day operations of APPM. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds, and combining different organizational structures. There can be no assurance that there will not be substantial unanticipated costs associated with such activities or that there will not be other adverse effects resulting from these integration efforts. Such effects could have a material adverse effect on the Company's business, financial position and results of operations.

DEPENDENCE ON AFFILIATED RADIOLOGISTS; RISK OF TERMINATION OF SERVICE AGREEMENTS

      The Company's operations are entirely dependent on its continued affiliation through Service Agreements with the existing Affiliated Practices and any other practices with which it may affiliate in the future. There can be no assurance that the Affiliated Practices will operate profitably or that the related Service Agreements will not be terminated. The Company expects that during 1998 two of the existing Affiliated Practices (Advanced Radiology, P.A. and The Ide Group, P.C.) will contribute, in the aggregate, approximately 50% of the service fees to be paid to the Company by the existing Affiliated
Practices, based on the existing Affiliated Practices' historical net patient revenues and expenses. The Service Agreements with the existing Affiliated Practices have terms of 40 years, but may be terminated by either party if (i) the other party (a) files a petition in bankruptcy or other similar events occur or (b) defaults in the performance of a material duty or obligation, which default continues for a specified period after notice or (ii) an opinion is rendered by a law firm of nationally-recognized expertise in health care law that a material term of the Service Agreement is in violation of applicable law (or a court or regulatory agency finds as such) and such violation cannot be cured. The Company anticipates that, to the extent that it enters into management relationships with additional practices, the Service Agreements entered into with such Affiliated Practices will have provisions providing for the terms, termination and repurchase of assets similar to those contained in the Service Agreements with the existing Affiliated Practices. The Company generates its revenue through the service fees it receives pursuant to the Service Agreements. Any termination of the Service Agreements with the Affiliated Practices could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has granted a security interest in the Service Agreements to the lenders under the Company's Credit Facility to secure the Company's payment and performance obligations under the Credit Facility. Termination of the Service Agreement between the Company and an Affiliated Practice could result in an event of default under the terms of the Credit Facility if the Affiliated Practice is a "Material Managed Practice" (i.e., an Affiliated Practice that generates 10% or more of the Company's consolidated EBITDA, as defined in the Credit Facility.

      Each existing Affiliated Practice has entered into employment agreements with the key radiologists associated with each such practice. The employment agreements generally are for a term of five years. Although the Company, in conjunction with the Affiliated Practices, will endeavor to maintain and renew such contracts, in the event a significant number of such radiologists terminate their relationships with the Company, the Company's business, financial condition and results of operations could be adversely affected. The Company anticipates that, to the extent it enters into Service Agreements with additional Affiliated Practices in the future, similar employment agreements will be entered into between such Affiliated Practices and the key radiologists associated with their respective practices; as such, the Company will face similar risks if a significant number of such radiologists terminate their relationships with the Affiliated Practices. Further, if a significant number of radiologists or other medical service providers become unable or unwilling to continue in their roles, the Company's business, financial condition and results of operations could be adversely affected. Neither the Company nor the Affiliated Practices maintains insurance on the lives of any affiliated physician for the benefit of the Company.

UNCERTAINTY REGARDING THE ENFORCEABILITY OF NONCOMPETITION PROVISIONS

      Each of the existing Affiliated Practices has entered into agreements with the stockholders and full-time employed radiologists at each such Affiliated Practice (subject to certain exceptions) that include covenants not to compete with the Company for a period of two years after termination of employment. The Company anticipates that Service Agreements that may be entered into with additional Affiliated Practices in the future will contain similar covenants requiring such Affiliated Practices to restrict the ability of the stockholders and full-time radiologists at such Affiliated Practices to compete with the Company. In most states, a covenant not to compete will be enforced only to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement, does not unreasonably restrain the party against whom enforcement is sought and is not contrary to public interest. This determination is made based on all of the facts and circumstances of the specific case at the time enforcement is sought. Furthermore, the application of these standards varies from state to state. For these reasons, it is not possible to predict with certainty whether a court will enforce such a covenant in a given situation. In addition, the Company is not aware of any judicial precedents that have addressed whether a management company's interest under a management agreement will be viewed as the type of protectable business interest that would permit it to enforce such a covenant. The inability of the Company to enforce such anti-competition covenants could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON REFERRALS

      The Company is dependent on referrals from third parties to its owned, operated or managed ICs and to other ICs or hospitals at which the Affiliated Practices provide professional services. A substantial portion of these referrals are made by physicians who have no contractual obligation or economic incentive to refer patients to those ICs or hospitals (i.e., they are not part of a "closed panel," as described below). The Company's owned, operated or managed ICs and the Affiliated Practices compete with local radiologists and technical imaging service providers, including non-profit and for profit hospitals and health systems. Although neither the Company nor any existing Affiliated Practice is dependent on any single referral source for a material portion of its revenue, if a sufficiently large number of physicians elected at any time to discontinue referring patients to the ICs affiliated with the Company, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, there is potential for disruption of relationships in connection with the acquisition or assumption of control of a particular IC by the Company, and there can be no assurance that the Company will retain all of the business conducted by that IC at the time of acquisition or assumption of control by the Company.

      Further, in an effort to control costs, non-governmental health care payors have implemented cost containment programs that could limit the ability of physicians to refer patients to the Company's owned, operated or managed ICs. For example, persons enrolled in prepaid health care plans, such as health maintenance organizations ("HMOs"), often are not free to choose where they obtain diagnostic imaging, interventional radiology or radiation oncology services. Rather, the health plan provides these services directly or contracts with providers and requires its enrollees to obtain such services only from such providers. Some insurance companies and self-insured employers also limit such services to contracted providers. Such "closed panel" systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside of the plan's designated panel of providers. Although the Company seeks managed care contracts for its owned, operated or managed ICs and assists the Affiliated Practices in obtaining contracts to provide professional and technical radiology services, there can be no assurance that the Company will be able to compete successfully for managed care contracts against larger companies with greater resources.

RISKS ASSOCIATED WITH ACQUISITIONS AND EXPANSION STRATEGY

General

      The Company's business strategy includes growth through the acquisition of radiology practice assets, management service organizations ("MSOs"), ICs and related businesses and entry into and maintenance of Service Agreements to provide management and administrative services to radiology practices, including services designed to improve operating efficiencies. There can be no assurance that the Company will be able to acquire and retain the assets of, or provide management and administrative services to, additional radiology practices, MSOs or ICs, profitably provide such services or successfully integrate such additional relationships, or successfully improve operating efficiencies of the Affiliated Practices. In addition, there can be no assurance that the assets of radiology practices acquired in the future, or the relationships entered into in the future, will be beneficial to the successful implementation of the Company's overall strategy or that such assets and relationships will ultimately produce returns that justify their related investment or implementation by the Company. Affiliated Practices that enter into relationships with the Company in the future may have disparate cultures, operating and information systems and organizational structures. Failure of the Company to affiliate with additional practices and to successfully integrate and profitably manage or improve the operating efficiencies of the Affiliated Practices could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company's ability to expand its operations is dependent upon factors such as its ability to (i) identify attractive and willing candidates for acquisition or affiliation; (ii) adapt or amend the Company's structure to comply with present or future federal and state legal requirements affecting the Company's arrangements with physician practice groups, including state prohibitions on fee-splitting, corporate practice of medicine and referrals to facilities in which physicians have a financial interest (see "-- Government Regulation"); (iii) obtain regulatory approvals and certificates of need, where necessary, and comply with licensing requirements applicable to the Company, the Affiliated Practices and the physicians associated with the Affiliated Practices, including their respective facilities (see "-- Government Regulation"); and (iv) expand the Company's infrastructure and management to accommodate expansion. There can be no assurance that the Company will be able to achieve these objectives or its planned growth, that the assets of radiology practices, MSOs or ICs will continue to be available for acquisition by the Company or that the addition of such assets or management relationships will be profitable. Further, acquisitions and new management relationships involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention and resources, failure to retain key acquired personnel, amortization or write-off of acquired intangible assets and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Need for Additional Capital

      The Company intends to finance future acquisitions by using shares of the Common Stock for a portion of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient valuation, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of the assets of their businesses, the Company will be required to utilize more of its cash resources in order to pursue its acquisition program. The Company expects to incur indebtedness pursuant to the Credit Facility or otherwise to fund the cash portion, if any, of the purchase price of any future acquisitions. The Company's growth could be limited and its existing operations impaired unless it is able to obtain additional capital through subsequent debt or equity financings. There can be no assurance that borrowing capacity under the Credit Facility will be available to the Company when needed or that the Company will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to the Company. As a result, there can be no assurance that the Company will be able to implement its acquisition strategy successfully.

Risks Relating to Antitrust Laws

      The Company intends to expand both in areas where the existing Affiliated Practices currently operate as well as in new markets. Although the Company seeks to structure its operations in an effort to comply with applicable antitrust laws, there can be no assurance that federal or state governmental authorities will not view the Company as being dominant in a particular market and, therefore, cause the Company to divest itself of any particular Affiliated Practice or related assets. In addition, these laws could prevent acquisitions of practices that would be integrated into existing Affiliated Practices if such acquisitions substantially lessen competition or tend to create a monopoly.

GOVERNMENT REGULATION

State and Federal Fraud and Abuse, Anti-Kickback and Anti-Referral Laws

      Various federal and state laws regulate the relationships between providers of health care services, physicians and other clinicians. These laws include the fraud and abuse provisions of the Social Security Act, which include the federal "anti-kickback" and Stark or anti-referral laws. The "anti-kickback" laws prohibit the offering, payment, solicitation or receipt of any direct or indirect remuneration for the referral of Medicare, Medicaid or other governmental program patients or for the recommendation, leasing, arranging, purchasing, ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of the "anti-kickback" laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in Medicare, Medicaid and other governmental programs. The Balanced Budget Act of 1997 ("BBA 97") contains certain reform provisions relating to Medicare, Medicaid and other governmental programs that are intended to assist the government in its efforts to enforce the "anti-kickback" laws, including adding a civil money penalty and broadening the scope of circumstances under which mandatory or permissive exclusion from the programs may apply. Such exclusion and penalties, if applied to the Company's owned, operated or managed ICs, the Affiliated Practices or physicians affiliated with the Affiliated Practices, could result in significant loss of reimbursement to the affected individuals and entities. A determination of liability under any such laws could have a material adverse effect on the Company's business, financial condition and results of operations.

      Certain provisions contained in the Omnibus Budget Reconciliation Act of 1989 ("Stark I") and the Omnibus Budget Reconciliation Act of 1993 ("Stark II"), and subsequent amendments, prohibit physician referrals for certain "designated health services," including, without limitation, radiology services to entities with which a physician or an immediate family member has a financial relationship (collectively, the "Stark Law"). The Stark Law also prohibits entities from presenting or causing to be presented a claim or bill to any individual, third-party payor, or other entity for designated health services furnished under a prohibited referral. A violation of the Stark Law by the Company, an Affiliated Practice or physicians affiliated with the Affiliated Practices, may result in significant civil penalties, which may include exclusion or suspension of the physician or entity from future participation in the Medicare and Medicaid programs and substantial fines. A determination of violation under such law by any of these persons or entities could have a material adverse effect on the Company's business, financial condition and results of operations.

      On January 9, 1998, the Health Care Financing Administration, Department of Health and Human Services ("HCFA") published proposed rules (the "Proposed Regulations") to implement Stark II. Under Stark II, radiology services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Under the Proposed Regulations, such services would include any diagnostic test or therapeutic procedure using x-rays, ultrasound or other imaging services, computerized axial tomography, magnetic resonance imaging, radiation therapy, nuclear medicine and diagnostic mammography services (but not screening mammography services). The Proposed Regulations, however, would exclude from such definition of radiology services and radiation therapy services and supplies "invasive" or "interventional" radiology because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

      Stark II provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of such radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a "referral" by a "referring physician." Therefore, if such requirements are met, the Stark II self-referral prohibition would not apply to such services. The effect of Stark II on the Affiliated Practices, therefore, will depend on the precise scope of services furnished by each such Affiliated Practice's radiologists and whether such services derive from consultations or are self-generated. Management of the Company believes that substantially all of the services provided by the Affiliated Practices derive from requests for consultation. The Proposed Regulations, however, significantly depart from the Medicare coverage definition of radiology to include not only the technical component but also the professional component of radiology services. HCFA has expressly requested comments from the public regarding this aspect of the Proposed Regulations. In light of the complexity of the issues relating to Stark II, and the uncertainty regarding the Proposed Regulations, it is unclear whether the existing relationships between the Company and the Affiliated Practices and the relationships between the Affiliated Practices and physicians who refer patients to them would be deemed to comply with Stark II after the final regulations are adopted.

      Several states have adopted laws similar to the federal "anti-kickback" and Stark Law that cover patients in private programs as well as governmental programs. All of the states in which the existing Affiliated Practices are located have adopted a form of "anti-kickback" law and almost all of those states (California, Kansas, Maryland and New York) have also adopted a form of anti-referral law. These laws and the interpretations thereof vary from state to state and are enforced by the courts and regulatory authorities, each with broad discretion. A determination of liability under any such laws could have a material adverse effect on the Company's business, financial condition and results of operations.

Corporate Practice of Medicine; Fee Splitting

      The laws of many states, including each of the states in which the existing Affiliated Practices are located also prohibit business corporations, such as the Company, from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as fee-splitting, with physicians. These laws and their interpretations vary from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. The Company's strategy is to acquire certain assets and assume certain liabilities of, and to enter into Service Agreements with, Affiliated Practices. Pursuant to the Service Agreements, the Company provides management, administrative, technical and other non-medical services to the Affiliated Practices in exchange for a service fee. The Company structures its relationships with the Affiliated Practices (including the purchase of assets and the provision of services under the Service Agreements) to keep the Company from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the Affiliated Practices or their physicians. There can be no assurance that regulatory authorities or other parties will not assert that the Company is engaged in the corporate practice of medicine in such states or that the payment of service fees to the Company by the Affiliated Practices pursuant to the Service Agreements constitutes fee-splitting or the corporate practice of medicine. If such a claim was successfully asserted, the Company could be subject to civil and criminal penalties and could be required to restructure or terminate its contractual arrangements. Such results or the inability of the Company to successfully restructure its relationships to comply with such statutes could have a material adverse effect on the Company's business, financial condition and results of operations.

Licensing and Certification Laws

      The ownership, construction, operation, expansion and acquisition of ICs are subject to various federal and state laws, regulations and approvals concerning the licensing of facilities, personnel, certificates of need and other required certificates for certain types of health care facilities and major medical equipment. Although the laws of the five states in which the existing Affiliated Practices are located do not subject ICs to certificate of need or separate licensing requirements as stand-alone ICs, the laws of other states could limit the Company's ability to acquire new imaging equipment or expand or replace equipment at ICs in other states. No assurances can be given that the required regulatory approvals for any future acquisitions, expansions or replacements will be granted to the Company and the failure to obtain such approvals could materially and adversely affect the Company's business, financial condition and results of operations.

Compliance

      Although the Company structures and conducts its operations to comply with applicable federal and state laws, neither the Company's current or anticipated business operations nor the operations of the existing Affiliated Practices have been the subject of judicial or regulatory interpretation. There can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's operations. In addition, the regulatory framework of certain jurisdictions may limit the Company's expansion into or ability to continue operations within such jurisdictions, unless the Company is able to modify its operational structure to conform with such regulatory framework. Any limitation on the Company's ability to expand could have a material adverse effect on the Company's business, financial condition and results of operations.

Reform Initiatives; Increased Enforcement

      In addition to existing government health care regulations, there have been numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. The Company believes that such initiatives will continue for the foreseeable future. Certain aspects of these reforms as proposed in the past, such as further reductions in Medicare and Medicaid payments, if adopted, could materially and adversely affect the Company's business, financial condition and results of operations.

      Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern the Company's activities. There can be no assurance that the Company's activities will not be investigated, that claims will not be made against the Company or that increased enforcement activities will not directly or indirectly have an adverse effect on the Company's business, financial condition and results of operations or the market price of the Common Stock.

Insurance Laws and Regulations

      Certain states have enacted statutes or adopted regulations affecting risk assumption in the health care industry, including statutes and regulations that subject any physician or physician network engaged in risk-based contracting to applicable insurance laws and regulations, which may include, among other things, laws and regulations providing for minimum capital requirements and other safety and soundness requirements. Failure to comply with these statutes and regulations could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, implementation of additional regulations or compliance requirements could result in substantial costs to the Company and the Affiliated Practices. The inability to enter into capitated or other risk-sharing arrangements or the cost of complying with certain applicable laws that would permit expansion of the Company's risk-based contracting activities could have a material adverse effect on the Company's business, financial condition and results of operations.

REIMBURSEMENT TRENDS AND COST CONTAINMENT

      The Company's revenues are derived from service fees paid to the Company by the Affiliated Practices pursuant to the Service Agreements and through the Company's ownership, operation and management of ICs. Substantially all of the revenues of the Affiliated Practices and such ICs are currently derived from government sponsored health care programs (principally, Medicare and Medicaid) and private third-party payors. The Company believes that during the year ended December 31, 1997, approximately 21% of the combined medical service revenues, net of the Founding Affiliated Practices was derived from government approved health care programs and approximately 79% of the combined medical service revenues, net of the Founding Affiliated Practices was derived from private third-party payors. The health care industry is experiencing a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. The Company believes that these trends will continue to result in a reduction from historical levels in per-patient revenue for its Affiliated Practices and ICs and that the results of operations of the Affiliated Practices are likely to continue to be affected by lower reimbursement levels. Further reductions in payments or other changes in reimbursement for health care services could have a material adverse effect on the Company's business, financial condition and results of operations unless the Company is otherwise able to offset such payment reductions through increased efficiencies, utilization of excess capacity, alteration of the mix of the Affiliated Practices' services or other means of increasing the Company's revenues.

      Rates paid by private third-party payors are based on established physician and hospital charges and are generally higher than Medicare reimbursement rates. Any decrease in the relative number of patients covered by private insurance could have a material adverse effect on the Company's business, financial condition and results of operations.

      The federal government has implemented, through the Medicare program, a resource-based relative value scale ("RBRVS") payment methodology for physician services. The RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly-situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of the RBRVS has reduced payment rates for certain of the procedures historically provided by the existing Affiliated Practices. BBA 97 provides for reductions in the rate of growth of payments for physician services, including services historically provided by the existing Affiliated Practices, in the amount of $5.3 billion over a five-year period ending in 2002. In addition, BBA 97 provides for the implementation of a resource-based methodology for payment of physician practice expenses under the physician fee schedule over a four-year period beginning in fiscal year 1999. Adoption of this methodology is expected to reduce payments for services historically provided by the existing Affiliated Practices. While the Company cannot predict the ultimate effect of such reductions, the effect may be offset by additional volume or changes in procedure mix. Failure to achieve an offset in the expected reduction in payment for services could have a material adverse effect on the Company's business, financial condition and results of operations.

      RBRVS-type payment systems also have been adopted by certain private third-party payors and the Company believes that it is likely that other private third-party payors will adopt this payment methodology in the future. Wider-spread implementation of such programs could reduce payments by private third-party payors and could indirectly reduce the Company's operating margins to the extent that the costs of providing management, administrative, technical and non-medical services related to such procedures could not be proportionately reduced. There can be no assurance that such cost reduction efforts by governmental or private third-party payors will not have a material adverse effect on the Company's business, financial condition and results of operations.

      Private third-party payors and Medicare and Medicaid have increased their use of managed care as a means of cost containment. Increasingly, private third-party payors negotiate discounts from established physician and hospital charges or require capitation or other risk sharing arrangements as a condition of patient referral to physician groups such as the Affiliated Practices. BBA 97 also includes provisions designed to increase the enrollment of Medicare and Medicaid participants in managed care programs. The inability of the Company to negotiate satisfactory arrangements with managed care companies could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH MANAGED CARE CONTRACTS AND CAPITATED FEE ARRANGEMENTS

      The Company believes that during the fiscal year 1997, approximately 94% of the combined medical service revenues, net of the Founding Affiliated Practices was derived from payments made on a fee-for-service basis by patients and third-party payors (including governmental programs) and approximately 6% of the combined medical service revenues, net of the Founding Affiliated Practices was derived from capitated arrangements. Under capitated or other risk-sharing arrangements, the health care provider typically is paid a pre-determined amount per-patient per-month from the payor in exchange for providing all necessary covered services to patients covered under the arrangement. Such contracts pass much of the financial risk of providing care, including the risk of over-utilization, from the payor to the provider. The Company believes that its success will depend, in part, on the Company's ability to negotiate, on behalf of the Affiliated Practices and the Company's owned, operated or managed ICs, contracts with HMOs, employer groups and other third-party payors pursuant to which services will be provided on a risk-sharing or capitated basis by some or all of such Affiliated Practices or ICs. Risk-sharing arrangements result in greater predictability of revenue but greater unpredictability of expenses and, consequently, profitability. There can be no assurance that the Company will be able to negotiate, on behalf of its Affiliated Practices or the Company's owned, operated or managed ICs, satisfactory arrangements on a capitated or other risk-sharing basis. In addition, to the extent that patients or enrollees covered by such contracts require more frequent or extensive care than is anticipated, the Company would incur unanticipated costs not offset by additional revenue, which would reduce operating margins. In the worst case, the revenue derived from such contracts may be insufficient to cover the costs of the services provided. Any such reduction or elimination of earnings could have a material adverse effect on the Company's business, financial condition and results of operations.

      Furthermore, various quality assurance programs and organizations have been created to scrutinize managed care organizations and their providers. In response to such programs, managed care organizations and providers have developed their own quality assurance programs to address a variety of areas, including patient access to services, patient satisfaction, outcomes and performance measures and utilization of services. These quality assurance measures involve various costs associated with their implementation and operation and depend, in part, upon the sophistication and compatibility of existing systems and operations of the Affiliated Practices as well as the Company's ability to integrate those systems and operations. The Company's inability to develop strong quality assurance measures in conjunction with its Affiliated Practices could place the Company and its Affiliated Practices at a competitive disadvantage and have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

      The Company is under competitive pressure to acquire and retain the assets of, and to provide management and administrative services to, additional radiology practices, MSOs and ICs. There are a number of publicly-traded companies focused on owning or managing ICs, including U.S. Diagnostic, Inc., Medical Resources, Inc. and HEALTHSOUTH Corporation. The Company is aware of a number of privately-held physician practice management companies focused on professional and technical radiology services. Several companies, both publicly and privately held, that have established operating histories and, in some instances, greater resources than the Company are pursuing the acquisition of general and specialty physician practices (including radiology) and the management of such practices. Additionally, some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to those of the Company. There can be no assurance that the Company will be able to compete effectively for the acquisition of, or affiliation with, radiology practices, that additional competitors will not enter the market, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management and administrative services to, radiology practices on terms beneficial to the Company, or that competitive pressures will not otherwise adversely affect the Company.

      The Affiliated Practices and the Company's owned, operated or managed ICs compete with numerous local radiology and imaging service providers. The Company believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition among providers for the provision of medical services to consumers. There can be no assurance that the Affiliated Practices and the Company's owned, operated or managed ICs will be able to compete effectively in the markets they serve, which inability to compete could materially and adversely affect the Company's business, financial condition and results of operations by decreasing fees payable to the Company under the Service Agreements.

      Further, the Affiliated Practices compete with other providers for managed care contracts. The Company believes that trends toward managed care have resulted, and will continue to result, in increased competition for such contracts. Other radiology practices and MSOs may have more experience than the Affiliated Practices and the Company in obtaining such contracts. There can be no assurance that the Affiliated Practices and the Company will be able to obtain future business from managed care entities that will allow the Company to compete effectively in the markets served by the Affiliated Practices and the Company, which inability to compete could materially and adversely affect the Company's business, financial condition and results of operations.

POTENTIAL LIABILITY AND INSURANCE; LEGAL PROCEEDINGS

      The provision of medical services entails an inherent risk of professional malpractice and other similar claims. Although the Company seeks to structure its relationships with the Affiliated Practices under the Service Agreements in a manner that will not constitute the practice of medicine, there can be no assurance that claims, suits or complaints relating to services and products provided by Affiliated Practices will not be asserted against the Company in the future. Additionally, the Company owns, operates and manages ICs, which exposes the Company to professional liability claims. The Company maintains insurance policies against risks arising out of its operations, with coverages the Company believes are appropriate in light of the risks attendant to its business. In addition, pursuant to the Service Agreements, the existing Affiliated Practices are required to maintain professional liability insurance. Nevertheless, there can be no assurance that successful malpractice or other claims will not be asserted against the Affiliated Practices or the Company that exceed the scope of coverage or applicable policy limits or that otherwise could have a material adverse effect on the Company's business, financial condition and results of operations.

      The availability and cost of professional liability insurance has been affected by various factors, many of which are beyond the control of the Company and the Affiliated Practices. There can be no assurance that adequate liability insurance will be available to the Company and the Affiliated Practices in the future at acceptable costs or that the future cost of such insurance to the Company and the Affiliated Practices will not have a material adverse effect on the Company's business, financial condition and results of operations.

      In connection with the acquisitions of the Founding Affiliated Practices, the Company assumed and succeeded to substantially all of the obligations of each such Founding Affiliated Practice. In connection with the acquisition of the assets of other Affiliated Practices, the Company may succeed to some or all of the liabilities of such Affiliated Practices. Therefore, claims may be asserted against the Company for events that occurred prior to the acquisition of the assets of certain Affiliated Practices. There can be no assurance that any such claims, regardless of their outcome, will not have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company has been named in one lawsuit against a Founding Affiliated Practice. There can be no assurance that the Company will not subsequently be named as a defendant in additional lawsuits.

      The physicians employed by the Affiliated Practices are from time to time subject to malpractice claims. Such malpractice claims, if successful, could result in damages that may exceed applicable insurance coverage for such malpractice claims. While each Affiliated Practice and the Company maintains insurance believed by the Company to be adequate and consistent with industry practice, there can be no assurance that the amount of insurance currently maintained will satisfy all claims made against them or that an Affiliated Practice or the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Further, there are certain claims against the Founding Affiliated Practices that are not covered by insurance. The Company cannot predict the effect that any such claims, regardless of their outcome, might have on its business or reputation.

      In connection with the acquisitions of the existing Affiliated Practices, the shareholders of the existing Affiliated Practices and the Affiliated Practices have agreed to indemnify the Company for certain claims. In the event the Company is subsequently added as a party in any of these claims or lawsuits, or a monetary judgment is entered against the Company, and an Affiliated Practice or its shareholders are not required or are unable to satisfy their indemnification obligations to the Company, the Company's business, results of operations and financial condition could be materially adversely affected.

      On September 1, 1997, a new law became effective in the state of Texas that permits injured patients to sue health insurance carriers, HMOs and other managed care entities for medical malpractice. There can be no assurance that this law will not increase the cost of liability insurance to the Company for services provided in Texas or any other states in which the Company does business if similar legislation is adopted in those states.

DEPENDENCE ON INFORMATION SYSTEMS

      The information systems of the existing Affiliated Practices consist of disparate, non-integrated accounting, practice management and ancillary information systems. In order to facilitate the extensive information management requirements necessary to effectively manage operations, compete for managed care contracts and achieve standardization and economies of scale, the Company is currently installing a network infrastructure and two company-wide information systems, a financial accounting system and an executive information system. The implementation of the various components of these systems and the integration within the Affiliated Practices will require expending approximately $3.0 million in 1998, of which approximately $0.5 million has already been expended, and involves significant management resources. The Company intends to complete the implementation of the financial accounting system on or before the end of July, 1998. The Company anticipates that the executive information system will be completed in 1999. In each case, however, the Company may experience unanticipated delays, complications and expenses in implementing, integrating and operating such systems. Furthermore, such systems may require modifications, improvements or replacements as the Company expands or if new technologies become available. Such modifications, improvements or replacements may require substantial expenditures and may require interruptions in operations during periods of implementation. There can be no assurance that the Company will be able to implement and operate these information systems effectively or that these systems will produce the expected benefits. The failure to successfully implement and maintain operational and financial information systems could prevent the Company from efficiently accumulating data from disparate systems maintained by the Affiliated Practices and generating operational data necessary to more effectively manage the Affiliated Practices which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

         The Company depends on the ability and experience of its executive officers and key personnel for the management of the Company and the implementation of its business strategy. The Company currently has employment contracts with four of its executive officers and a consulting agreement with one other executive officer. Because of the difficulty in finding adequate replacements for such personnel, the loss of the services of any such personnel or the Company's inability in the future to attract and retain management and other key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain key man insurance for any of its executive officers.

ITEM 7A.  QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                PAGE
------------------------------------------                                                ----
Report of Independent Public Accountants                                                  F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997                              F-3

Consolidated Statements of Income for the Period from Inception (April 30, 1996)
   through December 31, 1996 and for the Year Ended December 31, 1997                     F-4

Consolidated Statements of Stockholders' Deficit for the Period from Inception
   (April 30, 1996) through December 31, 1996 and for the Year Ended December
   31, 1997                                                                               F-5

Consolidated Statements of Cash Flows for the Period from Inception (April 30,
   1996) through December 31, 1996 and for the Year Ended December 31, 1997               F-6

Notes to Consolidated Financial Statements                                                F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
American Physician Partners, Inc.:

      We have audited the accompanying consolidated balance sheets of American Physician Partners, Inc., (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' deficit, and cash flows for the period from inception (April 30, 1996) to December 31, 1996, and for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Physician Partners, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the period from inception (April 30, 1996) to December 31, 1996, and for the year ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP


Dallas, Texas,
March 9, 1998

                        AMERICAN PHYSICIAN PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                        -------------------------
                                                                                          1996              1997
                                                                                        --------         --------
CURRENT ASSETS:
  Cash and cash equivalents ....................................................        $  2,491         $  4,572
  Accounts receivable, net of allowances of $55,188 at December 31, 1997 .......            --             21,398
  Due from affiliated practices ................................................            --              3,651
  Other current assets .........................................................              15            2,651
                                                                                        --------         --------
          Total current assets .................................................           2,506           32,272
PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $3 and $60,721 at December 31, 1996 and 1997, respectively ................              58           22,395
INVESTMENT IN JOINT VENTURES ...................................................            --              3,725
DEFERRED FINANCING COSTS .......................................................            --              2,395
OTHER ASSETS ...................................................................              14            1,979
                                                                                        --------         --------
          Total assets .........................................................        $  2,578         $ 62,766
                                                                                        ========         ========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ........................................        $    477         $ 12,689
  Accrued physician retention ..................................................            --              4,330
  Accrued salaries and benefits ................................................            --              1,514
  Due to joint ventures ........................................................            --                639
  Current portion of long-term debt ............................................            --                858
  Current portion of capital lease obligations .................................            --              1,791
  Deferred income taxes ........................................................            --              6,124
  Other current liabilities ....................................................            --                651
                                                                                        --------         --------
          Total current liabilities ............................................             477           28,596
DEFERRED INCOME TAXES ..........................................................            --              3,872
LONG-TERM DEBT, net of current portion .........................................           3,500           51,734
CAPITAL LEASE OBLIGATIONS, net of current portion ..............................            --              1,482
OTHER LIABILITIES ..............................................................            --                297
                                                                                        --------         --------
          Total liabilities ....................................................           3,977           85,981

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .................................            --                820

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.0001 par value; 10,000,000 shares authorized;
     no shares outstanding .....................................................            --               --
  Common Stock, $.0001 par value; 50,000,000 shares authorized;
    2,000,000 and 17,234,852 shares issued and outstanding at December 31,
   1996 and 1997, respectively .................................................            --                  2
  Additional paid-in capital ...................................................             250          (18,460)
  Accumulated deficit ..........................................................          (1,649)          (5,577)
                                                                                        --------         --------
          Total stockholders' deficit ..........................................          (1,399)         (24,035)
                                                                                        --------         --------
          Total liabilities and stockholders' deficit ..........................        $  2,578         $ 62,766
                                                                                        ========         ========


              The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN PHYSICIAN PARTNERS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        PERIOD FROM
                                                         INCEPTION
                                                      (APRIL 30, 1996)
                                                             TO               YEAR ENDED
                                                         DECEMBER 31,         DECEMBER 31,
                                                             1996                 1997
                                                          -----------         -----------
REVENUES:
  Physician groups revenue, net ..................        $      --           $    13,709
  Less: amounts retained by physician groups......               --                (5,026)
                                                          -----------         -----------
           Service fee revenue ...................               --                 8,683

COSTS AND EXPENSES:
  Salaries and benefits ..........................               --                 2,922
  Practice supplies ..............................               --                 1,036
  Practice rent and lease expense ................               --                   852
  Other practice expenses ........................               --                 1,557
  Corporate general and administrative ...........              1,623               4,910
  Depreciation and amortization ..................                  3                 888
  Interest expense, net ..........................                 23                 617
                                                          -----------         -----------
          Total costs and expenses ...............              1,649              12,782
                                                          -----------         -----------
LOSS BEFORE TAXES, MINORITY INTERESTS IN
CONSOLIDATED SUBSIDIARIES AND EQUITY IN
EARNINGS OF INVESTMENTS ..........................             (1,649)             (4,099)

EQUITY IN EARNINGS OF INVESTMENTS ................               --                   220

MINORITY INTERESTS IN INCOME OF
CONSOLIDATED SUBSIDIARIES ........................               --                   (49)
                                                          -----------         -----------
LOSS BEFORE TAXES ................................             (1,649)             (3,928)

INCOME TAX EXPENSE ...............................               --                  --
                                                          -----------         -----------
NET LOSS .........................................        $    (1,649)        $    (3,928)
                                                          ===========         ===========

NET LOSS PER COMMON SHARE
   Basic and diluted .............................        $     (0.82)        $     (1.13)
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted .............................              2,000               3,451


              The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN PHYSICIAN PARTNERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                 COMMON STOCK           ADDITIONAL
                                           --------------------------     PAID-IN       ACCUMULATED
                                             SHARES          AMOUNT       CAPITAL        DEFICIT         TOTAL
                                           -----------    -----------   -----------    -----------    -----------
BALANCE, inception (April 30,
     1996) .............................          --      $      --     $      --      $      --      $      --
  Issuance of Common Stock .............     2,000,000           --             250           --              250
  Net loss .............................          --             --            --           (1,649)        (1,649)
                                           -----------    -----------   -----------    -----------    -----------
BALANCE, December 31, 1996 .............     2,000,000           --             250         (1,649)        (1,399)
  Cancellation of Common Stock .........    (1,000,000)          --            --             --             --
  Initial public offering, net .........     3,000,000           --          29,081           --           29,081
  Common Stock issued to Founding
    Affiliated Practices
    in conjunction with
    Reorganization .....................    12,646,446              2          (713)          --             (711)
  Conversion of notes payable into
   Common Stock ........................       510,406           --           3,500           --            3,500
  Payment of cash dividends to
   Founding Affiliated Practices .......          --             --         (50,588)          --          (50,588)
  Exercise of stock options ............        78,000           --              10           --               10
  Net loss .............................          --             --            --           (3,928)        (3,928)
                                           -----------    -----------   -----------    -----------    -----------
BALANCE, December 31, 1997 .............    17,234,852    $         2   $   (18,460)   $    (5,577)   $   (24,035)
                                           ===========    ===========   ===========    ===========    ===========




              The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN PHYSICIAN PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      PERIOD FROM
                                                                       INCEPTION
                                                                    (APRIL 30, 1996)
                                                                             TO       YEAR ENDED
                                                                        DECEMBER 31,  DECEMBER 31,
                                                                            1996         1997
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................   $  (1,649)   $  (3,928)
  Adjustments to reconcile net loss to net cash
       used in operating activities --
       Minority interest .............................................        --             49
       Depreciation and amortization .................................           3          888
       Equity in earnings of investments .............................        --           (220)
       Gain on sale of assets ........................................        --             (6)
       Changes in assets and liabilities:
           Accounts receivable, net ..................................        --         (1,787)
           Other receivables and other current assets ................         (15)      (3,908)
           Other noncurrent assets ...................................         (14)      (2,412)
           Accounts payable and accrued expenses .....................         476        6,828
           Accrued salaries and benefits .............................        --           (433)
           Due to joint ventures .....................................        --            (87)
           Other liabilities..........................................        --           (317)
                                                                         ---------    ---------

              Net cash used in operating activities ..................      (1,199)      (5,333)
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property and equipment ...................        --              6
  Purchases of property and equipment ................................         (60)        (481)
  Contributions to joint ventures ....................................        --           (100)
  Distributions from joint ventures...................................        --            155
                                                                         ---------    ---------
          Net cash used in investing activities ......................         (60)        (420)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable ............................         400         --
  Payments on notes payable ..........................................        (400)        --
  Proceeds from issuance of convertible notes payable ................       3,500         --
  Proceeds from issuance of long-term debt ...........................        --         49,600
  Payments on debt of Founding Affiliated Practices ..................        --        (23,420)
  Cash dividends to Founding Affiliated Practices ....................        --        (50,588)
  Cash received in Reorganization ....................................        --          3,188
  Proceeds from the issuance of Common Stock, net ....................         250       29,081
  Other ..............................................................        --            (27)
                                                                         ---------    ---------
          Net cash provided by financing activities ..................       3,750        7,834
                                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................       2,491        2,081

CASH AND CASH EQUIVALENTS, beginning of period .......................        --          2,491
                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, end of period .............................   $   2,491    $   4,572
                                                                         =========    =========

NONCASH TRANSACTIONS DURING THE PERIOD:
     Assets acquired from Founding Affiliated Practices ..............   $    --      $  53,427
                                                                         ---------    ---------
     Liabilities and debt assumed from Founding Affiliated Practices..   $    --      $  54,138
                                                                         ---------    ---------
     Common Stock issued to Founding Affiliated Practices.............   $    --      $ 151,757
                                                                         ---------    ---------
     Conversion of convertible notes payable into
     Common Stock.....................................................   $    --      $   3,500
                                                                         ---------    ---------

CASH PAID FOR INTEREST ...............................................   $       7    $     254
                                                                         ---------    ---------

              The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN PHYSICIAN PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1. DESCRIPTION OF BUSINESS:

      American Physician Partners, Inc. (the "Company"), a Delaware corporation, is a radiology practice management entity. The Company was incorporated in 1996, but conducted no significant operations until a reorganization and initial public offering in November, 1997. On November 26, 1997, the Company consummated an initial public offering and simultaneously exchanged cash and shares of its Common Stock for certain assets of and liabilities (the "Reorganization") associated with seven radiology practices (the "Founding Affiliated Practices") in California, Kansas, Maryland, New York, and Texas. The exchange was accounted for using the historical cost basis with the stock being valued at the historical cost of the net assets received by the Company. Cash consideration given in these exchanges was treated for accounting purposes as a dividend from the Company.

      Concurrently with these transactions, the physicians associated with the Founding Affiliated Practices created new medical professional corporations (collectively the "Affiliated Practices") which entered into 40-year service agreements with the Company. Under the terms of the service agreements, the Company provides management, administrative, technical and non-medical services to the Affiliated Practices in return for service fees. The service agreements cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default.

2. SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

      The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      The Company does not consolidate the operating results and accounts of the Affiliated Practices. For display purposes, the Company has presented physician groups revenue and amounts retained by physician groups in the accompanying consolidated statements of income to arrive at the Company's service fee revenue. (See further discussion below.)

Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable

      Accounts receivable principally represent receivables from patients and other third party payors for medical services provided by the physician groups. Such amounts are recorded net of contractual allowances and estimated bad debts.

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the following useful lives:

                                                                      Years
                                                                      -----
    Equipment (primarily medical equipment)                            5-7
    Leasehold improvements                                  Remaining life of lease
    Building                                                           15

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                DECEMBER 31, 1997


Investment in Joint Ventures

      Investment in joint ventures consist primarily of interests in entities which own and operate diagnostic imaging centers. Such investments are accounted for under the equity method.

Physician Groups Revenue, Net

      Physician groups revenue represents the revenue of the Affiliated Practices reported at the estimated realizable amounts from patients, third-party payors, and others for services rendered, net of contractual and other adjustments.

      Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. There are no material claims, disputes, or other unsettled matters that exist to management's knowledge concerning third-party reimbursements. In addition, management believes there are no retroactive adjustments that would be material to the Company's consolidated financial statements. During 1997, the Company estimates that approximately 21% of Affiliated Practice revenue, was received under government-sponsored healthcare programs (principally, the Medicare and Medicaid programs). The Affiliated Practices have numerous agreements with managed care organizations and other payors to provide physician services based on negotiated fee schedules. No individual managed care organization or other payor is material to the Company.

Service Fee Revenue

      Service fee revenue represents physician groups revenue less amounts retained by physician groups. The amounts retained by physician groups represents amounts paid to the physicians pursuant to the service agreements between the Company and the Affiliated Practices. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group.

      The Company's service fee revenues are dependent upon the operating results of the Affiliated Practices. Where state law allows, service fees due under the service agreements are derived from two distinct revenue streams: (1) a negotiated percentage (typically 20% to 30%) of the adjusted professional revenues as defined in the service agreement; and (2) 100% of the adjusted technical revenues as defined in the service agreement. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which is equal to the fair market value of the services provided under the service agreement and which is renegotiated each year to equal the fair market value of the services provided under the service agreement. The fixed fee structure is intended to result in the Company receiving substantially the same amount of service fee as it would have received under its negotiated percentage fee structure. The service fees received by the Company under either fee structure provide the Company with a net profits or equivalent interest in the Affiliated Practices and, as a result, the Company displays the revenues, net of amounts retained by physicians, and expenses of the Affiliated Practices. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from physician groups revenue.

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                DECEMBER 31, 1997



      Service fee revenue in 1997 consists of the following (in thousands):




Professional component                                      $2,632
Technical component                                          6,051
                                                             -----
                                                            $8,683
                                                            ======

      For the year ended December 31, 1997, three of the Company's Affiliated Practices each contributed 10% or more of the Company's service fee revenue. Advanced Radiology, LLC contributed approximately 41%.

Income Taxes

      The Company accounts for income taxes under the liability method which states that deferred taxes are to be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. The Company and its subsidiaries file a consolidated tax return.

Net Loss Per Share

      The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive.

      There is no difference between basic and diluted EPS for the years ended December 31, 1996 and 1997 because options, and convertible notes payable have an anti-dilutive effect. For the year ended December 31, 1997, 938,569 shares related to stock options and convertible notes payable were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period.

Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair values due to the short maturity of these instruments. The carrying amounts of the Company's long-term debt and capital leases also approximates fair value.

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                DECEMBER 31, 1997



Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

      The Company's accounts receivable consist primarily of service fee revenues due from Affiliated Practices and medical service revenues due from patients funded through Medicare, Medicaid, commercial insurance and private payment. The Company and its practices perform ongoing credit evaluations of their patients and generally does not require collateral. The Company and its practices maintain allowances for potential credit losses, and such losses have been within management's expectation.

New Accounting Pronouncements

      During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes accounting standards for reporting comprehensive income. SFAS No. 130 requires all for-profit entities presenting a complete set of financial statements to include detailed disclosure of comprehensive income. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 130 effective for the year ending December 31, 1998. Management does not believe the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

      SFAS No. 131 establishes accounting standards for operating segments, replacing the current requirements for segment disclosures in SFAS No.14, "Financial Reporting for Segments of an Enterprise." The Company is currently not subject to the reporting requirements outlined in SFAS No. 131; therefore, adoption is not necessary.

      The Financial Accounting Standards Board's Emerging Issues Task Force has issued its abstract, Issue 97-2, "Application of FASB Statement No. 94 and Accounting Principles Board ("APB") Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" ("EITF 97-2"). EITF 97-2 addresses issues relating to (1) whether a "controlling financial interest" can be established through a contractual management agreement under FASB Statement No. 94, (2) whether a transaction between a physician practice management entity ("PPM") and a physician practice in which the PPM enters into a management agreement with the physician practice should be considered a business combination and thus accounted for under APB No. 16, (3) whether the pooling-of interests method of accounting may be followed in certain circumstances, (4) what are common types of intangibles that should be considered in performing the purchase price allocation and (5) whether an employee of the physician practice should be considered an employee of the PPM for purposes of accounting for that individual's stock-based compensation.

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                DECEMBER 31, 1997



      The primary effect of this pronouncement on the Company will be the presentation of revenues. The Company currently presents physician groups revenue in its consolidated statements of income. The Company expects to adopt this pronouncement in the fourth quarter of 1998 and, with such, will no longer present physician groups revenue in its consolidated statement of income. The Company may also from time to time issue stock options to its affiliated physicians. Under EITF 97-2, this could result in a charge to earnings in an amount equal to the fair value of the grant.

3. PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following at December 31, 1996 and 1997 (in thousands):


                                             1996        1997
                                           --------    --------
Equipment                                  $     61    $ 70,738
Leasehold improvements                         --         9,744
Building                                       --         2,634
                                           --------    --------
                                                 61      83,116
Less - Accumulated depreciation
  and amortization                               (3)    (60,721)
                                           --------    --------
Property and equipment, net                $     58    $ 22,395
                                           ========    ========

4. LONG-TERM DEBT:

      Long-term debt consists of the following at December 31, 1996 and 1997, (in thousands):

                                                                                  1996             1997
                                                                                  ----             ----

         Note payable to a bank, bearing interest at LIBOR plus
           1.375% (7.58% at December 31, 1997), maturing in
           September, 2003
                                                                               $      --           $49,600
         Note payable to a bank, bearing interest at 7.92%, maturing
           March, 2001, unsecured                                                     --             2,992
         Convertible notes payable, bearing interest at 6% maturing
           January, 1998                                                                                --
                                                                                   3,500
                                                                                   -----          --------
                                                                                   3,500            52,592
         Less - Current maturities                                                    --              (858)
                                                                                 -------           -------
         Long-term debt, net                                                     $ 3,500           $51,734
                                                                                 =======           =======


      On November 26, 1997, the Company entered into a bank credit facility (the "Credit Facility"). The loan agreement provides for revolving loans of up to $115.0 million to be used by the Company for acquisitions and general working capital needs. As of December 31, 1997, $65.4 million was available under the terms of the agreement. Loans under the agreement are secured by the capital stock of the Company's subsidiaries and by all of the service agreements with the Affiliated Practices. Under the terms of the Credit Facility, the Company may borrow, repay and reborrow amounts through September 30, 2000. Amounts then outstanding are required to be repaid in quarterly installments of varying amounts beginning on September 30, 2000. Loans under the loan agreement are denominated at the Company's option as either Eurodollar Tranches (loans bearing interest at the a rate of 1.375% above a Eurodollar rate quoted by the (lender)) or Base Rate Tranches (loans bearing interest at the lender's prime rate for U.S. commercial loans or the Federal Funds Rate, whichever is greater).

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                DECEMBER 31, 1997


In connection with the Credit Facility, the Company paid a commitment fee of $1.9 million. This fee is being amortized over the life of the Credit Facility. In addition, an annual fee of .25% exists on the unused portion of the commitment. The loan agreement prohibits the payment of dividends or other distributions on the Company's Common Stock and requires the Company to maintain certain financial ratios (including minimum debt-service coverage and maximum senior debt-to-EBITDA coverage, as defined).

      During 1996, the Company issued $3,500,000 in convertible promissory notes (the "Notes"). At December 31, 1996, $40,000 and $357,000 of the Notes were held by employees and stockholders, respectively. In December 1997, the Company converted the Notes into Company Common Stock in accordance with the terms of the note agreements.


The maturities of long-term debt at December 31, 1997 are as follows (in thousands):

                      1998                               $   858
                      1999                                   932
                      2000                                 9,278
                      2001                                16,723
                      2002                                16,533
                      Thereafter                           8,268
                                                         -------
                                                         $52,592
                                                         =======


5. COMMON STOCK AND STOCK OPTION PLAN:

Common Stock

      In November 1997, the Company issued 3,000,000 shares of its Common Stock at $12.00 per share in an IPO. Proceeds from the offering, net of commissions and other related expenses of $4,749,000, were $29,081,000. In connection with the offering, the Notes were converted into 510,406 shares of Common Stock.

      Simultaneously with the closing of the IPO and Reorganization, stockholders of the Founding Affiliated Practices received, in the aggregate, 12,646,446 shares of Common Stock in exchange for certain assets and liabilities of the Founding Affiliated Practices. These shares have been registered under the Securities Act of 1933. In addition, the Company distributed cash dividends of $50,588,000 to the Founding Affiliated Practices.

      During 1996, the Company issued 2,000,000 shares of Common Stock. At the consummation of the IPO, 1,000,000 shares were canceled for no consideration.

Stock Option Plan

      During 1996, the Company's Board of Directors approved a Stock Option Plan (the "Plan") under which 3,000,000 options to purchase shares of the Company's Common Stock may be granted to key directors, employees and other health care professionals associated with the Company, as defined by the Plan. Options granted under the Plan may be either incentive stock options ("ISO") or nonqualified stock options ("NQSO"). The option price per share under the Plan may not be less than 100% of the fair market value at the grant date for ISO and may not be less than 85% of the fair market value at the grant date for NQSO. Generally, options vest over a 5-year period. As of December 31, 1996 and 1997, 1,270,000 and 1,560,500 shares, respectively, were outstanding under the Plan. Since the Plan's inception, the Board of Directors granted options to purchase 30,000 shares of Common Stock outside the Plan. The following table summarizes the combined activity under the Plan and the options granted outside the Plan at December 31, 1996 and 1997:

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                DECEMBER 31, 1997





                                                        1996                                   1997
                                                        ----                                   ----
                                              Shares            Wtd. Avg.           Shares            Wtd. Avg.
                                              (000's)        Exercise Price         (000's)         Exercise Price
                                              -------        --------------         -------         --------------

Outstanding, beginning of year                    --               $0.00               1,300             $ 0.70

Granted                                        1,300               $0.70                 663             $11.15

Exercised                                         --               $0.00                 (78)            $ 0.13

Canceled                                          --               $0.00                (294)            $ 0.13
                                              ------                                 -------

Outstanding at end of year                     1,300               $0.70               1,591             $ 5.19
                                               =====                                   =====

Exercisable at end of year                        96               $0.20                 656             $ 4.10

Price Range                                         $0.13 to $8.00                        $0.13 to $12.00

      The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 1,590,500 options outstanding as of December 31, 1997.

                                                                   Wtd. Avg.                    Wtd. Avg.
    Exercise Price Range                  Shares                Exercise Price           Contractual Life (yrs)
    --------------------                  ------                --------------           ----------------------

             $0.13                         833,000                   $0.13                        8.47
             $8.00                         235,000                   $8.00                        9.11
            $12.00                         522,500                  $12.00                        9.19

      The Company accounts for its stock-based compensation arrangements under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). In 1995, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), was issued, whereby companies may elect to account for stock-based compensation using a fair value based method or continue measuring compensation expense using the intrinsic value method prescribed in APB No. 25. SFAS No. 123 requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value based method of accounting had been applied.

      The Company used the Black-Scholes option pricing model to estimate the fair value of options. The pro forma effects of adopting SFAS No. 123's fair value based method for the period ended December 31, 1996 were not materially different from the corresponding APB No. 25 intrinsic value methodology because the weighted average grant-date fair value of options granted during the period was negligible. The effects of applying SFAS No. 123 during 1997 are as follows:

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                DECEMBER 31, 1997




1997 net loss:
   As reported                                      $   3,928
   Pro forma                                           11,043
Net loss per share:
   As reported                                         $1.13
   Pro forma                                           $3.20

      The fair value of each option grant is estimated using the following weighted-average assumptions for grants in 1997: risk-free interest rate of 5.1 percent and expected life of 2.58 years; expected volatility of 125 percent.

6. INCOME TAXES:

      The Company has incurred losses since inception. At December 31, 1997, the Company has a net operating loss carryforward for financial reporting purposes of approximately $5,577,000 available to reduce future amounts of taxable income. If not utilized to offset future taxable income, the net operating loss carryforward will begin to expire in 2011.

      The deferred tax benefits of approximately $1,300,000 and $600,000 generated during 1997 and 1996, respectively, have been fully offset by a valuation allowance. The Company has recorded a full valuation allowance against its deferred tax asset because of the Company's current financial condition, its limited operating history, and its operating losses recorded to date. If the Company achieves profitability in the future, the valuation allowance will be reduced by a credit to income.

      The contribution of certain assets and liabilities of the Founding Affiliated Practices in exchange for Common Stock was structured as a tax-free reorganization. The Company recorded deferred income taxes to recognize differences between the historical cost and tax basis of the net assets contributed. These differences relate primarily to accounts receivable, property and equipment, and accounts payable and accrued expenses.

7. COMMITMENTS AND CONTINGENCIES:

Leases

      Lease expense of $585,457 and $57,017 in 1997 and 1996, respectively consists of corporate office space, corporate equipment and equipment and office space at the Affiliated Practices.

      The Affiliated Practices lease office space as well as certain equipment under capital leases and noncancelable operating lease agreements, which expire at various dates. At December 31, 1997, minimum annual rental commitments under capital leases and noncancelable operating leases with the terms in excess of one year are as follows:

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                DECEMBER 31, 1997



Year Ending                                      Capital          Operating
December 31,                                      Leases            Leases
------------                                      ------            ------
1998                                              $1,992            $3,071
1999                                                 658             2,460
2000                                                 457             1,924
2001                                                 331             1,590
2002                                                 249             1,239
Thereafter                                           --              7,134
                                                  ------           -------
Total minimum lease payments                      $3,687           $17,418
                                                                   =======



Less- Amount representing interest                  (414)

Present value of minimum capital                  ------
  lease payments                                   3,273
Less- Current portion of capital lease
  obligation                                      (1,791)
                                                  ------
Long-term capital lease obligation                $1,482
                                                  ======


Litigation

      The Company and the physician groups are insured with respect to medical malpractice risks on a claims-made basis. The Company is a party to one suit relating to services provided by a Founding Affiliated Practice. There can be no assurances that additional claims will not be asserted against the Company in the future. The Company became subject to certain pending claims as the result of successor liability in connection with the acquisition of the Founding Affiliated Practices; however, the Company believes that the ultimate resolution of such claims will not have a material adverse effect on the business, financial condition or results of operations of the Company.

8. SUBSEQUENT EVENTS:

      In January 1998, the Company announced its affiliation with Community Radiology Associates, Inc., a ten-physician radiology practice based in Rockville, Maryland. The Company, also announced the acquisition of Community Radiology Associates' seven imaging centers and the acquisition of four independent imaging centers in the Greater Bay Area of Northern California. The total consideration for these transactions was approximately $41,133,000 consisting of issuance of (or the obligation to issue) 1,019,018 shares of Common Stock, cash and assumed debt. These transactions will be accounted for under the purchase method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                        AMERICAN PHYSICIAN PARTNERS, INC.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by Items 401 and 405 of Regulation S-K is contained in the Registrant's proxy statement for the 1998 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by Item 402 of Regulation S-K is contained in the Registrant's proxy statement for the 1998 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by Item 403 of Regulation S-K is contained in the Registrant's proxy statement for the 1998 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Item 404 of Regulation S-K is contained in the Registrant's proxy statement for the 1998 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K.

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements included in Item 8 herein:

               Report of Independent Public Accountants

               Consolidated Balance Sheets as of December 31, 1996 and 1997

               Consolidated Statements of Income for the Period from Inception (April 30, 1996) through December 31, 1996 and for the Year Ended December 31, 1997

               Consolidated Statements of Stockholders' Deficit for the Period from Inception (April 30, 1996) through December 31, 1996 and for the Year Ended December 31, 1997

               Consolidated Statements of Cash Flows for the Period from Inception (April 30, 1996) through December 31, 1996 and for the Year Ended December 31, 1997

               Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules included in Item 8 herein: All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          (3) Exhibits: The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

     (b) No current reports on Form 8-K were filed during the quarter ended December 31, 1997.

   EXHIBIT
    NUMBER                             DESCRIPTION
    ------                             -----------
           2.1 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and among American Physician Partners, Inc., Carroll
               Imaging Associates, P.A., Diagnostic Imaging Associates, P.A.,
               Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo, Lyon,
               Hearn & Pazourek, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A.,
               Harbor Radiologists, P.A., and Perilla, Syndler & Associates,
               P.A. **
           2.2 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., Radiology and Nuclear Medicine, A Professional Association. **
           2.3 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Mid
               Rockland Imaging Associates, P.C.**
           2.4 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and
               Rockland Radiological Group, P.C.**
           2.5 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Advanced
               Imaging of Orange County, P.C. **
           2.6 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Central
               Imaging Associates, P.C. **
           2.7 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Nyack
               Magnetic Resonance Imaging, P.C. **
           2.8 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Pelham
               Imaging Associates, P.C. **
           2.9 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and
               Women's Imaging Consultants, P.C. **
          2.10 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and
               Pacific Imaging Consultants, A Medical Group, Inc. **
          2.11 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Total
               Medical Imaging, Inc.**
          2.12 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Valley
               Radiologists Medical Group, Inc. **
          2.13 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and The
               Ide Group, P.C. **
          2.14 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and M&S
               X-Ray Associates, P.A. **
          2.15 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and South
               Texas MR, Inc. **
          2.16 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and San
               Antonio MR, Inc. **
          2.17 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., Lexington MR, Ltd.
               and the Sellers. **
          2.18 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., Madison Square
               Joint Venture and the Sellers. **



          2.19 Agreement and Plan of Exchange, dated June 27, 1997
               by and among American Physician Partners, Inc., South
               Texas No. 1 MRI Limited Partnership, a Texas limited partnership, and the Sellers. **
          2.20 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., San Antonio MRI Partnership
               No. 2 Ltd., a Texas limited partnership and the Sellers. **
          2.21 Agreement and Plan of Exchange, dated June 27, 1997
               by and between American Physician Partners, Inc., and Sellers**
          2.22 Amendment No. 1 to the Agreement and Plan of Reorganization and
               Merger, dated as of September 30, 1997, by and among American
               Physician Partners, Inc., Carroll Imaging Associates, P.A.,
               Diagnostic Imaging Associates, P.A., Drs. Thomas, Wallop, Kim &
               Lewis, P.A., Drs. Copeland, Hyman & Shackman, P.A., Drs. DeCarlo,
               Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A., and
               Perilla, Sindler & Associates, P.A.**
          2.23 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Radiology and Nuclear
               Medicine, A Professional Association.**
          2.24 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Mid Rockland Imaging
               Associates, P.C.**
          2.25 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Rockland Radiological
               Group, P.C.**
          2.26 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Advanced Imaging of Orange
               County, P.C.**
          2.27 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Central Imaging
               Associates, P.C.**
          2.28 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Nyack Magnetic Resonance
               Imaging, P.C.**
          2.29 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Pelham Imaging Associates,
               P.C.**
          2.30 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Women's Imaging
               Consultants, P.C.**
          2.31 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Pacific Imaging
               Consultants, A Medical Group, Inc.**
          2.32 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Total Medical Imaging,
               Inc.**
          2.33 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Valley Radiologists
               Medical Group, Inc.**
          2.34 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and The Ide Group, P.C.**
          2.35 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and M & S X-Ray Associates,
               P.A.**
          2.36 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and South Texas MR, Inc.**
          2.37 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and San Antonio MR, Inc.**
          2.38 Amendment No. 1 to the Agreement and Plan of Exchange, dated
               September 30, 1997, by and between American Physician Partners,
               Inc., and Lexington MR, Ltd.**
          2.39 Amendment No. 1 to the Agreement and Plan of Exchange, dated
               September 30, 1997, by and between American Physician Partners,
               Inc., and Madison Square Joint Venture.**
          2.40 Amendment No. 1 to the Agreement and Plan of Exchange, dated
               September 30, 1997, by and between American Physician Partners,
               Inc., and South Texas No. 1 MRI Limited Partnership.**


          2.41 Amendment No. 1 to the Agreement and Plan of Exchange, dated
               September 30, 1997, by and between American Physician Partners,
               Inc., and San Antonio MRI Partnership No. 2, Ltd.**
           3.1 Restated Certificate of Incorporation of American Physician
               Partners, Inc.***
           3.2 Amended and Restated Bylaws of American Physician Partners,
               Inc.***
           4.1 Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc.***
           4.2 Form of Convertible Promissory Note of American Physician
               Partners, Inc.**
          10.1 American Physician Partners, Inc. 1996 Stock Option Plan.**
          10.2 Employment Agreement between American Physician Partners,
               Inc. and Gregory L. Solomon.**
          10.3 Employment Agreement between American Physician Partners,
               Inc. and Mark S. Martin.**
          10.4 Employment Agreement between American Physician Partners,
               Inc. and Sami S. Abbasi.**
          10.5 Employment Agreement between American Physician Partners,
               Inc. and Paul M. Jolas.**
          10.6 Form of Indemnification Agreement for certain Directors and
               Officers.***
          10.7 Form of Registration Rights Agreement.**
          10.8 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., APPI-Advanced Radiology, Inc.
               and Carroll Imaging Associates, P.A., Diagnostic Imaging
               Associates, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Drs.
               Copeland, Hyman and Shackman, P.A., Drs. Decarlo, Lyon, Hearn &
               Pazourek, P.A., Harbor Radiologists, P.A., Perilla, Sindler &
               Associates, P.A.**
          10.9 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Ide Admin Corp. and Ide
               Imaging Group, P.C.**
         10.10 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., M & S X-Ray Associates, P.A.
               and M&S Imaging Associates, P.A.**
         10.11 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Rockland Radiological Group,
               P.C. and The Greater Rockland Radiological Group, P.C.**
         10.12 Service Agreement dated November 26, 1997, by and among American
               Physician Partners, Inc., Advanced Imaging of Orange County, P.C.
               and The Greater Rockland Radiological Group, P.C.**
         10.13 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Central Imaging Associates,
               P.C. and The Greater Rockland Radiological Group, P.C.**
         10.14 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Nyack Magnetic Resonance
               Imaging, P.C. and The Greater Rockland Radiological Group, P.C.**
         10.15 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Pelham Imaging Associates,
               P.C. and The Greater Rockland Radiological Group, P.C.**
         10.16 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Women's Imaging Consultants,
               P.C. and The Greater Rockland Radiological Group, P.C.**
         10.17 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., APPI-Pacific Imaging Inc. and
               PIC Medical Group, Inc.**
         10.18 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Radiology and Nuclear
               Medicine, a Professional Association and RNM L.L.C.**
         10.19 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., APPI-Valley Radiology, Inc.
               and Valley Radiology Medical Associates, Inc.**
         10.20 Consulting Agreement between American Physician Partners,
               Inc. and Michael L. Sherman, M.D.***
         10.21 Office Building Lease Agreement between Dallas Main Center
               Limited Partnership and American Physician Partners, Inc.***
         10.22 First Amendment to Office Building Lease Agreement between
               Dallas Main Center Limited Partnership and American Physician
               Partners, Inc.***
         10.23 Credit Agreement by and among American Physician Partners,
               Inc., GE Capital Corporation and the other credit parties signatory thereto.***
         10.24 Consulting Agreement between American Physician Partners,
               Inc. and Lawrence R. Muroff, M.D.***
         10.25 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Lawrence Muroff, M.D.***


         10.26 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Mark Martin.***
         10.27 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Sami Abbasi.***
         10.28 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Gregory L. Solomon.***
         10.29 First Amendment to Consulting Agreement between American
               Physician Partners, Inc. and Lawrence R. Muroff, M.D.***
         10.30 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Michael Sherman, M.D.***
         10.31 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Paul M. Jolas.***
         10.32 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Derace Schaffer, M.D.***
         10.33 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and John Pappajohn.***
         10.34 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Mary Pappajohn.***
         10.35 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Thebes Ltd.***
         10.36 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Halkis Ltd.***
          21.1 Subsidiaries.*
          24.1 Power of Attorney (contained on the signature page of this Form 10-K).
            27 Financial Data Schedule*

--------------
*        Filed herewith.

** Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611 on Form S-4.

*** Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on Form S-1.

SIGNATURE PAGE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, American Physician Partners, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 31, 1998.

                                       AMERICAN PHYSICIAN PARTNERS, INC.


                                       By: /s/  GREGORY L. SOLOMON
                                           ----------------------------------
                                           Gregory L. Solomon
                                           President and Chief Executive Officer



                                POWER OF ATTORNEY

         Each individual whose signature appears below constitutes and appoints Gregory L. Solomon and Paul M. Jolas, and each of them, such person's true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.



SIGNATURE                                TITLE                                      DATE
---------                                -----                                      ----

/s/ GREGORY L. SOLOMON                   President, Chief Executive Officer, and    March 31, 1998
-------------------------------          Director (Principal Executive Officer)
 Gregory L. Solomon

/s/ LAWRENCE R. MUROFF, M.D.             Chairman of the Board of Directors and     March 31, 1998
-------------------------------          Senior Vice President of Physician
 Lawrence R. Muroff, M.D.                Affairs


/s/ SAMI S. ABBASI                       Senior Vice President and Chief Financial  March 31, 1998
-------------------------------          Officer (Principal Financial Officer)
 Sami S. Abbasi

/s/ DAVID W. YOUNG                       Controller (Principal Accounting Officer)  March 31, 1998
-------------------------------
 David W. Young

/s/ JOHN PAPPAJOHN                       Director                                   March 31, 1998
-------------------------------
 John Pappajohn

/s/ DERACE L. SCHAFFER, M.D.             Director                                   March 31, 1998
-------------------------------
 Derace L. Schaffer, M.D.

/s/ MICHAEL L. SHERMAN, M.D.             Director                                   March 31, 1998
-------------------------------
 Michael L. Sherman, M.D.

/s/ JOHN W. COLLOTON                     Director                                   March 31, 1998
-------------------------------
 John W. Colloton

/s/ LESS T. CHAFEN, M.D.                 Director                                   March 31, 1998
-------------------------------
 Less T. Chafen, M.D


                               INDEX TO EXHIBITS


   EXHIBIT
    NUMBER                            DESCRIPTION
    ------                            -----------


           2.1 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and among American Physician Partners, Inc., Carroll
               Imaging Associates, P.A., Diagnostic Imaging Associates, P.A.,
               Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo, Lyon,
               Hearn & Pazourek, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A.,
               Harbor Radiologists, P.A., and Perilla, Syndler & Associates,
               P.A. **
           2.2 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., Radiology and Nuclear Medicine, A Professional Association. **
           2.3 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Mid
               Rockland Imaging Associates, P.C.**
           2.4 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and
               Rockland Radiological Group, P.C.**
           2.5 Agreement and Plan of Reorganization and Merger, dated June
               27, 1997 by and between American Physician Partners, Inc., and
               Advanced Imaging of Orange County, P.C. **
           2.6 Agreement and Plan of Reorganization and Merger, dated June
               27, 1997 by and between American Physician Partners, Inc., and
               Central Imaging Associates, P.C. **
           2.7 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Nyack
               Magnetic Resonance Imaging, P.C. **
           2.8 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Pelham
               Imaging Associates, P.C. **
           2.9 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and
               Women's Imaging Consultants, P.C. **
          2.10 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and
               Pacific Imaging Consultants, A Medical Group, Inc. **
          2.11 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Total
               Medical Imaging, Inc.**
          2.12 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Valley
               Radiologists Medical Group, Inc. **
          2.13 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and The
               Ide Group, P.C. **
          2.14 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and M&S
               X-Ray Associates, P.A. **
          2.15 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and South
               Texas MR, Inc. **
          2.16 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and San
               Antonio MR, Inc. **
          2.17 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., Lexington MR, Ltd.
               and the Sellers. **
          2.18 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., Madison Square
               Joint Venture and the Sellers. **



          2.19 Agreement and Plan of Exchange, dated June 27, 1997
               by and among American Physician Partners, Inc., South
               Texas No. 1 MRI Limited Partnership, a Texas limited partnership, and the Sellers. **
          2.20 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., San Antonio MRI Partnership
               No. 2 Ltd., a Texas limited parternship and the Sellers. **
          2.21 Agreement and Plan of Exchange, dated June 27, 1997
               by and between American Physician Partners, Inc., and Sellers**
          2.22 Amendment No. 1 to the Agreement and Plan of Reorganization and
               Merger, dated as of September 30, 1997, by and among American
               Physician Partners, Inc., Carroll Imaging Associates, P.A.,
               Diagnostic Imaging Associates, P.A., Drs. Thomas, Wallop, Kim &
               Lewis, P.A., Drs. Copeland, Hyman & Shackman, P.A., Drs. DeCarlo,
               Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A., and
               Perilla, Sindler & Associates, P.A.**
          2.23 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Radiology and Nuclear
               Medicine, A Professional Association.**
          2.24 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Mid Rockland Imaging
               Associates, P.C.**
          2.25 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Rockland Radiological
               Group, P.C.**
          2.26 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Advanced Imaging of Orange
               County, P.C.**
          2.27 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Central Imaging
               Associates, P.C.**
          2.28 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Nyack Magnetic Resonance
               Imaging, P.C.**
          2.29 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Pelham Imaging Associates,
               P.C.**
          2.30 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Women's Imaging
               Consultants, P.C.**
          2.31 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Pacific Imaging
               Consultants, A Medical Group, Inc.**
          2.32 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Total Medical Imaging,
               Inc.**
          2.33 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and Valley Radiologists
               Medical Group, Inc.**
          2.34 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and The Ide Group, P.C.**
          2.35 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and M & S X-Ray Associates,
               P.A.**
          2.36 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and South Texas MR, Inc.**
          2.37 Amendment No. 1 to the Agreement and Plan of Reorganization
               and Merger, dated as of September 30, 1997, by and between
               American Physician Partners, Inc., and San Antonio MR, Inc.**
          2.38 Amendment No. 1 to the Agreement and Plan of Exchange, dated
               September 30, 1997, by and between American Physician Partners,
               Inc., and Lexington MR, Ltd.**
          2.39 Amendment No. 1 to the Agreement and Plan of Exchange, dated
               September 30, 1997, by and between American Physician Partners,
               Inc., and Madison Square Joint Venture.**
          2.40 Amendment No. 1 to the Agreement and Plan of Exchange, dated
               September 30, 1997, by and between American Physician Partners,
               Inc., and South Texas No. 1 MRI Limited Partnership.**


          2.41 Amendment No. 1 to the Agreement and Plan of Exchange, dated
               September 30, 1997, by and between American Physician Partners,
               Inc., and San Antonio MRI Partnership No. 2, Ltd.**
           3.1 Restated Certificate of Incorporation of American Physician
               Partners, Inc.***
           3.2 Amended and Restated Bylaws of American Physician Partners,
               Inc.***
           4.1 Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc.***
           4.2 Form of Convertible Promissory Note of American Physician
               Partners, Inc.**
          10.1 American Physician Partners, Inc. 1996 Stock Option Plan.**
          10.2 Employment Agreement between American Physician Partners,
               Inc. and Gregory L. Solomon.**
          10.3 Employment Agreement between American Physician Partners,
               Inc. and Mark S. Martin.**
          10.4 Employment Agreement between American Physician Partners,
               Inc. and Sami S. Abbasi.**
          10.5 Employment Agreement between American Physician Partners,
               Inc. and Paul M. Jolas.**
          10.6 Form of Indemnification Agreement for certain Directors and
               Officers.***
          10.7 Form of Registration Rights Agreement.**
          10.8 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., APPI-Advanced Radiology, Inc.
               and Carroll Imaging Associates, P.A., Diagnostic Imaging
               Associates, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Drs.
               Copeland, Hyman and Shackman, P.A., Drs. Decarlo, Lyon, Hearn &
               Pazourek, P.A., Harbor Radiologists, P.A., Perilla, Sindler &
               Associates, P.A.**
          10.9 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Ide Admin Corp. and Ide
               Imaging Group, P.C.**
         10.10 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., M & S X-Ray Associates, P.A.
               and M&S Imaging Associates, P.A.**
         10.11 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Rockland Radiological Group,
               P.C. and The Greater Rockland Radiological Group, P.C.**
         10.12 Service Agreement dated November 26, 1997, by and among American
               Physician Partners, Inc., Advanced Imaging of Orange County, P.C.
               and The Greater Rockland Radiological Group, P.C.**
         10.13 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Central Imaging Associates,
               P.C. and The Greater Rockland Radiological Group, P.C.**
         10.14 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Nyack Magnetic Resonance
               Imaging, P.C. and The Greater Rockland Radiological Group, P.C.**
         10.15 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Pelham Imaging Associates,
               P.C. and The Greater Rockland Radiological Group, P.C.**
         10.16 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Women's Imaging Consultants,
               P.C. and The Greater Rockland Radiological Group, P.C.**
         10.17 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., APPI-Pacific Imaging Inc. and
               PIC Medical Group, Inc.**
         10.18 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., Radiology and Nuclear
               Medicine, a Professional Association and RNM L.L.C.**
         10.19 Service Agreement dated November 26, 1997, by and among
               American Physician Partners, Inc., APPI-Valley Radiology, Inc.
               and Valley Radiology Medical Associates, Inc.**
         10.20 Consulting Agreement between American Physician Partners,
               Inc. and Michael L. Sherman, M.D.***
         10.21 Office Building Lease Agreement between Dallas Main Center
               Limited Partnership and American Physician Partners, Inc.***
         10.22 First Amendment to Office Building Lease Agreement between
               Dallas Main Center Limited Partnership and American Physician
               Partners, Inc.***
         10.23 Credit Agreement by and among American Physician Partners,
               Inc., GE Capital Corporation and the other credit parties signatory thereto.***
         10.24 Consulting Agreement between American Physician Partners,
               Inc. and Lawrence R. Muroff, M.D.***
         10.25 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Lawrence Muroff, M.D.***


         10.26 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Mark Martin.***
         10.27 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Sami Abbasi.***
         10.28 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Gregory L. Solomon.***
         10.29 First Amendment to Consulting Agreement between American
               Physician Partners, Inc. and Lawrence R. Muroff, M.D.***
         10.30 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Michael Sherman, M.D.***
         10.31 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Paul M. Jolas.***
         10.32 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Derace Schaffer, M.D.***
         10.33 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and John Pappajohn.***
         10.34 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Mary Pappajohn.***
         10.35 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Thebes Ltd.***
         10.36 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Halkis Ltd.***
          21.1 Subsidiaries.*
          24.1 Power of Attorney (contained on the signature page of this Form 10-K).
            27 Financial Data Schedule*

--------------
*        Filed herewith.

** Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611 on Form S-4.

*** Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on Form S-1.