Form 10-Q
period 1998-03-31
AMERICAN PHYSICIAN PARTNERS INC
filed 1998-05-15
CIK 1031329

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                       ---------------------------------------------

                           COMMISSION FILE NO. 0-23311


                        AMERICAN PHYSICIAN PARTNERS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                    75-2648089
        (State or other jurisdiction                      (I.R.S. Employer
           of incorporation or                             Identification)
              organization)


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

                                Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                                 Outstanding at May 11, 1998
             -----                                 ---------------------------
  COMMON STOCK, $0.0001 PAR VALUE                      17,973,268  SHARES


================================================================================

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                    FORM 10-Q

                                      INDEX


FORM 10-Q ITEM                                                                                                 PAGE
--------------                                                                                                 ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997..........   1

                  Consolidated Statements of Income (Unaudited) for the three months
                  ended March 31, 1998 and 1997...............................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the three months
                  ended March 31, 1998 and 1997...............................................................   3

                  Notes to Consolidated Financial Statements..................................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   6

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................   9

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................    9

         Item 2.  Changes in Securities.......................................................................   9

         Item 3.  Defaults Upon Securities....................................................................   9

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................   9

         Item 5.  Other Information ..........................................................................   9

         Item 6.  Exhibits and Reports on Form 8-K............................................................   9

SIGNATURES....................................................................................................  10

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 MARCH 31,   DECEMBER 31,
                                                                  1998           1997
                                                               ---------      ---------
                                                               (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .............................     $   6,933      $   4,572
   Accounts receivable, net of allowances ................        29,314         21,398
   Due from affiliated practices .........................           282          3,651
   Other current assets ..................................         2,888          2,651
                                                               ---------      ---------
      Total current assets ...............................        39,417         32,272
PROPERTY AND EQUIPMENT, net of accumulated depreciation ..        30,200         22,395
INVESTMENTS IN JOINT VENTURES ............................         4,418          3,725
INTANGIBLE ASSETS, net ...................................        29,772           --
DEFERRED FINANCING COSTS .................................         2,296          2,395
OTHER ASSETS .............................................         1,109          1,979
                                                               ---------      ---------
      Total assets .......................................     $ 107,212      $  62,766
                                                               =========      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .................     $   9,254      $  12,689
   Accrued physician retention ...........................         5,470          4,330
   Accrued salaries and benefits .........................         2,146          1,514
   Due to joint ventures .................................         1,280            639
   Current portion of long-term debt .....................           821            858
   Current portion of capital lease obligations ..........         3,287          1,791
   Deferred income taxes .................................         4,447          6,124
   Other current liabilities .............................         1,457            651
                                                               ---------      ---------
      Total current liabilities ..........................        28,162         28,596
DEFERRED INCOME TAXES ....................................         1,694          3,872
LONG-TERM DEBT, net of current portion ...................        82,365         51,734
CAPITAL LEASE OBLIGATIONS, net of current portion ........         4,004          1,482
OTHER LIABILITIES ........................................           501            297
                                                               ---------      ---------
      Total liabilities ..................................       116,725         85,981

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ..........           768            820

STOCKHOLDERS' DEFICIT:
   Common stock ..........................................             2              2
   Additional paid-in capital ............................        (7,780)       (18,460)
   Accumulated deficit ...................................        (2,504)        (5,577)
                                                               ---------      ---------
      Total stockholders' deficit ........................       (10,282)       (24,035)
                                                               ---------      ---------
      Total liabilities and stockholders' deficit ........     $ 107,212      $  62,766
                                                               =========      =========

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                     1998              1997
                                                 ------------      ------------
                                                           (UNAUDITED)
REVENUES:
  Physician groups revenue, net ............     $     47,008      $       --
  Less: amounts retained by physician groups          (17,292)             --
                                                 ------------      ------------
       Service fee revenue .................           29,716              --

COSTS AND EXPENSES:
  Salaries and benefits ....................            9,368              --
  Practice supplies ........................            2,186              --
  Practice rent and lease expense ..........            2,360              --
  Other practice expenses ..................            5,343              --
  Corporate general and administrative .....            2,010               844
  Depreciation and amortization ............            2,472                 4
                                                 ------------      ------------
       Total costs and expenses ............           23,739               848
                                                 ------------      ------------

OPERATING INCOME (LOSS) ....................            5,977              (848)

OTHER EXPENSES:
  Interest expense, net ....................            1,400                32
                                                 ------------      ------------
       Total other expenses ................            1,400                32
                                                 ------------      ------------

INCOME (LOSS) BEFORE TAXES, MINORITY
INTERESTS IN CONSOLIDATED SUBSIDIARIES
AND EQUITY IN EARNINGS OF INVESTMENTS ......            4,577              (880)

EQUITY IN EARNINGS OF INVESTMENTS ..........              651              --

MINORITY INTERESTS IN INCOME OF
CONSOLIDATED SUBSIDIARIES ..................             (106)             --
                                                 ------------      ------------

INCOME (LOSS) BEFORE TAXES .................            5,122              (880)

INCOME TAX EXPENSE .........................           (2,049)             --
                                                 ------------      ------------

NET INCOME (LOSS) ..........................     $      3,073      $       (880)
                                                 ============      ============

NET INCOME (LOSS) PER COMMON SHARE
  Basic ....................................     $       0.17      $      (0.44)
  Diluted ..................................     $       0.16      $      (0.44)

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic ....................................       18,054,221         2,000,000
  Diluted ..................................       18,840,770         2,000,000

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                   1998          1997
                                                                 --------      --------
                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .......................................     $  3,073      $   (880)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities --
      Minority interests ...................................          106          --
      Depreciation and amortization ........................        2,472             4
      Equity in earnings of investments ....................         (651)         --
      Changes in assets and liabilities- net of acquisitions
          Accounts receivable, net .........................       (2,269)         --
          Other receivables and other current assets .......        2,138          (584)
          Other noncurrent assets ..........................          302            (3)
          Accounts payable and accrued expenses ............       (6,603)          720
          Accrued salaries and benefits ....................          297          --
          Due to joint ventures ............................          484          --
          Other liabilities ................................        1,010          --
                                                                 --------      --------
             Net cash provided by (used in)
             operating activities ..........................          359          (743)
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment .....................       (1,797)          (91)
   Cash paid for acquisitions ..............................      (26,054)         --
   Contributions to joint ventures .........................         (130)         --
   Distributions from joint ventures .......................           88          --
                                                                 --------      --------
             Net cash used in investing activities .........      (27,893)          (91)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt ................       30,800          --
   Payments on long-term debt ..............................         (206)         --
   Payments on capital leases ..............................         (699)         --
                                                                 --------      --------
             Net cash provided by financing activities .....       29,895          --
                                                                 --------      --------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS .......................................        2,361          (834)

CASH AND CASH EQUIVALENTS, beginning of period .............        4,572         2,491
                                                                 --------      --------

CASH AND CASH EQUIVALENTS, end of period ...................     $  6,933      $  1,657
                                                                 ========      ========

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated unaudited financial statements have been prepared by American Physician Partners, Inc. (the "Company" or "APPM") pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 1997, included in APPM's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

1.   BASIS OF PRESENTATION

      The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      The Company does not consolidate the operating results and accounts of the physician practices with which it affiliates (the "Affiliated Practices"). For display purposes, the Company has presented physician groups revenue and amounts retained by physician groups in the accompanying consolidated statements of income to arrive at the Company's service fee revenue.

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

      The Company's service fee revenues are dependent upon the operating results of the Affiliated Practices. Where state law allows, service fees due under the service agreements are derived from two distinct revenue streams: (1) a negotiated percentage (typically 20% to 30%) of the adjusted professional revenues as defined in the service agreement; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which is equal to the fair market value of the services provided under the service agreement and which is renegotiated each year to equal the fair market value of the services provided under the service agreement. The fixed fee structure should result in the Company receiving substantially the same amount of service fee as it would have received under its negotiated percentage fee structure. The service fees received by the Company under either fee structure provide the Company with a net profits or equivalent interest in the Affiliated Practices and, as a result, the Company displays the revenues, net of amounts retained by physicians, and expenses of the Affiliated Practices. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from physician groups revenue.

      Service fee revenue in the first quarter of 1998 consists of the following (in thousands):


Professional component                   $  7,722
Technical component                        21,994
                                         --------
                                         $ 29,716
                                         ========

2.   ACQUISITIONS AND PRACTICE AFFILIATIONS

      In January 1998, the Company announced its affiliation with Community Radiology Associates, Inc., a ten-physician radiology practice based in Rockville, Maryland. The Company also announced the acquisition of Community Radiology Associates' seven imaging centers and the acquisition of four independent imaging centers in the Greater Bay Area of Northern California. The total consideration for these transactions was approximately $41,133,000 consisting of issuance of (or the obligation to issue) 1,019,018 shares of the Company's common stock, cash and assumed debt. These transactions will be accounted for under the purchase method.

3.   EARNINGS PER SHARE

      Net income (loss) per share (basic and diluted) were calculated using the weighted average number of common shares outstanding during the period plus the net additional number of shares which would be issuable upon the exercise of stock options, assuming the Company used the proceeds received to purchase additional shares at market value. The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," effective December 15, 1997. SFAS 128 requires that the calculation of basic earnings per share be calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period and diluted earnings per common share be calculated using the weighted average number of shares of common stock and common stock equivalents. As required, the Company reported earnings per share in accordance with SFAS 128.

4.   SUBSEQUENT EVENTS

      In April 1998, the Company announced its affiliation with Radiology Imaging Associates, Inc., an eight-physician radiology practice based in Fort Pierce, Florida. The total consideration for this transaction was approximately $11,800,000 consisting of the issuance of 433,662 shares of the Company's common stock, cash and assumed debt. This transaction will be accounted for under the purchase method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997, and with the consolidated financial statements included in this Form 10-Q.

OVERVIEW

         American Physician Partners, Inc. ("APPM" or the "Company") is a leading provider of physician practice management services to radiology practices. The Company's focus is on the development, consolidation and management of integrated radiology and imaging center networks. As of May 12, 1998, APPM provided management services to nine Affiliated Practices consisting of 241 physicians practicing at 47 hospitals and 70 owned, operated or managed diagnostic imaging centers ("ICs") in California, Florida, Kansas, Maryland, New York and Texas. The Company provides Affiliated Practices with the capital resources and expertise to invest in new technologies, complete consolidating acquisitions, implement sophisticated management information systems, promote efficient practice patterns, develop coordinated marketing efforts and realize purchasing economies of scale.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998

      The Company conducted no significant operations before its initial public offering ("IPO") in November 1997 when the Company acquired the tangible and intangible non-medical assets and certain liabilities, and entered into service agreements with seven radiology practices (the "Founding Affiliated Practices"). The acquisitions that occurred simultaneously with the IPO are referred to herein as the "Reorganizations". As a result, the Company's comparative first-quarter 1997 results are not meaningful.

Service Fee Revenue

      The Company generated service fee revenue of $29,716 for the three months ended March 31, 1998. There was no service fee revenue generated during the same period ended March 31, 1997.

Salaries and Benefits

      Salaries and benefits for the three months ended March 31, 1998, were $9,368. Salaries and benefits include certain costs of non-physician clinical employee expenses paid by the Company pursuant to the terms of the service agreements. The percentage of salaries and benefits to total service fee revenue was 31.5% for the three months ended March 31, 1998.

Practice Supplies

      Practice supplies expenses for the three months ended March 31, 1998, were $2,186. Practice supplies expenses include costs of film, contrast and other related supplies paid by the Company pursuant to the terms of the service agreements. The percentage of practice supplies expenses to total service fee revenue was 7.4% for the three months ended March 31, 1998.

Practice Rent and Lease Expense

      Practice rent and lease expenses for the three months ended March 31, 1998, were $2,360. Practice rent and lease expenses include costs of the facilities used to provide the medical services and lease costs for equipment used in the performance of certain medical procedures. The percentage of practice rent and lease expenses to total service fee revenue was 7.9% for the three months ended March 31, 1998.

Other Practice Expenses

      Other practice expenses for the three months ended March 31, 1998, were $5,343. Other practice expenses include all other costs associated with the maintenance and continued operation of the Affiliated Practices. The percentage of other practice expenses to total service fee revenue was 18.0% for the three months ended March 31, 1998.

Corporate General and Administrative

      Corporate general and administrative expenses for the three months ended March 31, 1998, were $2,010 compared to $844 for the three months ended March 31, 1997 representing an increase of $1,166 or 138.2%. The percentage of corporate general and administrative expenses to total service fee revenue was 6.8% for the three months ended March 31, 1998. Corporate general and administrative expenses increased due to the continued building of the Company's infrastructure prior to and following its IPO.

Depreciation and Amortization

      Depreciation and amortization expenses for the three months ended March 31, 1998, were $2,472 compared to $4 for the three months ended March 31, 1997 representing an increase of $2,468. The percentage of depreciation and amortization expenses to total service fee revenue was 8.3% for the three months ended March 31, 1998. Depreciation and amortization expenses increased from the 1997 amount due to the Reorganizations and the subsequent acquisitions completed in the first quarter of 1998.

Interest Expense

      Interest expense for the three months ended March 31, 1998, was $1,400 compared to $32 for the three months ended March 31, 1997 representing an increase of $1,368. The percentage of interest expense to total service fee revenue was 4.7% for the three months ended March 31, 1998. Interest expense increased due the cost of borrowings under the Company's $115 million credit facility (the "Credit Facility") entered into on November 26, 1997, the assumption of certain indebtedness of the Founding Affiliated Practices in connection with the Reorganizations and certain capital lease obligations.

Income Taxes

      Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates. The Company did not recognize any income tax benefit for the operating losses incurred in prior periods. The Company will recognize these benefits in future periods.

Net Income

     As a result of the foregoing factors, the Company generated a net income of $3,073 for the three months ended March 31, 1998, or diluted income per share of $0.16 on 18,841,000 shares outstanding, compared to a net loss of $880 for the three months ended March 31, 1997, or diluted loss per share of $(0.44) on 2,000,000 shares outstanding.

Three Months Ended March 31, 1997

      Prior to November 26, 1997, the Company had no revenue while incurring corporate overhead expenses associated with building its management infrastructure. As a result, the Company's comparative first-quarter 1997 results are not meaningful.

Liquidity and Capital Resources

      Net cash from operations for the three months ended March 31, 1998, was $359. Net cash from operations includes a use of cash in the amount of $3,400 for deferred income taxes as a result of the conversion of the Founding Affiliated Practices from cash basis to accrual basis. The Company files a consolidated annual return on the accrual basis. The

Company also experienced an increase in its accounts receivable due to the time required to obtain new Medicare provider numbers for several of the Founding Affiliated Practices. The Company was successful in obtaining the required provider numbers in the latter half of the first quarter.

      Net cash used in investing activities for the three months ended March 31, 1998, was $27,893. During the three months ended March 31,1998, the Company expended $26,054 in consideration for acquisitions. These expenditures were funded primarily from borrowings under the Company's Credit Facility.

      Net cash flows from financing activities for the three months ended March 31, 1998, were $29,895. Borrowings during the three months ended March 31, 1998, under the Credit Facility were $30,800 and were used to finance the Company's ongoing development activities, the acquisition of equipment and for working capital purposes.

      Under the terms of the Credit Facility dated November 26, 1997, the Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000. The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $115.0 million or 2.75 times the consolidated EBITDA of the Company giving pro forma effect to acquisitions made with such borrowings. At March 31, 1998, the Company was eligible to borrow up to $115.0 million under the Credit Facility, and the Company had outstanding borrowings of $80.4 million under the Credit Facility. At the Company's option, the interest rate is (i) an adjusted LIBOR rate plus an applicable margin which can vary from 1.0% to 1.75% dependent on certain financial ratios or (ii) the prime rate plus an applicable margin which can vary from 0% to 0.75%. In each case the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements of which the Company is or becomes a party and a pledge of the stock of the Company's subsidiaries. Approximately $21.5 million of borrowings under the Credit Facility were used to pay a portion of the cash portion due pursuant to the Reorganizations.

      On April 13, 1998, the Company announced that it planned to make a private offering of $100.0 million aggregate principal amount of Senior Subordinated Notes Due 2008 (the "Notes") to certain initial purchasers who will resell the Notes in reliance on the exemption from registration contained in Rule 144A under the Securities Act of 1933, as amended.

      On May 12, 1998, the Company announced that it received a firm commitment from its existing group of lenders to increase its Credit Facility to $160 million from the current $115 million. Closing is conditioned upon execution of an amended credit agreement, which is anticipated before the end of May 1998. As a result, the Company has elected not to pursue the previously announced private offering of Notes.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents and its Credit Facility.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5.  OTHER INFORMATION

      Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits.  See Index to Exhibits following signatures.
   (b)  Reports on Form 8-K

      Form 8-K, dated April 13, 1998, American Physician Partners, Inc. (the "Company") announced that it planned to make a private offering of $100.0 million aggregate principal amount of Senior Subordinated Notes Due 2008 (the "Notes") to certain initial purchasers who will resell the Notes in reliance on the exemption from registration contained in Rule 144A under the Securities Act of 1933, as amended (the "Act").

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMERICAN PHYSICIAN PARTNERS,INC.


Date: May 15, 1998                              /s/ GREGORY L. SOLOMON
                                                ----------------------
                                                Gregory L. Solomon
                                                President, Chief Executive
                                                Officer, and Director (Principal
                                                 Executive Officer)

Date: May 15, 1998                              /s/ SAMI S. ABBASI
                                                ------------------
                                                Sami S. Abbasi
                                                Senior Vice  President and Chief
                                                Financial Officer
                                                (Principal Financial Officer)


Date: May 15, 1998                              /s/ DAVID W. YOUNG
                                                ------------------
                                                David W. Young
                                                Controller
                                                (Principal Accounting Officer)

                                INDEX TO EXHIBITS


     EXHIBIT                         DESCRIPTION
      NUMBER                         -----------
     --------
           2.1 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and among American Physician Partners, Inc., Carroll Imaging Associates, P.A., Diagnostic Imaging Associates, P.A., Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo, Lyon, Hearn & Pazourek, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Harbor Radiologists, P.A., and Perilla, Syndler & Associates, P.A. **

           2.2 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., Radiology and Nuclear Medicine, A Professional Association. **

           2.3 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Mid Rockland Imaging Associates, P.C.**

           2.4 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Rockland Radiological Group, P.C.**

           2.5 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Advanced Imaging of Orange County, P.C. **

           2.6 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Central Imaging Associates, P.C. **

           2.7 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Nyack Magnetic Resonance Imaging, P.C. **

           2.8 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Pelham Imaging Associates, P.C. **

           2.9 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Women's Imaging Consultants, P.C. **

          2.10 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Pacific Imaging Consultants, A Medical Group, Inc. **

          2.11 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Total Medical Imaging, Inc.**

          2.12 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Valley Radiologists Medical Group, Inc. **

          2.13 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and The Ide Group, P.C. **

          2.14 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and M&S X-Ray Associates, P.A. **

          2.15 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and South Texas MR, Inc. **

          2.16 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and San Antonio MR, Inc. **

          2.17 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., Lexington MR, Ltd. and the Sellers **

          2.18 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., Madison Square Joint Venture and the Sellers **

          2.19 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., South Texas No. 1 MRI Limited Partnership, a Texas limited partnership, and the Sellers **

          2.20 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., San Antonio MRI Partnership No. 2 Ltd., a Texas limited partnership, and the Sellers **

          2.21 Agreement and Plan of Exchange, dated June 27, 1997 by and between American Physician Partners, Inc., and the Sellers **

       EXHIBIT
       NUMBER                         DESCRIPTION
       -------                        -----------

          2.22 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and among American Physician Partners, Inc., Carroll Imaging Associates, P.A., Diagnostic Imaging Associates, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Drs. Copeland, Hyman & Shackman, P.A., Drs. DeCarlo, Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A., and Perilla, Sindler & Associates, P.A.**

          2.23 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Radiology and Nuclear Medicine, A Professional Association.**

          2.24 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Mid Rockland Imaging Associates, P.C.**

          2.25 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Rockland Radiological Group, P.C.**

          2.26 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Advanced Imaging of Orange County, P.C.**

          2.27 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Central Imaging Associates, P.C.**

          2.28 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Nyack Magnetic Resonance Imaging, P.C.**

          2.29 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Pelham Imaging Associates, P.C.**

          2.30 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Women's Imaging Consultants, P.C.**

          2.31 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Pacific Imaging Consultants, A Medical Group, Inc.**

          2.32 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Total Medical Imaging, Inc.**

          2.33 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Valley Radiologists Medical Group, Inc.**

          2.34 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and The Ide Group, P.C.**

          2.35 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and M & S X-Ray Associates, P.A.**

          2.36 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and South Texas MR, Inc.**

          2.37 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and San Antonio MR, Inc.**

          2.38 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and Lexington MR, Ltd.**

          2.39 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and Madison Square Joint Venture.**

          2.40 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and South Texas No. 1 MRI Limited Partnership.**

          2.41 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and San Antonio MRI Partnership No. 2, Ltd.**

          2.42 Asset Purchase Agreement, dated as of January 1, 1998, by and among American Physician Partners, Inc., Community Radiology Associates, Inc., Drs. Korsower and Pion Radiology, P.A., and the Principal Stockholders *

          2.43 Asset Purchase Agreement, dated as of January 12, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., Questar Imaging, Inc. and Questar Imaging VR, Inc. *

          2.44 Asset Purchase Agreement, dated as of January 23, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., PAL Imaging Corp. and the Principal Stockholders *

      EXHIBIT
      NUMBER                         DESCRIPTION
      -------                        -----------

          3.2  Amended and Restated Bylaws of American Physician Partners,
               Inc.***

          4.1 Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc.***

          4.2 Form of Convertible Promissory Note of American Physician Partners, Inc.**

         10.1  American Physician Partners, Inc. 1996 Stock Option Plan **

         10.2 Employment Agreement between American Physician Partners, Inc. and Gregory L. Solomon **

         10.3 Employment Agreement between American Physician Partners, Inc. and Mark S. Martin **

         10.4 Employment Agreement between American Physician Partners, Inc. and Sami S. Abbasi **

         10.5 Employment Agreement between American Physician Partners, Inc. and Paul M. Jolas **

         10.6 Form of Indemnification Agreement for certain Directors and Officers ***

         10.7  Form of Registration Rights Agreement **

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

         10.25 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Lawrence Muroff, M.D.***

         10.26 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Mark Martin.***

         10.27 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Sami Abbasi.***

         10.28 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Gregory L. Solomon.***

         10.29 First Amendment to Consulting Agreement between American Physician Partners, Inc. and Lawrence R. Muroff, M.D.***

       EXHIBIT
       NUMBER                         DESCRIPTION
       -------                        -----------
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

         10.33 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and John Pappajohn.***

         10.34 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Mary Pappajohn.***

         10.35 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Thebes Ltd.***

         10.36 Side Letter dated November 12, 1997 by and between American
               Physician Partners, Inc. and Halkis Ltd.***

         10.37 Service Agreement dated January 1, 1998, by and among American
               Physician Partners, Inc., Community Imaging Partners, Inc.,
               Community Radiology Associates, Inc. and Drs. Korsower and Pion
               Radiology, P.A. *

         11.1  Statement re: computation of per share earnings *

         27    Financial Data Schedule *

--------------
*        File herewith.

** Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611 on Form S-4.

*** Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on Form S-1.