Form 10-Q
period 1998-06-30
AMERICAN PHYSICIAN PARTNERS INC
filed 1998-08-14
CIK 1031329

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


         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                       ----------------------------------------------------

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

                                Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



             Class                               Outstanding at August 11, 1998
             -----                               ------------------------------

COMMON STOCK, $0.0001 PAR VALUE                       18,365,064  SHARES


================================================================================

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                    FORM 10-Q

                                      INDEX


FORM 10-Q ITEM                                                                                                 PAGE
--------------                                                                                                 ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and December 31, 1997...........   1

                  Consolidated Statements of Income (Unaudited) for the three months and six months
                  ended June 30, 1998 and 1997................................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the three months and six months
                  ended June 30, 1998 and 1997................................................................   3

                  Notes to Consolidated Financial Statements..................................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   6

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  10

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................   11

         Item 2.  Changes in Securities.......................................................................  11

         Item 3.  Defaults Upon Securities....................................................................  11

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  11

         Item 5.  Other Information ..........................................................................  12

         Item 6.  Exhibits and Reports on Form 8-K............................................................  12

SIGNATURES....................................................................................................  12


               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                      JUNE 30,     DECEMBER 31,
                                                                        1998            1997
                                                                      ---------      ---------
                                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ....................................     $   3,125      $   4,572
   Accounts receivable, net of allowances .......................        31,101         21,398
   Due from affiliated practices ................................           255          3,651
   Other current assets .........................................         1,588          2,351
                                                                      ---------      ---------
      Total current assets ......................................        36,069         31,972
PROPERTY AND EQUIPMENT, net .....................................        31,584         22,837
INVESTMENTS IN JOINT VENTURES ...................................         4,387          3,725
INTANGIBLE ASSETS, net ..........................................        45,899          1,790
DEFERRED FINANCING COSTS ........................................         4,215          2,395
OTHER ASSETS ....................................................            97             47
                                                                      ---------      ---------
      Total assets ..............................................     $ 122,251      $  62,766
                                                                      =========      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ........................     $   9,046      $  12,689
   Accrued physician retention ..................................         6,310          4,330
   Accrued salaries and benefits ................................         2,550          1,514
   Due to joint ventures ........................................         1,051            639
   Current portion of long-term debt ............................           840            858
   Current portion of capital lease obligations .................         2,674          1,791
   Deferred income taxes ........................................           910          6,124
   Other current liabilities ....................................         1,218            651
                                                                      ---------      ---------
      Total current liabilities .................................        24,599         28,596
DEFERRED INCOME TAXES ...........................................         3,871          3,872
LONG-TERM DEBT, net of current portion ..........................        91,531         51,734
CAPITAL LEASE OBLIGATIONS, net of current portion ...............         3,759          1,482
OTHER LIABILITIES ...............................................           251            297
                                                                      ---------      ---------
      Total liabilities .........................................       124,011         85,981

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .................           720            820

STOCKHOLDERS' DEFICIT:
   Common stock .................................................             2              2
   Additional paid-in capital ...................................        (3,369)       (18,460)
   Retained earnings (deficit) ..................................           887         (5,577)
                                                                      ---------      ---------
      Total stockholders' deficit ...............................        (2,480)       (24,035)
                                                                      ---------      ---------
      Total liabilities and stockholders' deficit ...............     $ 122,251      $  62,766
                                                                      =========      =========


               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,             ENDED JUNE 30,
                                                              1998          1997         1998           1997
                                                            --------      --------      --------      --------
(UNAUDITED)
       REVENUES:
         Physician groups revenue, net ................     $ 51,131      $     --      $ 98,139      $     --
         Less: amounts retained by physician groups ...      (17,575)           --       (34,867)           --
                                                            --------      --------      --------      --------
              Service fee revenue .....................       33,556            --        63,272            --

       COSTS AND EXPENSES:
         Salaries and benefits ........................       10,342            --        19,709            --
         Practice supplies ............................        1,971            --         4,157            --
         Practice rent and lease expenses .............        3,167            --         5,527            --
         Other practice expenses ......................        6,061            --        11,404            --
         Corporate general and administrative .........        2,429           771         4,440         1,615
         Depreciation and amortization ................        2,907             8         5,379            12
                                                            --------      --------      --------      --------
              Total costs and expenses ................       26,877           779        50,616         1,627
                                                            --------      --------      --------      --------

       OPERATING INCOME (LOSS) ........................        6,679          (779)       12,656        (1,627)

       OTHER EXPENSES:
         Interest expense, net ........................        1,688            40         3,088            72
                                                            --------      --------      --------      --------
              Total other expenses ....................        1,688            40         3,088            72
                                                            --------      --------      --------      --------

       INCOME (LOSS) BEFORE TAXES, MINORITY
       INTERESTS IN CONSOLIDATED SUBSIDIARIES
       AND EQUITY IN EARNINGS OF INVESTMENTS ..........        4,991          (819)        9,568        (1,699)

       EQUITY IN EARNINGS OF INVESTMENTS ..............          596            --         1,247            --

       MINORITY INTERESTS IN INCOME OF
       CONSOLIDATED SUBSIDIARIES ......................         (117)           --          (223)           --
                                                            --------      --------      --------      --------

       INCOME (LOSS) BEFORE TAXES .....................        5,470          (819)       10,592        (1,699)

       INCOME TAX EXPENSE .............................       (2,079)           --        (4,128)           --
                                                            --------      --------      --------      --------

       NET INCOME (LOSS) ..............................     $  3,391      $   (819)     $  6,464      $ (1,699)
                                                            ========      ========      ========      ========

       NET INCOME (LOSS) PER COMMON SHARE
         Basic ........................................     $   0.18      $  (0.41)     $   0.35      $  (0.85)
         Diluted ......................................     $   0.17      $  (0.41)     $   0.34      $  (0.85)

       WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic ........................................       18,744         2,000        18,401         2,000
Diluted ...............................................       19,449         2,000        19,148         2,000


               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,              ENDED JUNE 30,
                                                                           1998          1997          1998          1997
                                                                         --------      --------      --------      --------
                                                                                             (UNAUDITED)
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) ...........................................     $  3,391      $   (819)     $  6,464      $ (1,699)
       Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities --
          Minority interests .......................................          117            --           223            --
          Depreciation and amortization ............................        2,907             8         5,379            12
          Equity in earnings of investments ........................         (596)           --        (1,247)           --
          Changes in assets and liabilities- net of acquisitions
              Accounts receivable, net .............................        1,274            --          (995)           --
              Other current assets .................................         (187)          461         1,950          (123)
              Other noncurrent assets ..............................          211        (2,054)          513        (2,057)
              Accounts payable and accrued expenses ................       (4,920)          888       (11,523)        1,608
              Accrued salaries and benefits ........................          136            --           433            --
              Due to joint ventures ................................         (247)           --           237            --
              Other liabilities ....................................        3,181            --         4,192            --
                                                                         --------      --------      --------      --------
                 Net cash provided by (used in)
                 operating activities ..............................        5,267        (1,516)        5,626        (2,259)
                                                                         --------      --------      --------      --------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment .........................       (2,914)          (31)       (4,711)         (122)
       Cash paid for acquisitions ..................................      (12,927)           --       (38,981)           --
       Contributions to joint ventures .............................         (497)           --          (627)           --
       Distributions from joint ventures ...........................          974            --         1,062            --
                                                                         --------      --------      --------      --------
                 Net cash used in investing activities .............      (15,364)          (31)      (43,257)         (122)
                                                                         --------      --------      --------      --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long-term debt ....................       15,285            --        46,085            --
       Payments on long-term debt ..................................       (8,720)           --        (8,926)           --
       Payments on capital leases ..................................         (291)           --          (990)           --
       Proceeds from the exercise of options .......................           15            --            15            --
                                                                         --------      --------      --------      --------
                 Net cash provided by financing activities .........        6,289            --        36,184            --
                                                                         --------      --------      --------      --------

    NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ...........................................       (3,808)       (1,547)       (1,447)       (2,381)

    CASH AND CASH EQUIVALENTS, beginning of period .................        6,933         1,657         4,572         2,491
                                                                         --------      --------      --------      --------

    CASH AND CASH EQUIVALENTS, end of period .......................     $  3,125      $    110      $  3,125      $    110
                                                                         ========      ========      ========      ========

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

Reclassification

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the previously reported net loss, stockholders' deficit, or cash flows.

Service Fee Revenue

      Service fee revenue represents physician groups revenue less amounts retained by physician groups. The amounts retained by physician groups represent amounts paid to the physicians pursuant to the service agreements between the Company and the Affiliated Practices. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group.

      The Company's service fee revenues are dependent upon the operating results of the Affiliated Practices. Where state law allows, service fees due under the service agreements are derived from two distinct revenue streams: (1) a negotiated percentage (typically 20% to 30%) of the adjusted professional revenues as defined in the service agreement; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which is equal to the fair market value of the services provided under the service agreement and which is renegotiated each year to equal the fair market value of the services provided under the service agreement. The service fees received by the Company under either fee structure provide the Company with a net profit or equivalent interest in the Affiliated Practices and, as a result, the Company displays the revenues, net of amounts retained by physicians, and expenses of the Affiliated Practices. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from physician groups revenue.

      Service fee revenue in the second quarter and year-to-date 1998 consists of the following (in thousands):



                                Three Months              Six Months
                             Ended June 30,1998      Ended June 30, 1998
                             ------------------      -------------------

Professional component         $  9,372                  $ 17,094
Technical component              24,184                    46,178
                               --------                    ------
                               $ 33,556                  $ 63,272
                               ========                  ========


2.   ACQUISITIONS AND PRACTICE AFFILIATIONS

      In April 1998, the Company announced its affiliation with Radiology Imaging Associates, a ten-physician radiology practice based in Fort Pierce, Florida. The Company also announced the acquisition of Radiology Imaging Associates' imaging center and the acquisition of an independent imaging center in the Hudson Valley Area of Southern New York. In June 1998, the Company completed the acquisition of an independent imaging center in the Bay Area of California. The total consideration for these transactions was approximately $15,150,000 consisting of the issuance of 433,662 shares of the Company's common stock, cash and assumed debt. These transactions were accounted for under the purchase method.

3.   EARNINGS PER SHARE

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

4.    SUBSEQUENT EVENTS

      In July 1998, the Company completed its acquisition of two imaging centers in the Greater Bay Area of California. In August 1998, the Company completed its acquisition of an imaging center in San Antonio, Texas. The total consideration for these transactions was approximately $9,775,000. These transactions will be accounted for under the purchase method.

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

OVERVIEW

         American Physician Partners, Inc. ("APPM" or the "Company") is a leading provider of physician practice management services to radiology practices. The Company's focus is on the development, consolidation and management of integrated radiology and imaging center networks. As of July 29, 1998, APPM provided management services to nine Affiliated Practices consisting of 243 physicians practicing at 47 hospitals and 72 owned, operated or managed diagnostic imaging centers ("ICs") in California, Florida, Kansas, Maryland, New York and Texas. The Company provides Affiliated Practices with the capital resources and expertise to invest in new technologies, complete consolidating acquisitions, implement sophisticated management information systems, promote efficient practice patterns, develop coordinated marketing efforts and realize purchasing economies of scale.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998

      The Company conducted no significant operations before its initial public offering ("IPO") in November 1997 when the Company acquired the tangible and intangible non-medical assets and certain liabilities of, and entered into service agreements with seven radiology practices (the "Founding Affiliated Practices"). The acquisitions that occurred simultaneously with the IPO are referred to herein as the "Reorganizations". As a result, the Company's comparative second-quarter and year-to-date 1997 results are not meaningful.

Service Fee Revenue

      The Company generated service fee revenue of $33,556 for the three months ended June 30, 1998. There was no service fee revenue generated during the same period ended June 30, 1997.

Salaries and Benefits

      Salaries and benefits for the three months ended June 30, 1998, were $10,342. Salaries and benefits include certain costs of non-physician clinical and administrative employee expenses paid by the Company pursuant to the terms of the service agreements. The percentage of salaries and benefits to total service fee revenue was 30.8% for the three months ended June 30, 1998.

Practice Supplies

      Practice supplies for the three months ended June 30, 1998, were $1,971. Practice supplies include costs of film, contrast and other related supplies paid by the Company pursuant to the terms of the service agreements. The percentage of practice supplies to total service fee revenue was 5.9% for the three months ended June 30, 1998.

Practice Rent and Lease Expenses

      Practice rent and lease expenses for the three months ended June 30, 1998, were $3,167. Practice rent and lease expenses include costs of the facilities used to provide the medical and administrative services and lease costs for equipment used in the performance of certain medical and administrative procedures. The percentage of practice rent and lease expenses to total service fee revenue was 9.4% for the three months ended June 30, 1998.

Other Practice Expenses

      Other practice expenses for the three months ended June 30, 1998, were $6,061. Other practice expenses include all other costs associated with the maintenance and continued operation of the Affiliated Practices. The percentage of other practice expenses to total service fee revenue was 18.1% for the three months ended June 30, 1998.

Corporate General and Administrative

      Corporate general and administrative expenses for the three months ended June 30, 1998, were $2,429 compared to $771 for the three months ended June 30, 1997 representing an increase of $1,658 or 215.1%. The percentage of corporate general and administrative expenses to total service fee revenue was 7.2% for the three months ended June 30, 1998. Corporate general and administrative expenses increased due to the continued building of the Company's infrastructure prior to and following its IPO.

Depreciation and Amortization

      Depreciation and amortization expenses for the three months ended June 30, 1998, were $2,907 compared to $8 for the three months ended June 30, 1997, representing an increase of $2,899. The percentage of depreciation and amortization expenses to total service fee revenue was 8.7% for the three months ended June 30, 1998. Depreciation and amortization expenses increased from the 1997 amount due to the Reorganizations and the subsequent acquisitions completed in the first and second quarters of 1998.

Interest Expense

      Interest expense for the three months ended June 30, 1998, was $1,688 compared to $40 for the three months ended June 30, 1997, representing an increase of $1,648. The percentage of interest expense to total service fee revenue was 5.0% for the three months ended June 30, 1998. Interest expense increased due the cost of borrowings under the Company's $160 million credit facility (the "Credit Facility") entered into on November 26, 1997 (as amended on May 19, 1998), the assumption of certain indebtedness and capital lease obligations of the Founding Affiliated Practices in connection with the Reorganizations.

Income Tax Expense

      Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates.

Net Income

      As a result of the foregoing factors, the Company generated a net income of $3,391 for the three months ended June 30, 1998, or diluted income per share of $0.17 on 19,449,000 shares outstanding, compared to a net loss of $819 for the three months ended June 30, 1997, or diluted loss per share of $(0.41) on 2,000,000 shares outstanding.

Three Months Ended June 30, 1997

      Prior to November 26, 1997, the Company had no revenue while incurring corporate overhead expenses associated with building its management infrastructure. As a result, the Company's comparative second-quarter 1997 results are not meaningful.

Six Months Ended June 30, 1998

      The Company conducted no significant operations before its initial public offering ("IPO") in November 1997 when the Company acquired the tangible and intangible non-medical assets and certain liabilities, and entered into service agreements with seven radiology practices (the "Founding Affiliated Practices"). The acquisitions that occurred simultaneously with the IPO are referred to herein as the "Reorganizations". As a result, the Company's comparative second-quarter and year-to-date 1997 results are not meaningful.

Service Fee Revenue

      The Company generated service fee revenue of $63,272 for the six months ended June 30, 1998. There was no service fee revenue generated during the same period ended June 30, 1997.

Salaries and Benefits

      Salaries and benefits for the six months ended June 30, 1998, were $19,709. Salaries and benefits include certain costs of non-physician clinical and administrative employee expenses paid by the Company pursuant to the terms of the service agreements. The percentage of salaries and benefits to total service fee revenue was 31.1% for the six months ended June 30, 1998.

Practice Supplies

      Practice supplies for the six months ended June 30, 1998, were $4,157. Practice supplies include costs of film, contrast and other related supplies paid by the Company pursuant to the terms of the service agreements. The percentage of practice supplies to total service fee revenue was 6.6% for the six months ended June 30, 1998.

Practice Rent and Lease Expenses

      Practice rent and lease expenses for the six months ended June 30, 1998, were $5,527. Practice rent and lease expenses include costs of the facilities used to provide the medical services and lease costs for equipment used in the performance of certain medical procedures. The percentage of practice rent and lease expenses to total service fee revenue was 8.7% for the six months ended June 30, 1998.

Other Practice Expenses

      Other practice expenses for the six months ended June 30, 1998, were $11,404. Other practice expenses include all other costs associated with the maintenance and continued operation of the Affiliated Practices. The percentage of other practice expenses to total service fee revenue was 18.0% for the six months ended June 30, 1998.

Corporate General and Administrative

      Corporate general and administrative expenses for the six months ended June 30, 1998, were $4,440 compared to $1,615 for the six months ended June 30, 1997 representing an increase of $2,825 or 174.9%. The percentage of corporate general and administrative expenses to total service fee revenue was 7.0% for the six months ended June 30, 1998. Corporate general and administrative expenses increased due to the continued building of the Company's infrastructure prior to and following its IPO.

Depreciation and Amortization

      Depreciation and amortization expenses for the six months ended June 30, 1998, were $5,379 compared to $12 for the six months ended June 30, 1997, representing an increase of $5,367. The percentage of depreciation and amortization expenses to total service fee revenue was 8.5% for the six months ended June 30, 1998. Depreciation and amortization expenses increased from the 1997 amount due to the Reorganizations and the subsequent acquisitions completed in the first and second quarters of 1998.

Interest Expense

      Interest expense for the six months ended June 30, 1998, was $3,088 compared to $72 for the six months ended June 30, 1997, representing an increase of $3,016. The percentage of interest expense to total service fee revenue was 4.9% for the six months ended June 30, 1998. Interest expense increased due the cost of borrowings under the Company's $160 million credit facility (the "Credit Facility") entered into on November 26, 1997 (as amended on May 19, 1998), the assumption of certain indebtedness and capital lease obligations of the Founding Affiliated Practices in connection with the Reorganizations.

Income Tax Expense

      Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates.

Net Income

     As a result of the foregoing factors, the Company generated a net income of $6,464 for the six months ended June 30, 1998, or diluted income per share of $0.34 on 19,148,000 shares outstanding, compared to a net loss of $1,699 for the six months ended June 30, 1997, or diluted loss per share of $(0.85) on 2,000,000 shares outstanding.

Six Months Ended June 30, 1997

      Prior to November 26, 1997, the Company had no revenue while incurring corporate overhead expenses associated with building its management infrastructure. As a result, the Company's comparative year-to-date 1997 results are not meaningful. Liquidity and Capital Resources

      Net cash from operations for the six months ended June 30, 1998, was $5,626. Net cash from operations includes a use of cash in the amount of $5,400 for deferred income taxes as a result of the conversion of the Founding Affiliated Practices from cash basis to accrual basis. The Company files a consolidated annual return on the accrual basis.

      Net cash used in investing activities for the six months ended June 30, 1998, was $43,257. During the six months ended June 30,1998, the Company expended $38,981 in consideration for acquisitions. These expenditures were funded primarily from borrowings under the Company's Credit Facility.

      Net cash flows from financing activities for the six months ended June 30, 1998, were $36,184. Net borrowings during the six months ended June 30, 1998, under the Credit Facility, were $39,400 and were used to finance the Company's ongoing development activities, the acquisition of equipment and for working capital purposes.

      Under the terms of the Credit Facility dated November 26, 1997 (as amended May 19, 1998), the Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000. The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $160.0 million or 3.00 times the consolidated EBITDA of the Company, giving pro forma effect to acquisitions made with such borrowings. At June 30, 1998, the Company was eligible to borrow up to $160.0 million under the Credit Facility, and the Company had outstanding borrowings of $89.0 million under the Credit Facility. At the Company's option, the interest rate is (i) an adjusted LIBOR rate plus an applicable margin which can vary from 1.5% to 2.5% dependent on certain financial ratios or (ii) the prime rate plus an applicable margin which can vary from 0.5% to 1.50%. In each case the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements of which the Company is or becomes a party and a pledge of the stock of the Company's subsidiaries. Approximately $21.5 million of borrowings under the Credit Facility were used to pay a portion of the cash portion due pursuant to the Reorganizations.

      On April 13, 1998, the Company announced that it planned to make a private offering of $100.0 million aggregate principal amount of Senior Subordinated Notes Due 2008 (the "Notes") to certain initial purchasers who will resell the Notes in reliance on the exemption from registration contained in Rule 144A under the Securities Act of 1933, as amended.

      On June 8, 1998, the Company announced that it completed the expansion of its Credit Facility to $160 million from the current $115 million. As a result, the Company elected not to pursue the previously announced private offering of Notes.

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      From time to time the Company is subject to certain legal proceedings and claims which arise in the normal course of its business. Pending matters include claims against the Company relating to professional services provided by a Founding Affiliated Practice or relating to agreements between a Founding Affiliated Practice and third parties. There can be no assurances that additional claims will not be asserted against the Company in the future. The Company became subject to certain of the pending claims as the result of successor liability in connection with the acquisition of the Founding Affiliated Practices; however, the Company believes that the ultimate resolution of such claims net of applicable indemnification and available insurance will not have a material adverse effect on the business, financial condition or results of operations of the Company.

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

      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of shareholders of the Company was held on Wednesday, May 20, 1998. At this meeting, the following matters were voted upon by the Company's shareholders:

      (A)  ELECTION OF DIRECTORS

     Less T. Chafen, M.D., John W. Colloton, Lawrence R. Muroff, M.D., John Pappajohn, Derace L. Schaffer, M.D., Michael L. Sherman, M.D. and Gregory L. Solomon were elected to serve as directors of the Company until the annual meeting of stockholders held in 1999. The vote was as follows:


                                                                Votes Cast                         Votes Cast
      Name                                                       In Favor                      Against or Withheld
      ----                                                       ---------                     -------------------
      Less T. Chafen, M.D.                                      11,246,833                           133,160
      John W. Colloton                                          11,200,891                           179,102
      Lawrence R. Muroff, M.D.                                  11,241,433                           138,560
      John Pappajohn                                            11,246,833                           133,160
      Derace L. Schaffer, M.D.                                  11,246,833                           133,160
      Michael L. Sherman, M.D.                                  11,245,833                           134,160
      Gregory L. Solomon                                        11,189,602                           190,391
      (B)  SELECTION OF AUDITORS


      The shareholders of the Company ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended December 31, 1998, by the following vote:


                Votes Cast In Favor                 Votes Cast Against                     Abstentions
                -------------------                 ------------------                     -----------
                    11,219,186                            112,815                            47,992

ITEM 5.  OTHER INFORMATION

         On May 20, 1998, the Company announced that Mark L. Wagar was named President and Chief Executive Officer to succeed Gregory Solomon. On July 2 , 1998 the Company appointed Mark L. Wagar as a Director and Chairman of the Board of the Company to succeed Lawrence R. Muroff, M.D., who has served as Chairman and a Director of the Company since its inception.

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



                                       AMERICAN PHYSICIAN PARTNERS, INC.


Date: August 14, 1998                  /s/ MARK L. WAGAR
                                       -----------------
                                       Mark L. Wagar
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date: August 14, 1998                  /s/ SAMI S. ABBASI
                                       ------------------
                                       Sami S. Abbasi
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: August 14, 1998                  /s/ DAVID W. YOUNG
                                       ------------------
                                       David W. Young
                                       Controller and Treasurer
                                       (Principal Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT                            DESCRIPTION
NUMBER                             -----------
------

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

 2.14 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and M&S X-Ray Associates, P.A .**

 2.15 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and South Texas MR, Inc.
         **

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

 2.22 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and among American Physician Partners, Inc., Carroll Imaging Associates, P.A., Diagnostic Imaging Associates, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Drs. Copeland, Hyman & Shackman, P.A., Drs. DeCarlo, Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A., and Perilla, Sindler & Associates, P.A.**-

 2.23 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Radiology and Nuclear Medicine, A Professional Association.**

 2.24 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Mid Rockland Imaging Associates, P.C.**

 2.25 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Rockland Radiological Group, P.C.**

 2.26 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Advanced Imaging of Orange County, P.C.**

 2.27 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Central Imaging Associates, P.C.**

 2.28 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Nyack Magnetic Resonance Imaging, P.C.**

 2.29 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Pelham Imaging Associates, P.C.**

 2.30 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Women's Imaging Consultants, P.C.**

 2.31 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Pacific Imaging Consultants, A Medical Group, Inc.**

 2.32 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Total Medical Imaging, Inc.**

 2.33 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Valley Radiologists Medical Group, Inc.**

 2.34 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and The Ide Group, P.C.**

 2.35 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and M & S X-Ray Associates, P.A.**

 2.36 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and South Texas MR, Inc.**

 2.37 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and San Antonio MR, Inc.**

 2.38 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and Lexington MR, Ltd.**

 2.39 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and Madison Square Joint Venture.**

 2.40 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and South Texas No. 1 MRI Limited Partnership.**

 2.41 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and San Antonio MRI Partnership No. 2, Ltd.**

 2.42 Asset Purchase Agreement, dated as of January 1, 1998, by and among American Physician Partners, Inc., Community Radiology Associates, Inc., Drs. Korsower and Pion Radiology, P.A., and the Principal Stockholders ****

 2.43 Asset Purchase Agreement, dated as of January 12, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., Questar Imaging, Inc. and Questar Imaging VR, Inc. ****

 2.44 Asset Purchase Agreement, dated as of January 23, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., PAL Imaging Corp. and the Principal Stockholders ****

 2.45 Asset Purchase Agreement, dated as of April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast Imaging Partners, Inc. and Radiology Imaging Associates, Basilico, Gallagher and Raffa, M.D., P.A. and Robert F. Basilico, M.D., Edward Gallagher, M.D., R.J. Raffa, M.D., Joseph T. Charles, M.D., Alex N. Vennos, M.D., and Robin
         J. Connolly, M.D.*

 2.46 Asset Purchase Agreement, dated as of April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast Imaging Partners, Inc. and St. Lucie Imaging and Breast Center, Inc. and Robert F. Basilico, M.D., Edward Gallagher, M.D., R.J. Raffa, M.D., Joseph T. Charles, M.D., Alex N. Vennos, M.D., and Robin J. Connolly, M.D.*

 2.47 Asset Purchase Agreement, dated as of April 28, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., LXL, Ltd. and the Partners of LXL, Ltd.*

 2.48 Asset Purchase Agreement, dated as of June 1, 1998, by and among American Physician Partners, Inc., Mid Rockland Imaging Partners, Inc., Empire State Imaging Partners, Inc., RF Management Corp. and Modern Medical Modalities Corporation*

 2.49 Asset Purchase Agreement, dated as of June 23, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., Brewster Imaging Center, Inc. and Each Principal Stockholder*

 2.50 Asset Purchase Agreement, dated as of June 29, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc. and Bryan M. Shieman, M.D., a sole proprietorship d/b/a El Camino Center for Osteoporosis and/or ECOO II*

 3.2     Amended and Restated Bylaws of American Physician Partners, Inc.***

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

 10.10 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., M & S X-Ray Associates, P.A. and M&S Imaging Associates, P.A.**

 10.11 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Rockland Radiological Group, P.C. and The Greater Rockland Radiological Group, P.C.**

 10.12 Service Agreement dated November 26, 1997 by and among American Physician Partners, Inc., Advanced Imaging of Orange County, P.C. and The Greater Rockland Radiological Group, P.C.**

 10.13 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Central Imaging Associates, P.C. and The Greater Rockland Radiological Group, P.C.**

 10.14 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Nyack Magnetic Resonance Imaging, P.C. and The Greater Rockland Radiological Group, P.C.**

 10.15 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Pelham Imaging Associates, P.C. and The Greater Rockland Radiological Group, P.C.**

 10.16 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Women's Imaging Consultants, P.C. and The Greater Rockland Radiological Group, P.C.**

 10.17 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., APPI-Pacific Imaging Inc. and PIC Medical Group, Inc.**

 10.18 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Radiology and Nuclear Medicine, a Professional Association and RNM L.L.C.**

 10.19 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., APPI-Valley Radiology, Inc. and Valley Radiology Medical Associates, Inc.**

 10.20 Consulting Agreement between American Physician Partners, Inc. and Michael L. Sherman, M.D.***

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

 10.33 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and John Pappajohn.***

 10.34 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Mary Pappajohn.***

 10.35 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Thebes Ltd.***

 10.36 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Halkis Ltd.***

 10.37 Service Agreement dated January 1, 1998, by and among American Physician Partners, Inc., Community Imaging Partners, Inc., Community Radiology Associates, Inc. and Drs. Korsower and Pion Radiology, P.A.****

 10.38 Service Agreement dated April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast Imaging Partners, Inc. and Radiology Imaging Associates - Basilico, Gallagher & Raffa, M.D., P.A. *

 10.39 First Amendment to Credit Agreement and Consent dated May 19, 1998, by and among American Physician Partners, Inc., General Electric Capital Corporation and the other credit parties signatory thereto*

 10.40   Employment Agreement between American Physician Partners, Inc. and Mark
         L. Wagar*

 11.1    Statement re: computation of per share earnings*

 27      Financial Data Schedule*

--------------

*        Filed herewith.

** Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611 on Form S-4.

*** Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on Form S-1.

**** Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-Q filed on May 15, 1998