Form 10-Q
period 1998-09-30
AMERICAN PHYSICIAN PARTNERS INC
filed 1998-11-13
CIK 1031329

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD  FROM__________________________

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


                                3600 CHASE TOWER
                                2200 ROSS AVENUE
                               DALLAS, TEXAS 75201
          (Address of principal executive offices, including zip code)

                                 (214) 303-2776
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at November 12, 1998
                -----                        --------------------------------
    COMMON STOCK, $0.0001 PAR VALUE                   19,234,214  SHARES



===============================================================================

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                    FORM 10-Q

                                      INDEX


FORM 10-Q ITEM                                                                                                PAGE
PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997......   1

                  Consolidated Statements of Income (Unaudited) for the three months and nine months
                  ended September 30, 1998 and 1997...........................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the three months and nine months
                  ended September 30, 1998 and 1997...........................................................   3

                  Notes to Consolidated Financial Statements..................................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   6

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  12

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................   13

         Item 2.  Changes in Securities.......................................................................  13

         Item 3.  Defaults Upon Securities....................................................................  13

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  13

         Item 5.  Other Information ..........................................................................  13

         Item 6.  Exhibits and Reports on Form 8-K............................................................  13

SIGNATURES....................................................................................................  14

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                   1998            1997
                                                                ------------    ------------
                                                                (UNAUDITED)


CURRENT ASSETS:
   Cash and cash equivalents ...............................     $   4,990      $   4,572
   Accounts receivable, net of allowances ..................        33,593         21,398
   Due from affiliated practices ...........................           615          3,651
   Other current assets ....................................         3,658          2,351
                                                                 ---------      ---------
      Total current assets .................................        42,856         31,972
PROPERTY AND EQUIPMENT, net ................................        35,466         22,837
INVESTMENTS IN JOINT VENTURES ..............................         4,110          3,725
INTANGIBLE ASSETS, net .....................................        59,691          1,790
DEFERRED FINANCING COSTS ...................................         3,992          2,395
OTHER ASSETS ...............................................           152             47
                                                                 ---------      ---------
      Total assets .........................................     $ 146,267      $  62,766
                                                                 =========      =========

                           LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ...................     $   4,597      $  12,689
   Accrued physician retention .............................         6,279          4,330
   Accrued salaries and benefits ...........................         4,110          1,514
   Due to joint ventures ...................................         1,312            639
   Current portion of long-term debt .......................           971            858
   Current portion of capital lease obligations ............           154          1,791
   Deferred income taxes ...................................         5,882          6,124
   Other current liabilities ...............................         1,212            651
                                                                 ---------      ---------
      Total current liabilities ............................        24,517         28,596
DEFERRED INCOME TAXES ......................................         4,194          3,872
LONG-TERM DEBT, net of current portion .....................       107,275         51,734
CAPITAL LEASE OBLIGATIONS, net of current portion ..........         6,032          1,482
OTHER LIABILITIES ..........................................           262            297
                                                                 ---------      ---------
      Total liabilities ....................................       142,280         85,981

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ............           601            820

STOCKHOLDERS' EQUITY:
   Common stock ............................................             2              2
   Additional paid-in capital ..............................          (911)       (18,460)
   Retained earnings (deficit) .............................         4,295         (5,577)
                                                                 ---------      ---------
      Total stockholders' equity ...........................         3,386        (24,035)
                                                                 ---------      ---------
      Total liabilities and stockholders' equity ...........     $ 146,267      $  62,766
                                                                 =========      =========

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                  1998            1997            1998            1997
                                                              -------------  -----------       ------------  -------------
                                                                                       (UNAUDITED)
       REVENUES:
         Physician groups revenue, net ................       $  53,869        $    --          $ 152,008        $    --
         Less: amounts retained by physician groups ...         (18,814)            --            (53,681)            --
                                                              ---------        ---------        ---------        ---------
              Service fee revenue .....................          35,055             --             98,327             --

       COSTS AND EXPENSES:
         Salaries and benefits ........................          10,738             --             30,447             --
         Practice supplies ............................           2,234             --              6,391             --
         Practice rent and lease expenses .............           2,677             --              8,205             --
         Other practice expenses ......................           7,220             --             18,624             --
         Corporate general and administrative .........           2,595            1,300            7,034            2,915
         Depreciation and amortization ................           2,976               84            8,355               96
                                                              ---------        ---------        ---------        ---------
              Total costs and expenses ................          28,440            1,384           79,056            3,011
                                                              ---------        ---------        ---------        ---------

       OPERATING INCOME (LOSS) ........................           6,615           (1,384)          19,271           (3,011)

       OTHER EXPENSES:
         Interest expense, net ........................           2,054               60            5,142              132
                                                              ---------        ---------        ---------        ---------
              Total other expenses ....................           2,054               60            5,142              132
                                                              ---------        ---------        ---------        ---------

       INCOME (LOSS) BEFORE TAXES, MINORITY
       INTERESTS IN CONSOLIDATED SUBSIDIARIES
       AND EQUITY IN EARNINGS OF INVESTMENTS ..........           4,561           (1,444)          14,129           (3,143)

       EQUITY IN EARNINGS OF INVESTMENTS ..............           1,096             --              2,342             --

       MINORITY INTERESTS IN INCOME OF
       CONSOLIDATED SUBSIDIARIES ......................            (168)            --               (391)            --
                                                              ---------        ---------        ---------        ---------

       INCOME (LOSS) BEFORE TAXES .....................           5,489           (1,444)          16,080           (3,143)

       INCOME TAX EXPENSE .............................          (2,081)            --             (6,208)            --
                                                              ---------        ---------        ---------        ---------

       NET INCOME (LOSS) ..............................       $   3,408        $  (1,444)       $   9,872        $  (3,143)
                                                              =========        =========        =========        =========

       NET INCOME (LOSS) PER COMMON SHARE-
         Basic ........................................       $    0.18        $   (0.72)       $    0.53        $   (1.57)
         Diluted ......................................       $    0.18        $   (0.72)       $    0.51        $   (1.57)

       WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic ........................................          18,908            2,000           18,572            2,000
         Diluted ......................................          19,356            2,000           19,219            2,000


               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                             1998            1997            1998            1997
                                                                           --------        --------        --------        --------
                                                                                                 (UNAUDITED)

     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) ........................................       $  3,408        $ (1,444)       $  9,872        $ (3,143)
        Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities --
           Minority interests ....................................            168            --               391            --
           Depreciation and amortization .........................          2,976              84           8,355              96
           Equity in earnings of investments .....................         (1,096)           --            (2,342)           --
           Changes in assets and liabilities- net of acquisitions
               Accounts receivable, net ..........................         (1,769)           --            (3,776)           --
               Other current assets ..............................           (246)             (9)          1,810            (132)
               Other noncurrent assets ...........................           (733)         (1,510)         (1,957)         (3,567)
               Accounts payable and accrued expenses .............            594           1,324          (8,139)          2,932
               Accrued salaries and benefits .....................          1,280             528           2,322             528
               Due to joint ventures .............................            530            --               782            --
               Other liabilities .................................           (726)           --             2,921            --
                                                                         --------        --------        --------        --------
                  Net cash provided by (used in)
                  operating activities ...........................          4,386          (1,027)         10,239          (3,286)
                                                                         --------        --------        --------        --------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment ......................         (3,531)           --            (8,252)           (122)
        Cash paid for acquisitions ...............................        (15,924)           --           (54,905)           --
        Contributions to joint ventures ..........................           --              --               352            --
        Distributions from joint ventures ........................            979            --             1,062            --
                                                                         --------        --------        --------        --------
                  Net cash used in investing activities ..........        (18,476)           --           (61,743)           (122)
                                                                         --------        --------        --------        --------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of long-term debt .................         46,700           1,000          92,785           1,000
        Payments on long-term debt ...............................        (29,984)           --           (38,797)           --
        Payments on capital leases ...............................           (766)           --            (1,869)           --
        Advances from (to) physician practices ...................            (20)           --              (237)           --
        Proceeds from the exercise of options ....................             25            --                40            --
                                                                         --------        --------        --------        --------
                  Net cash provided by financing activities ......         15,955           1,000          51,922           1,000
                                                                         --------        --------        --------        --------
     NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS ........................................          1,865             (27)            418          (2,408)

     CASH AND CASH EQUIVALENTS, beginning of period ..............          3,125             110           4,572           2,491
                                                                         --------        --------        --------        --------
     CASH AND CASH EQUIVALENTS, end of period ....................       $  4,990        $     83        $  4,990        $     83
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

      Service fee revenue in the third quarter and year-to-date 1998 consists of the following (in thousands):


                                     Three Months Ended         Nine Months Ended
                                     September 30, 1998         September 30, 1998
                                     ------------------         ------------------

Professional component                    $ 8,861                    $25,955
Technical component
                                           26,194                     72,372
                                          -------                    -------
                                          $35,055                    $98,327
                                          =======                    =======

2.    ACQUISITIONS AND PRACTICE AFFILIATIONS

      In July 1998, the Company completed its acquisition of two imaging centers in the Greater Bay Area of California. In August 1998, the Company completed its acquisition of an imaging center in San Antonio, Texas. The total consideration for these transactions was approximately $9,775,000. These transactions will be accounted for under the purchase method.

      In September 1998, the Company announced its affiliation with WB&A Imaging, P.C. (formerly known as Drs. Wener, Boyle & Associates, P.A.), a 15-physician radiology practice based in the Washington Metropolitan Area. The Company also announced the acquisition of WB&A Imaging, P.C.'s four imaging centers. The total consideration for these transactions was approximately $9,076,000 consisting of the issuance of 359,374 shares of the Company's common stock, cash and assumed debt. These transactions were accounted for under the purchase method.

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

OVERVIEW

      American Physician Partners, Inc. ("APPM" or the "Company") is a leading provider of radiology services. The Company's focus is on the development, consolidation and management of integrated radiology and imaging center networks. As of November 12, 1998, APPM provided management services to 79 owned, operated or managed diagnostic imaging centers ("ICs"), 50 hospital radiology departments and ten Affiliated Practices consisting of 258 physicians practicing in California, Florida, Kansas, Maryland, New York, Texas and Virginia. The Company provides Affiliated Practices with the capital resources and expertise to invest in new technologies, complete consolidating acquisitions, implement sophisticated management information systems, promote efficient practice patterns, develop coordinated marketing efforts and realize purchasing economies of scale.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998

      The Company conducted no significant operations before its initial public offering ("IPO") in November 1997 when the Company acquired the tangible and intangible non-medical assets and certain liabilities of, and entered into service agreements with seven radiology practices (the "Founding Affiliated Practices"). The acquisitions that occurred simultaneously with the IPO are referred to herein as the "Reorganizations". As a result, the Company's comparative third-quarter and year-to-date 1997 results are not meaningful.

Service Fee Revenue

      The Company generated service fee revenue of $35,055 for the three months ended September 30, 1998. There was no service fee revenue generated during the same period ended September 30, 1997.

Salaries and Benefits

      Salaries and benefits for the three months ended September 30, 1998, were $10,738. Salaries and benefits include certain costs of non-physician clinical and administrative employee expenses paid by the Company pursuant to the terms of the service agreements. The percentage of salaries and benefits to total service fee revenue was 30.6% for the three months ended September 30, 1998.

Practice Supplies

      Practice supplies for the three months ended September 30, 1998, were $2,234. Practice supplies include costs of film, contrast and other related supplies paid by the Company pursuant to the terms of the service agreements. The percentage of practice supplies to total service fee revenue was 6.4% for the three months ended September 30, 1998.

Practice Rent and Lease Expenses

      Practice rent and lease expenses for the three months ended September 30, 1998, were $2,677. Practice rent and lease expenses include costs of the facilities used to provide the medical and administrative services and lease costs for equipment used in the performance of certain medical and administrative procedures.

Other Practice Expenses

      Other practice expenses for the three months ended September 30, 1998, were $7,220. Other practice expenses include all other costs associated with the maintenance and continued operation of the Affiliated Practices. The percentage of other practice expenses to total service fee revenue was 20.6% for the three months ended September 30, 1998.

Corporate General and Administrative

      Corporate general and administrative expenses for the three months ended September 30, 1998, were $2,595 compared to $1,300 for the three months ended September 30, 1997 representing an increase of $1,295 or 99.6%. The percentage of corporate general and administrative expenses to total service fee revenue was 7.4% for the three months ended September 30, 1998. Corporate general and administrative expenses increased due to the continued building of the Company's infrastructure prior to and following its IPO.

Depreciation and Amortization

      Depreciation and amortization expenses for the three months ended September 30, 1998, were $2,976 compared to $84 for the three months ended September 30, 1997, representing an increase of $2,892. The percentage of depreciation and amortization expenses to total service fee revenue was 8.5% for the three months ended September 30, 1998. Depreciation and amortization expenses increased from the 1997 amount due to the Reorganizations and the subsequent acquisitions completed in 1998.

Interest Expense

      Interest expense for the three months ended September 30, 1998, was $2,054 compared to $60 for the three months ended September 30, 1997, representing an increase of $1,994. The percentage of interest expense to total service fee revenue was 5.9% for the three months ended September 30, 1998. Interest expense increased due the cost of borrowings under the Company's $160 million credit facility (the "Credit Facility") entered into on November 26, 1997 (as amended on May 19, 1998), the assumption of certain indebtedness and capital lease obligations of the Founding Affiliated Practices in connection with the Reorganizations and the assumption of certain indebtedness and capital lease obligations of practices acquired post IPO.

Income Tax Expense

      Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates.

Net Income

      As a result of the foregoing factors, the Company generated a net income of $3,408 for the three months ended September 30, 1998, or diluted income per share of $0.18 on 19,356,000 shares outstanding, compared to a net loss of $1,444 for the three months ended September 30, 1997, or diluted loss per share of $(0.72) on 2,000,000 shares outstanding.

Three Months Ended September 30, 1997

      Prior to November 26, 1997, the Company had no revenue while incurring corporate overhead expenses associated with building its management infrastructure. As a result, the Company's comparative third quarter 1997 results are not meaningful.

Nine Months Ended September 30, 1998

      The Company conducted no significant operations before its IPO in November 1997 when the Company acquired the tangible and intangible non-medical assets and certain liabilities, and entered into service agreements with the Founding Affiliated Practices. The acquisitions that occurred simultaneously with the IPO are referred to herein as the "Reorganizations". As a result, the Company's comparative third-quarter and year-to-date 1997 results are not meaningful.

Service Fee Revenue

      The Company generated service fee revenue of $98,327 for the nine months ended September 30, 1998. There was no service fee revenue generated during the same period ended September 30, 1997.

Salaries and Benefits

      Salaries and benefits for the nine months ended September 30, 1998, were $30,447. Salaries and benefits include certain costs of non-physician clinical and administrative employee expenses paid by the Company pursuant to the terms of the service agreements. The percentage of salaries and benefits to total service fee revenue was 31.0% for the nine months ended September 30, 1998.

Practice Supplies

      Practice supplies for the nine months ended September 30, 1998, were $6,391. Practice supplies include costs of film, contrast and other related supplies paid by the Company pursuant to the terms of the service agreements. The percentage of practice supplies to total service fee revenue was 6.5% for the nine months ended September 30, 1998.

Practice Rent and Lease Expenses

      Practice rent and lease expenses for the nine months ended September 30, 1998, were $8,205. Practice rent and lease expenses include costs of the facilities used to provide the medical services and lease costs for equipment used in the performance of certain medical procedures. The percentage of practice rent and lease expenses to total service fee revenue was 8.3% for the nine months ended September 30, 1998.

Other Practice Expenses

      Other practice expenses for the nine months ended September 30, 1998, were $18,624. Other practice expenses include all other costs associated with the maintenance and continued operation of the Affiliated Practices. The percentage of other practice expenses to total service fee revenue was 19.0% for the nine months ended September 30, 1998.

Corporate General and Administrative

      Corporate general and administrative expenses for the nine months ended September 30, 1998, were $7,034 compared to $2,915 for the nine months ended September 30, 1997 representing an increase of $4,119 or 141.3%. The percentage of corporate general and administrative expenses to total service fee revenue was 7.2% for the nine months ended September 30, 1998. Corporate general and administrative expenses increased due to the continued building of the Company's infrastructure prior to and following its IPO.

Depreciation and Amortization

      Depreciation and amortization expenses for the nine months ended September 30, 1998, were $8,355 compared to $96 for the nine months ended September 30, 1997, representing an increase of $8,259. The percentage of depreciation and amortization expenses to total service fee revenue was 8.5% for the nine months ended September 30, 1998. Depreciation and amortization expenses increased from the 1997 amount due to the Reorganizations and the subsequent acquisitions completed in 1998.

Interest Expense

      Interest expense for the nine months ended September 30, 1998, was $5,142 compared to $132 for the nine months ended September 30, 1997, representing an increase of $5,010. The percentage of interest expense to total service fee revenue was 5.2% for the nine months ended September 30, 1998. Interest expense increased due the cost of borrowings under the Company's $160 million credit facility (the "Credit Facility") entered into on November 26, 1997 (as amended on May 19, 1998), the assumption of certain indebtedness and capital lease obligations of the Founding Affiliated Practices in connection with the Reorganizations and the assumption of certain indebtedness and capital lease obligations of practices acquired post IPO.

Income Tax Expense

      Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates.

Net Income

      As a result of the foregoing factors, the Company generated a net income of $9,872 for the nine months ended September 30, 1998, or diluted income per share of $0.51 on 19,219,000 shares outstanding, compared to a net loss of $3,143 for the nine months ended September 30, 1997, or diluted loss per share of $(1.57) on 2,000,000 shares outstanding.

Nine Months Ended September 30, 1997

      Prior to November 26, 1997, the Company had no revenue while incurring corporate overhead expenses associated with building its management infrastructure. As a result, the Company's comparative year-to-date 1997 results are not meaningful.

Liquidity and Capital Resources

      Net cash from operations for the nine months ended September 30, 1998, was $10,239. Net cash from operations includes a use of cash in the amount of $6,400 for deferred income taxes as a result of the conversion of the Founding Affiliated Practices from cash basis to accrual basis. The Company files a consolidated annual return on the accrual basis.

      Net cash used in investing activities for the nine months ended September 30, 1998, was $61,743. During the nine months ended September 30,1998, the Company expended $54,905 in consideration for acquisitions. These expenditures were funded primarily from borrowings under the Credit Facility.

      Net cash flows from financing activities for the nine months ended September 30, 1998, were $51,922. Net borrowings during the nine months ended September 30, 1998, under the Credit Facility were $56,150 which was used to finance the Company's on-going development activities, the acquisition of new equipment and for working capital purposes.

      Under the terms of the Credit Facility dated November 26, 1997 (as amended May 19, 1998), the Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000. The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $160.0 million or 3.00 times the consolidated EBITDA of the Company, giving pro forma effect to acquisitions made with such borrowings. At September 30, 1998, the Company was eligible to borrow up to $160.0 million under the Credit Facility, and the Company had outstanding borrowings of $105.8 million under the Credit Facility. At the Company's option, the interest rate is (i) an adjusted LIBOR rate plus an applicable margin which can vary from 1.5% to 2.5% dependent on certain financial ratios or (ii) the prime rate plus an applicable margin which can vary from 0.5% to 1.50%. In each case the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements of which the Company is or becomes a party and a pledge of the stock of the Company's subsidiaries. Approximately $21.5 million of borrowings under the Credit Facility were used to pay a portion of the cash portion due pursuant to the Reorganizations.

      On April 13, 1998, the Company announced that it planned to make a private offering of $100.0 million aggregate principal amount of Senior Subordinated Notes Due 2008 (the "Notes") to certain initial purchasers who will resell the Notes in reliance on the exemption from registration contained in Rule 144A under the Securities Act of 1933, as amended. This offering was subsequently cancelled due to market conditions.

      On June 8, 1998, the Company announced that it completed the expansion of its Credit Facility to $160 million. As a result, the Company elected not to pursue the previously-announced private offering of Notes.

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

Year 2000 Issue

      Impact of Year 2000: The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, computer programs, computers and embedded microprocessors controlling equipment with date-sensitive systems may recognize Year 2000 as 1900 or not at all. This inability to recognize or properly treat Year 2000 may result in computer system failures or miscalculations of critical financial and operational information as well as failures of equipment controlling date-sensitive microprocessors. In addition, there are two other related issues, which could also lead to miscalculations or failures: (i) some older systems' programming assigns special meaning to certain dates, such as 9/9/99 and (ii) the Year 2000 is a leap year.

      State of Readiness: The Company started to formulate a plan to address the Year 2000 Issue in the third quarter of 1998. To date, the Company's primary focus has been on its own internal information technology systems, including all types of systems in use by the Company in its operations, finance and human resources departments, and to deal with the most critical systems first. The Company is in the process of developing a Year 2000 Plan to address all of its Year 2000 Issues. The Year 2000 Plan being developed will involve generally the following phases: awareness, assessment, renovation, testing and implementation. Although the Company's assessment of the Year 2000 Issue is incomplete, the Company has completed an assessment of approximately 50% of its internal information technology systems. The Company estimates that it will complete the assessment of its remaining internal information technology systems by March 31, 1999 and will establish a timetable for the renovation phase of the remaining technology systems. The Company has already completed the renovation of approximately 40% of its information technology systems, including modifying and upgrading software and developing and purchasing new software, and continues to renovate the portions of such systems for which assessment is complete. The Company has not begun or established a timetable for the testing and implementation phases. The Company's goal is to complete such phases by September 30, 1999, although complications arising from unanticipated acquisitions might cause some delay.

      The Company has recently begun to assess the potential for Year 2000 problems with the information systems of its customers, payors and vendors. The Company is preparing questionnaires that it expects to send to its customers, vendors and other third parties with which the Company has a material relationship by December 31, 1998. The Company expects to complete the assessment with respect to such parties by March 31,1999, provided that the parties return the requested information by February 28, 1999. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties. The Company has received some preliminary information concerning the Year 2000 readiness of some of its customers, vendors and other third parties with which the Company has a material relationship and expects to engage in discussions with most of such parties during the balance of 1998 and through March 31, 1999 in an attempt to determine the extent to which the Company is vulnerable to those parties' possible failure to become Year 2000 compliant. All of the Company's diagnostic imaging equipment used to provide imaging services have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 issues. The Company has begun to assess the impact on its diagnostic imaging equipment by contacting the vendors of such equipment. The vendor with respect to the majority of the MRI and CT equipment used by the Company has informed the Company that (i) certain identified MRI and CT equipment is Year 2000 compliant, (ii) it has developed software for functional work arounds to ensure Year 2000 compliance with respect to the balance of its noncompliant MRI and CT equipment and (iii) remediation will be made during future regular maintenance visits. The Company is in the process of contacting the other vendors of its diagnostic imaging equipment. The Company expects to receive information from such other vendors by December 31, 1998 with respect to their assessment of the impact on the equipment that they provided to the Company and the nature and timetable of the remediation that such vendors may propose. The Company expects to complete its assessment by March 31, 1999 and that renovation will be completed by September 30, 1999. The Company expects that its equipment vendors will propose timely remediation and will bear the cost of modifying or otherwise renovating the Company's diagnostic imaging equipment. The Company has recently begun an assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities, dictation systems, security systems and HVACS and expects to complete the assessment by March 31, 1999.

      COSTS TO ADDRESS YEAR 2000 ISSUE: The Company estimates on a preliminary basis that the cost of assessment, renovation, testing and implementation of its internal systems will range from approximately $500,000 to $1,500,000, of which approximately $20,000 has been incurred. The major components of these costs are: consultants, additional personnel costs, programming, new software and hardware, software upgrades and travel expenses. The Company expects that such costs will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation and may be adjusted upon receipt of more information from the Company's vendors, customers and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs. The effects of the aforementioned costs have had no material impact on the Company's progress as it relates to other information system projects and implementation.

      RISKS TO THE COMPANY: The Company's Year 2000 Issue involves significant risks. There can be no assurance that the Company will succeed in implementing the Year 2000 Plan it is developing. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties. If the Company's renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems including delays may be incurred in billing the Company's major customers (Medicare, HMOs or private insurance carriers) for services performed. If its major customers' systems do not become Year 2000 compliant on a timely basis, the Company will have problems and incur delays in receiving and processing correct reimbursement. If the computer systems of third parties (including hospitals) with which the Company's systems exchange data do not become Year 2000 compliant both on a timely basis and in a manner compatible with continued data exchange with the Company's information technology systems, significant problems may be incurred in billing and reimbursement. If the systems on the diagnostic imaging equipment utilized by the Company are not Year 2000 compliant, the Company may not be able to provide imaging services to patients. If the Company's vendors or suppliers of the Company's necessary power, telecommunications, transportation and financial services, fail to provide the Company with equipment and services the Company will be unable to provide services to its customers. If any of these uncertainties were to occur, the Company's business, financial condition and results of operations would be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

      CONTINGENCY PLAN: The Company has not yet established a contingency plan to address unavoided or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties, but it expects to create such a plan by June 30, 1999.

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      From time to time the Company is subject to certain legal proceedings and claims which arise in the normal course of its business. Pending matters include claims relating to professional services provided by a Founding Affiliated Practice. The Company also became subject to certain of the pending claims as the result of successor liability in connection with the acquisition of the Founding Affiliated Practices; however, the Company believes that the ultimate resolution of such claims net of applicable indemnification and available insurance will not have a material adverse effect on the business, financial condition or results of operations of the Company. Each existing Affiliated Practice has retained responsibility for, and agreed to indemnify the Company in full against, the liabilities associated with these lawsuits. In the event (i) the Company is subsequently added as a party in any of these lawsuits, (ii) an Affiliated Practice denies their obligation to indemnify the Company or (iii) a monetary judgment is entered against the Company and indemnification is unavailable for any reason, the Company's business, financial condition and results of operations could be materially adversely affected.

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


                                         AMERICAN PHYSICIAN PARTNERS, INC.


Date: November 13, 1998                  /s/ MARK L. WAGAR
                                         -------------------------------------
                                         Mark L. Wagar
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date: November 13, 1998                  /s/ SAMI S. ABBASI
                                         -------------------------------------
                                         Sami S. Abbasi
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Date: November 13, 1998                  /s/ DAVID W. YOUNG
                                         --------------------------------------
                                         David W. Young
                                         Controller and Treasurer
                                         (Principal Accounting Officer)

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

           2.22 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and among American Physician Partners, Inc., Carroll Imaging Associates, P.A., Diagnostic Imaging Associates, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Drs. Copeland, Hyman & Shackman, P.A., Drs. DeCarlo, Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A., and Perilla, Sindler & Associates, P.A.**-

           2.23 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Radiology and Nuclear Medicine, A Professional Association.**

           2.24 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Mid Rockland Imaging Associates, P.C.**

           2.25 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Rockland Radiological Group, P.C.**

           2.26 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Advanced Imaging of Orange County, P.C.**

           2.27 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Central Imaging Associates, P.C.**

           2.28 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Nyack Magnetic Resonance Imaging, P.C.**

           2.29 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Pelham Imaging Associates, P.C.**

           2.30 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Women's Imaging Consultants, P.C.**

           2.31 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Pacific Imaging Consultants, A Medical Group, Inc.**

           2.32 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Total Medical Imaging, Inc.**

           2.33 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Valley Radiologists Medical Group, Inc.**

           2.34 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and The Ide Group, P.C.**

           2.35 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and M & S X-Ray Associates, P.A.**

           2.36 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and South Texas MR, Inc.**

           2.37 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and San Antonio MR, Inc.**

           2.38 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and Lexington MR, Ltd.**

           2.39 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and Madison Square Joint Venture.**

           2.40 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and South Texas No. 1 MRI Limited Partnership.**

           2.41 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and San Antonio MRI Partnership No. 2, Ltd.**

           2.42 Asset Purchase Agreement, dated as of January 1, 1998, by and among American Physician Partners, Inc., Community Radiology Associates, Inc., Drs. Korsower and Pion Radiology, P.A., and the Principal Stockholders ****

           2.43 Asset Purchase Agreement, dated as of January 12, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., Questar Imaging, Inc. and Questar Imaging VR, Inc. ****

           2.44 Asset Purchase Agreement, dated as of January 23, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., PAL Imaging Corp. and the Principal Stockholders ****

           2.45 Asset Purchase Agreement, dated as of April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast Imaging Partners, Inc. and Radiology Imaging Associates, Basilico, Gallagher and Raffa, M.D., P.A. and Robert F. Basilico, M.D., Edward Gallagher, M.D., R.J. Raffa, M.D., Joseph T. Charles, M.D., Alex N. Vennos, M.D., and Robin J. Connolly, M.D.*****

           2.46 Asset Purchase Agreement, dated as of April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast Imaging Partners, Inc. and St. Lucie Imaging and Breast Center, Inc. and Robert F. Basilico, M.D., Edward Gallagher, M.D., R.J. Raffa, M.D., Joseph T. Charles, M.D., Alex N. Vennos, M.D., and Robin J. Connolly, M.D.*****

           2.47 Asset Purchase Agreement, dated as of April 28, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., LXL, Ltd. and the Partners of LXL, Ltd.*****

           2.48 Asset Purchase Agreement, dated as of June 1, 1998, by and among American Physician Partners, Inc., Mid Rockland Imaging Partners, Inc., Empire State Imaging Partners, Inc., RF Management Corp. and Modern Medical Modalities Corporation*****

           2.49 Asset Purchase Agreement, dated as of June 23, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., Brewster Imaging Center, Inc. and Each Principal Stockholder*****

           2.50 Asset Purchase Agreement, dated as of June 29, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc. and Bryan M. Shieman, M.D., a sole proprietorship d/b/a El Camino Center for Osteoporosis and/or ECOO II*****

           2.51 Stock Purchase Agreement, dated September 1, 1998 by and among American Physician Partners, Inc., WB&A Imaging Partners, Inc. and Vimla Bhooshan, M.D., John B. DeGrazia, M.D., Edwin Goldstein, M.D., Paul T. Lubar, M.D., Calvin D. Neithamer, M.D., William P. O'Grady, M.D., Robert A. Olshaker, M.D., Stanley M. Perl, M.D., Michael S. Usher, M.D., Alan B. Kronthal, M.D., Steven A. Meyers, M.D., Victor A. Bracey, M.D. and Larry W. Busching *

           2.52 Asset Purchase Agreement, dated September 1, 1998, by and among American Physician Partners, Inc., Ormond Imaging Partners, Inc., Magnetic Resonance Imaging Associates Limited Partnership and Paul T. Lubar, Stanley M. Perl, Michael S. Usher, John B. DeGrazia, Larry W. Busching, Vimla Bhooshan, William P. O'Grady, Robert A. Olshaker, and Calvin D. Neithamer *

           2.53 Asset Purchase Agreement, dated September 1, 1998, by and among American Physician Partners, Inc., Ormond Imaging Partners, Inc., Duke Associates Limited Partnership and Paul T. Lubar, Stanley M. Perl, Michael S. Usher, John B. DeGrazia, Larry W. Busching, Vimla Bhooshan, William P. O'Grady, Edwin Goldstein, Robert A. Olshaker, Calvin D. Neithamer and Alan J. Kronthal *

           3.2   Amended and Restated Bylaws of American Physician Partners,
                 Inc.***

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

           10.33 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and John Pappajohn.***

           10.34 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Mary Pappajohn.***

           10.35 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Thebes Ltd.***

           10.36 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Halkis Ltd.***

           10.37 Service Agreement dated January 1, 1998, by and among American Physician Partners, Inc., Community Imaging Partners, Inc., Community Radiology Associates, Inc. and Drs. Korsower and Pion Radiology, P.A.****

           10.38 Service Agreement dated April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast Imaging Partners, Inc. and Radiology Imaging Associates - Basilico, Gallagher & Raffa, M.D., P.A. *****

           10.39 First Amendment to Credit Agreement and Consent dated May 19, 1998, by and among American Physician Partners, Inc., General Electric Capital Corporation and the other credit parties signatory thereto*****

           10.40 Employment Agreement between American Physician Partners, Inc. and Mark L. Wagar*****

           10.41 Service Agreement dated September 1, 1998, by and among American Physician Partners, Inc., WB&A Imaging Partners, Inc. and WB&A Imaging, P.C. *

           10.42 Office Building Lease Agreement between The Equitable-Nissei Dallas Company and Fibreboard Corporation *

           10.43 Office Building Sublease Agreement by and between Fibreboard Corporation and American Physician Partners, Inc. *

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

--------------
*        Filed herewith.

** Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611 on Form S-4.

*** Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on Form S-1.

**** Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-Q filed on May 15, 1998

***** Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-Q filed on August 14, 1998.