Form 10-K405
period 1998-12-31
AMERICAN PHYSICIAN PARTNERS INC
filed 1999-02-23
CIK 1031329

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998          COMMISSION FILE NO. 0-23311


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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
   Title of each class                                 on which registered
   -------------------                                ---------------------
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

                Yes    X                        No
                     -----                          -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $135,080,491, based on the closing sales price of $7.00 of the registrant's Common Stock on the Nasdaq National Market on February 18, 1999.

         As of February 18, 1999, 19,297,213 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the Annual Meeting of Stockholders of the registrant to be held during 1999 are incorporated by reference in Part III.

================================================================================

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                TABLE OF CONTENTS


FORM 10-K ITEM                                                                   PAGE
--------------                                                                   ----
PART I
         Item 1.  Business .....................................................   1
         Item 2.  Properties ...................................................  21
         Item 3.  Legal Proceedings ............................................  21
         Item 4.  Submission of Matters to a Vote of Security Holders ..........  21

PART II
         Item 5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters .......................................  22
         Item 6.  Selected Consolidated Financial Data .........................  23
         Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations........................  25
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk....  39
         Item 8.  Financial Statements and Supplementary Data .................. F-1
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................  40

PART III
         Item 10. Directors and Executive Officers of the Registrant ...........  40
         Item 11. Executive Compensation .......................................  40
         Item 12. Security Ownership of Certain Beneficial
                     Owners and Management .....................................  40
         Item 13. Certain Relationships and Related Transactions ...............  40

PART IV
         Item 14. Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K ...............................................  41

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

     American Physician Partners, Inc. develops, consolidates and manages radiology service networks. These networks consist primarily of free-standing diagnostic imaging centers and locations at which the Company provides radiology services that have been outsourced by hospitals. At December 31, 1998, the Company owned, operated or maintained an ownership interest in imaging equipment at 87 locations. The Company also provides management services to ten radiology practices whose physicians provide professional radiology services at the Company's imaging centers and at 50 hospitals. During 1998, the Company's networks performed services for approximately 3.1 million imaging procedures.

     The Company's radiology networks are concentrated in geographic markets located in California, Florida, Kansas, Maryland, New York, Texas, Virginia and Washington, D.C. The Company focuses on markets in which the Company can provide both extensive geographic coverage and a full spectrum of technical and professional radiology services. These services can include general radiology, magnetic resonance imaging ("MRI"), computed tomography ("CT"), mammography, ultrasound, nuclear medicine, interventional radiology, positron emission tomography ("PET") and radiation oncology.

     The Company derives the majority of its service fee revenue from providing the technical component of radiology services performed at the Company's free-standing imaging facilities and pursuant to the Company's outsourced hospital relationships. The technical component of such services primarily consists of producing images through the use of imaging equipment and services performed by personnel other than radiologists. In conjunction with its operation of imaging centers, the Company purchases imaging equipment, hires and trains employees, schedules patient appointments, processes data relating to fees for producing images and for other technical radiology services, and obtains and maintains permits, licenses and insurance.

     The Company also derives service fee revenue from providing management services to ten radiology practices pursuant to long-term service agreements. The Company furnishes to these practices information management, billing and collection services, purchasing services and other non-medical services. These practices provide professional radiology services, including interpreting images produced at the Company's imaging facilities. The radiology practices earn fees from patients or third-party payors for the professional radiology services they provide at the Company's facilities and other locations.

BUSINESS STRATEGY

     The Company's objective is to develop and operate networks of radiology facilities to provide a full spectrum of radiology services and extensive geographic coverage in existing market areas and in selected new markets. The Company believes that it can leverage its substantial base of fixed assets to earn greater technical revenues by increasing the number of procedures performed at its imaging facilities. The Company's strategy for increasing the number of procedures and the amount of its service fee revenue includes the following:

     o increasing referrals to the Company's imaging center networks by strengthening existing and establishing new relationships with referring physicians, health systems and insurers;

     o optimizing the locations of imaging centers within a market area and the mix of services offered at each imaging facility;

     o utilizing the Company's relationships with radiologists to emphasize quality service and to seek operating efficiencies at the Company's imaging facilities;

     o making selected acquisitions of imaging centers and entering into joint venture and outsourcing relationships with hospitals or health systems within existing markets; and

     o expanding into selected new markets in which the Company believes that it can develop extensive radiology services networks.

Increasing Referrals by Strengthening Existing and Establishing New Relationships with Referring Physicians, Health Systems and Insurers

     Referrals for diagnostic radiology services are not controlled by diagnostic radiologists. These referrals, instead, are controlled by individual referring physicians such as internists and surgeons, and increasingly are influenced by health systems, managed care organizations, insurers and other entities representing large groups of patients. The Company intends to increase physician referrals to the Company's networks which, in the Company's experience, are based on several factors:

     o whether referring physicians are satisfied with the quality and timeliness of the technical and professional services provided by the imaging center or hospital and by the radiologists who perform professional services for the technical services provider;

     o whether the radiology services provider offers a full spectrum of technical radiology services (such as MRI and CT) and professional services, including subspecialty expertise (such as neuroradiology), so that referring physicians do not need to determine for each patient referral whether the required technical imaging services and professional services are offered by the chosen radiology services provider;

     o whether the radiology services provider is a participant in the health system, managed care organization or insurer that insures the patient; and

     o whether referring physicians' patients are satisfied with the services provided by the radiology services provider. The Company's experience is that patient satisfaction depends primarily on customer service issues such as convenience of imaging center location, availability of appointment times, responsiveness of staff members to questions and the special needs of the patient and efficiency of the imaging center's operations (for example, whether the patient received services at the scheduled time).

     The Company organizes its radiology services networks to facilitate physician referrals for radiology services by:

     o maintaining and improving pre-existing relationships between referring physicians and the radiologists who perform professional services for the Company;

     o offering a full spectrum of technical services and affiliating with radiologists who offer comprehensive professional services of recognized quality, including subspecialty expertise;

     o participating as an eligible radiology services provider for managed care organizations, insurers and similar entities in the Company's market areas; and

     o offering convenient appointment times at locations that are convenient to referring physicians' patients.

     Managed care organizations, insurers and other entities often represent large groups of patients who are dispersed throughout a wide geographic area. These entities influence referring physicians' decisions by entering into provider agreements with, or otherwise selecting or approving, health care services providers, including radiology services providers. The Company's experience is that entities representing widely-dispersed patients often prefer to enter into referral relationships with radiology providers who can provide radiology services in a corresponding geographical area. The Company has developed its radiology services networks, in part, to provide an opportunity for Aone-stop shopping@ for these entities so that they will select or approve the Company more frequently and thus will influence referring physicians to refer patients to the Company's networks.

     To increase the convenience of the Company's imaging centers to patients, the Company implements network-wide scheduling systems where practical. Under these systems, each imaging center in a network can access the patient appointment calendar of other centers in the network. Each center also can schedule patient appointments at each other facility within the network. This system permits the Company's networks to better utilize time available at its network centers and to meet patients' appointment time, date or location preferences.

Optimizing the Location and Mix of Imaging Center Services

     Prior to their acquisition by the Company, the radiology facilities that comprise the Company's network in each market were operated as parts of smaller networks or as stand-alone facilities. Accordingly, decisions as to the services to be offered at a facility often were based on different decision-making criteria than those now utilized by the Company. For example, two imaging centers within close proximity to each other that were owned by separate owners previously may have offered similar services because they competed for referrals. Similarly, an operator of an imaging center may not have offered certain imaging services at a facility due to a lack of available capital resources for equipment purchases or a lack of expertise by the imaging center's personnel or radiologists.

     As the Company consolidates radiology facilities in an area into a network, the Company and its affiliated physicians often can take actions to make the combined network more efficient. In 1998, the Company closed or consolidated certain acquired imaging centers that were unprofitable or overlapped other imaging centers in the Company's networks. The remaining facilities now offer a wider variety of services and operate at higher utilization levels than those experienced prior to the closings. In 1998, the Company increased the number of modalities offered at certain of its imaging centers. For example, by adding MRI services to an imaging center that previously offered CT, the Company can receive referrals from referring physicians who wish to use only one radiology services provider for their patients and who refer patients for both CT and MRI. The Company also can capitalize on the staff expertise of an imaging center to assist another imaging center in adding new services.

     The Company also can increase the efficiency of its networks by installing diagnostic-quality teleradiology systems in selected markets. Teleradiology permits a physician at one facility to interpret images from imaging equipment located at other facilities. These systems also permit the Company to leverage the services of radiology specialists and subspecialists located at one location who can provide professional services to multiple locations within the network. In 1998, the Company installed two diagnostic-quality teleradiology systems, one in its Finger Lakes (Rochester, New York) market area and one in its Northeast Kansas market area, bringing the number of the Company's markets with diagnostic-quality teleradiology systems to three. In these markets, the Company's radiology practices are able to offer 24-hour professional radiology services to hospitals and other locations equipped with the Company's teleradiology equipment. Prior to the installation of the teleradiology network, continuous on-site staffing may not have been appropriate. These systems are attractive to referring physicians and hospitals since they receive timely radiology interpretations from a radiologist outside of normal business hours or on weekends or holidays. These systems are attractive to radiologists since they utilize one radiologist to cover multiple sites and avoid on-site staffing or call coverage at each site during these periods.

Emphasize Quality Service

     The Company focuses on providing quality patient service to ensure patient and referring physician satisfaction. The Company's development of radiology networks permits the Company to invest in advanced radiology equipment, including MRI, open MRI, spiral CT and PET, as well as equipment to offer diagnostic-quality teleradiology services in certain markets. When appropriate, the Company provides capital to upgrade existing imaging equipment. The Company's consolidation of imaging centers into coordinated networks improves response time, increases overall patient accessibility, permits the Company to standardize certain customer relations procedures and permits the Company to develop Abest practices@ for its imaging centers. The Company seeks the input and participation of the Company's radiology practices to develop best practices and to improve productivity and quality of services. By focusing on further improving and, where appropriate, standardizing the operations of its imaging centers, the Company believes that it can increase patient and referring physician satisfaction, which should lead to increased referrals and increased utilization of the Company's imaging centers.

Expansion in Existing Markets

     The Company intends to expand through acquisitions within its existing markets, as well as through joint venture and outsourcing relationships. The Company may enter into an acquisition, joint venture or outsourcing relationship to complete or expand the geographic coverage of, or to increase the services offered by, one of its radiology services networks. The Company may undertake such a transaction to increase the Company's share of radiology services within a market.

     Outsourcing radiology services to the Company permits hospitals and other health services providers (including physician groups such as obstetricians and orthopedic specialists) to focus on their core business without losing the ability to offer imaging services to their patients. The outsourcing sponsor benefits by utilizing the Company's capital, favorable purchasing arrangements, operating expertise and radiologist affiliations. Outsourcing relationships permit the Company to receive additional technical revenues, to benefit from economies of scale within a network, to fill in gaps in coverage within a network, to operate an imaging service without incurring certain costs related to the operation of a free-standing imaging center (such as the cost of renovating a location for use as an imaging center) and to secure a long-term relationship between the Company and the outsourcing sponsor.

     In addition, the Company may enter into service agreements with additional radiology practices. These arrangements most often will include imaging centers that will be added to the Company's existing radiology networks. The Company believes that, through additional radiology practice relationships, the Company can increase referrals to the Company's networks by accessing new referral sources and new referring physician relationships, by enlarging or completing the geographic coverage of the Company's networks, by expanding the scope of professional services offered through the Company's networks and by increasing the Company's market share within a market area.

     The Company has acquired imaging operations and has affiliated with radiology practices that have had successful and profitable operating histories. The Company expects that most of its future acquisitions and affiliations will involve imaging centers and radiology practices with successful operating histories. In selected instances, the Company may acquire low-performing imaging centers that the Company believes can be operated more efficiently and profitably as part of the existing network.

Selective Expansion into New Markets

     The Company also may expand into new geographic markets by acquiring imaging centers, entering into joint venture or outsourcing relationships and affiliating with high-quality, profitable radiology practices that have strong reputations and competitive positions in their local markets. The Company identifies potential acquisition candidates through a variety of means, including targeted contacts of imaging center owners and radiologists by the Company, participation in professional conferences, referrals from radiology practices and direct inquiries from radiologists. Prior to entering a new market, the Company will consider various factors including the following:

     o likelihood the Company will achieve a return on capital that exceeds the Company's weighted-average cost of capital;

     o potential for extensive geographic coverage of the target market by the Company;

     o    supply of existing radiology services within the target market;

     o    target market population and demographics; and

     o    competitive environment within the target market.

RADIOLOGY MARKET OVERVIEW

     The Health Care Financing Administration estimates that national health care spending in 1997 was approximately $1.1 trillion. According to the American College of Radiology, an estimated 350 million radiological procedures were performed in the United States during 1995. Total spending on radiology services including diagnostic imaging, interventional radiology and radiation oncology was estimated at $56 to $70 billion according to a 1995 report prepared by SMG Marketing Group. Diagnostic imaging, including interventional radiology procedures, accounted for approximately 82% of the aggregate amount spent on radiological services performed in the United States, with radiation oncology services accounting for approximately 18%.

         Technical facilities are located within hospitals and in approximately 2,600 outpatient centers throughout the United States. Professional radiology services are provided by radiologists, general practitioners and other specialists. There are approximately 3,200 radiology groups in the United States comprised of approximately 27,000 practicing radiologists. These groups have a typical size of six members, but vary in size up to approximately 100 physicians serving a specific market.

OPERATIONS AND DEVELOPMENT

Imaging Centers

         The Company owns 61 imaging centers and operates and manages 16 additional imaging centers through joint venture relationships. The number and type of modalities offered at the Company's owned, operated or managed imaging centers are determined by the demand for such services within their respective market areas. Presently, the majority of these imaging centers offer multiple modalities including various combinations of MRI, CT, mammography, ultrasound, nuclear medicine, fluoroscopy and traditional radiography. By offering a wide spectrum of imaging modalities, the Company markets itself as a full-service provider of diagnostic imaging services.

         Set forth below are the locations and certain other information with respect to the Company's operations as of December 31, 1998:

                                                 IMAGING FACILITIES                             HOSPITAL RELATIONSHIPS
                              -------------------------------------------------------     -----------------------------------
                                                       JOINT                                                    OUTSOURCED
                                   OWNED              VENTURE              OTHER                                 TECHNICAL
       MARKET AREAS               CENTERS            CENTERS(1)           SITES(2)        AFFILIATIONS(3)       SERVICES(4)
                              ---------------     ---------------     ---------------     ---------------     ---------------
Mid-Atlantic(5) .........                  25                  10                   1                  14                   4

Finger Lakes(6) .........                   6                  --                   4                   5                   5

Bay Area(7) .............                  17                  --                  --                   9                   1

South Texas(8) ..........                   3                   5                  --                   5                   4

Northeast Kansas(9) .....                   2                   1                  --                  11                   2

Hudson Valley (10) ......                   7                  --                   5                   3                   1

Treasure Coast(11) ......                   1                  --                  --                   3                  --
                              ---------------     ---------------     ---------------     ---------------     ---------------
         Totals .........                  61                  16                  10                  50                  17

(1) Represents partnerships with hospitals or health systems and were formed for the purpose of owning and operating imaging centers. Professional services at the joint venture imaging centers are performed by the radiology practices in such market area.

(2) Includes locations where the Company owns diagnostic imaging equipment and provides professional services to other non-radiology health care providers.

(3) Represents contractual or other relationships with hospitals where the radiology practices provide diagnostic and interventional radiology or radiation oncology services. The radiology practices provide substantially all of the diagnostic and interventional radiology services provided by radiologists at substantially all of such hospitals.

(4) Represents hospital relationships in which the Company receives technical service fee revenue derived from in-patient procedures performed with diagnostic imaging equipment owned by the Company.

(5)  Encompasses the greater Baltimore/Washington, D.C. metropolitan area.

(6) Encompasses the greater Rochester, New York metropolitan area. The figures do not include the affiliation with a radiology group in the Rochester, New York, market area, effective February 6, 1999.

(7) Encompasses the greater San Francisco/Oakland/San Jose, California metropolitan area.

(8)  Encompasses the greater San Antonio, Texas metropolitan area.

(9) Encompasses the Topeka, Kansas and Northeast Kansas area. The figures do not include the affiliation with a radiology group in the Northeast Kansas market area, effective January 1, 1999.

(10) Encompasses Rockland County, New York, and surrounding counties.

(11) Encompasses Fort Pierce, Florida, and surrounding communities.

     The Company utilizes capital for its radiology and imaging center networks, as appropriate, for the following purposes:

     o technological advances, including teleradiology and upgraded diagnostic imaging equipment;

     o imaging equipment for new modalities (such as open MRI, spiral CT and PET);

     o information systems, including the Company's financial accounting system, which the Company implements at each new imaging center as soon as reasonably possible after the center is added to the Company's networks; and

     o implementation of technologies to link voice, data and image transmission capabilities.

Radiology Practices

     The radiology practices whose radiologists perform professional services for the Company consist of ten radiology practices, comprised of 254 radiologists, located in seven states and the District of Columbia. All of the practices provide professional services, which consist of the supervision, performance and interpretation of radiological procedures in hospitals, imaging centers or other settings. The practices currently provide professional radiology services to 50 hospitals. In the aggregate, the practices provide all subspecialty diagnostic and interventional radiology and radiation oncology services. Substantially all of the radiologists are board certified. In addition to providing professional services at the Company's imaging facilities and the hospitals, the radiology practices provide professional services to hospital outpatient facilities, physicians' offices, mobile imaging units and nursing homes.

     The radiology practices were selected based on a variety of factors, including: physician and practice credentials and reputation; competitive market position; subspecialty mix of physicians; historical financial performance and growth potential; and willingness to embrace the Company's strategy for the market for radiology services.

Affiliation Structure for the Company's Radiology Practices

     The Company's business model is based on a "partnership" with its radiology practices in which the Company manages the non-medical functions of the radiology practices in a manner that promotes physician participation and input in areas such as practice enhancement and operating efficiencies, marketing and long-term strategy development. The Company believes that its partnering approach (i.e., shared ownership, economic interest and governance) enables physicians to provide input in the management and affairs of their practice and aligns the interests of physicians in the radiology practices with those of the Company in promoting practice growth and operating efficiencies. The Company believes its model is, and will continue to be, attractive to potential practice acquisition candidates.

     In connection with the acquisition of imaging centers and affiliations with radiology practices, the Company acquires certain tangible and intangible assets and assumes certain liabilities of the radiology practices. The Company pays the purchase price for such transactions in cash and shares of its Common Stock, or cash and subordinated promissory notes convertible into shares of Common

Stock. Simultaneously with the acquisitions, the Company enters into a 40-year service agreement with each radiology practice pursuant to which the Company will provide a wide range of management, administrative, technical and non-medical services. For providing services under the service agreement, the Company receives a fee which is structured to align the interests of the Company and the radiology practices. Additionally, the service agreements restrict the radiology practices from competing with the Company and other of the Company's radiology practices within a specified geographic area during the term of the service agreements and also require each radiology practice to obtain and enforce similar restrictive covenants with the full-time physicians affiliated with their practices. The Company anticipates that future acquisitions of imaging centers and affiliated radiology practices will be based on the partnership model the Company has established or a variation of such model.

     The Company believes a shared governance approach is critical to the long-term success of a healthcare enterprise that is dependent on physician services and referrals. The Company operates within a governance structure which promotes physician involvement in the direction and management of the radiology practices and the Company. As required by the service agreements, this is accomplished by the Company and each radiology practice establishing Joint Planning Boards consisting of three to six members. The Joint Planning Boards have responsibility for establishing payor contracting guidelines, making recommendations with respect to operating budgets and capital expenditures and developing marketing strategies and long-term objectives for their respective practices. The Company believes the Joint Planning Boards promote participation by physicians in both the overall management of their practices and the continued growth of the Company's imaging center operations in that region and serve as a means for the Company and its radiology practices to communicate effectively and exchange information. In addition, the Company has a Physician Advisory Board, the primary focus of which is to enhance the quality of services provided by the Company, its imaging centers and its radiology practices. The Physician Advisory Board consists of 11 practicing physicians from the radiology practices. This board serves as a forum in which members discuss and make recommendations regarding clinical applications, practice protocols, appropriateness criteria, utilization guidelines, best practices and managed care issues. Recommendations are communicated to all radiology practice physicians, however, the adoption of such recommendations will be at the discretion of the radiology practices.

Information Management

     The Company believes that integrated practice management information and financial information systems are essential to the development of integrated health care delivery capabilities and fundamentals to improving the quality of care, reducing the cost of care and enhancing the Company's attractiveness to payors. The Company has implemented a Financial Accounting System ("FAS"). The FAS is designed to facilitate consistent, efficient reporting of financial information throughout the Company using one standard chart of accounts with a single set of accounting practices and financial controls. The Company has deployed general ledger, accounts payable, asset management and payroll systems at each of the radiology practices. The Company is in the process of developing other standard information systems for clinical and practice data.

     The Company has initiated communications with primary payors from which it receives reimbursement. There is no assurance that the systems of such payors or of other companies with which the Company has significant relationships will be made year 2000 compliant in a timely manner or that a failure by any such payor or other company to make its systems year 2000 compliant will not have a material adverse on the Company. See "Risk Factors -- Year 2000 Compliance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue."

Service Agreements

     The Company is a party to a service agreement with each related radiology practice under which the Company is the exclusive manager and administrator of non-medical services relating to the operation of the practice. The following summary of the service agreement is intended to be a brief description of the standard form of the Company's service agreements with the respective radiology practices. The service agreements may vary from the description below depending on the requirements of local regulations and negotiations with the individual practices. The Company expects to enter into agreements with similar provisions with additional radiology practices in the future.

     The service fees payable to the Company by the radiology practices under the service agreements vary based on fair market value, as determined in arms' length negotiations, and the nature and extent of services provided. Where state law allows, service fees due under the service agreements are derived from two distinct revenue streams:

          o the radiology practice pays a service fee to the Company based on a negotiated percentage (Radiology practice service fees range from 20% to 30%) of the adjusted professional revenues as defined in the service agreement; and

          o the radiology practice pays a service fee based on 100% of the adjusted technical revenues as defined in the service agreement, which equals the fair value of the services provided.

In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which is equal to the fair market value of the services provided under the service agreement and which is renegotiated each year to equal the fair market value of the services provided under the service agreement. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other non-physician costs) from physician groups revenue of the radiology practice. In addition, the Company receives income from joint ventures in which the Company holds ownership interests. Revenues are billed by the Company on behalf of the radiology practices. Payments are received by the radiology practice and transferred to the Company on a daily basis. On a monthly basis the Company calculates the amount of service fees due and remits to the radiology practices an amount equal to the difference between the net revenues of the radiology practice and the service fees calculated by the Company.

     Pursuant to the service agreements, the Company, among other things: (i) acts as the exclusive manager and administrator of non-physician services relating to the operation of the radiology practice, subject to matters reserved to the radiology practice or referred to the Joint Planning Board; (ii) aids in the billing of hospitals, insurance companies and other third-party payors and collects on behalf of the radiology practice the fees for professional medical and other services rendered by the radiology practice; (iii) provides, as necessary, clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services and personnel, information management, preparation of certain tax returns and medical transcribing services; (iv) supervises and maintains custody of substantially all files and records; (v) provides facilities for the radiology practice; (vi) prepares, in consultation with the Joint Planning Board and the radiology practice, all annual operating and capital budgets; (vii) orders and purchases inventory and supplies as necessary; (viii) implements, in consultation with the Joint Planning Board and the radiology practice, national and local public relations or advertising programs; (ix) provides financial and business assistance in the negotiation, establishment, supervision and maintenance of contracts and relationships with managed care and other similar providers and payors; and (x) assists the radiology practice with obtaining medical malpractice insurance for its physicians and other medical professionals.

     Under the service agreements, each radiology practice remains responsible for (i) hiring and compensating its physicians and certain other medical professionals, (ii) the licensing, credentialing and certification necessary to conduct its practice, (iii) obtaining and maintaining medical malpractice insurance for the professional entity and its physician employees, (iv) providing professional radiological services and (v) complying with federal and state laws, regulations and other ethical standards applicable to the practice of radiology. Pursuant to the service agreements, the radiology practices maintain full control over the provision of professional radiological services. The Company does not engage in the practice of medicine or provide professional radiological services. In addition, the service agreements with the radiology practices also contain provisions whereby both the Company and each radiology practice have agreed to certain restrictions on accepting or pursuing radiology opportunities within a 10-mile radius of any of the Company's owned, operated or managed imaging centers at which the radiology practice provides professional radiology services or any hospital at which a radiology practice provides on-site professional radiology services. Each service agreement also restricts the applicable radiology practice from competing with the Company and other radiology practices within a specified geographic area during the term of such service agreement. In addition, the service agreements require the radiology practices to enter into and enforce agreements with the stockholders and full-time radiologists at each radiology practice (subject to certain exceptions) that include covenants not to compete with the Company for a period of two years after termination of employment.

     The service agreements are for an initial term of 40 years, with automatic extensions of five years unless notice of termination is given. The service agreements may be terminated by either party if (i) the other party (a) files a petition in bankruptcy or other similar events occur or (b) defaults in the performance of a material duty or obligation, which default continues for a specified period after notice or (ii) an opinion is rendered by a law firm of nationally-recognized expertise in health care law that a material term of the service agreement is in violation of applicable law (or a court or regulatory agency finds as such) and such violation cannot be cured.

     Each service agreement may also be terminated by the Company if the radiology practice or a physician employee engages in conduct, or is formally accused of conduct, for which the physician employee's license to practice medicine reasonably would be expected to be subject to revocation or suspension or is otherwise disciplined by any licensing, regulatory or professional entity or institution, the result of any of which (in the absence of termination of such physician or other action to monitor or cure such act or conduct) does or reasonably would be expected to materially adversely affect the radiology practice. In addition, the Company may terminate each service agreement with any radiology practice if, during the first five years of the service agreement, more than 33-1/3% of the total number of physicians employed or retained by such practice are no longer employed or retained by such practice other than because of certain events, including death, permanent disability, pre-qualified retirement or involuntary loss of hospital contracts or privileges.

     Upon termination of a service agreement with an radiology practice, depending upon the termination event, the Company may have the right to require such radiology practice to purchase and assume, or the radiology practice may have the right to require the Company to sell, assign and transfer to it, the assets and related liabilities and obligations associated with the professional and technical radiology services provided by the radiology practice immediately prior to such termination. The purchase price for such assets, liabilities and obligations will be the lesser of fair market value thereof or the return of the consideration received in the acquisition; provided, however, that the purchase price shall not be less than the net book value of the assets being purchased.

RADIOLOGY INDUSTRY

     In general, radiology includes diagnostic imaging, interventional radiology and radiation oncology. Imaging procedures use energy waves to penetrate human tissue and generate images of the body, which can be recorded on film or digitized for display on a video monitor. Diagnostic imaging procedures are used to diagnose diseases and physical injuries and are performed in hospitals, physicians' offices, outpatient centers and imaging centers. Interventional radiology procedures include the use of radiological methods to monitor and guide catheters, stents, drains and needles to open clogged vessels, relieve obstructed kidneys, perform biopsies of mass lesions, drain abscess collections and lower pressure in certain vessels. Generally, these interventional procedures are more time efficient, more cost-effective and less invasive than surgical alternatives and have historically been performed in a hospital setting to enable utilization of hospital support services.

     The principal diagnostic imaging modalities include the following, all of which are non-invasive:

          General Radiology: X-Ray and Fluoroscopy. X-rays utilize roentgen rays to penetrate the body and record images of organs and structures on film. Fluoroscopy utilizes ionizing radiation combined with a video viewing system for real time monitoring of organs. X-ray and fluoroscopy are the most frequently used imaging modalities.

          Computed Tomography. CT utilizes a computer to direct the movement of an x-ray tube to produce multiple cross sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. CT provides higher resolution images than conventional x-rays, but generally not as well defined as those produced by magnetic resonance.

          Magnetic Resonance Imaging. MRI utilizes a strong magnetic field in conjunction with low energy electromagnetic waves which are processed by a computer to produce high-resolution images of body tissue including the brain, spine, abdomen, heart and extremities. Unlike CT and conventional x-rays, MRI does not utilize ionizing radiation, which can cause tissue damage in high doses.

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

          Nuclear Medicine. Nuclear medicine utilizes short-lived radioactive isotopes which release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions.

          Positron Emission Tomography. PET utilizes a scanner to record signals emitted by compounds with signal-emitting tracers after such compounds are injected into a patient's body. A scanner records the signals as they travel through the body and collect in the various organs targeted for examination. A computer assembles the signals into actual images. PET has proven effective in the detection and tracking of cancer (including lung, colorectal, breast and prostate), heart disease and brain disorders, including Alzheimer's disease, Parkinson's disease and seizure disorders. PET can provide accurate information currently unobtainable through any other imaging means and can eliminate the need for multiple tests and diagnostic surgical procedures.

     In addition to diagnostic imaging procedures, certain of the radiologist practices that perform services for the Company also provide radiation oncology services to hospitals. Radiation oncology procedures use a variety of radiation sources to treat cancer and/or relieve pain caused by certain tumors and are performed in hospitals and free-standing outpatient centers.

Trends In Radiology

     Technological Advancements. The Company believes that advances in technology, including the development and continued enhancements of CT, MRI, ultrasound, nuclear medicine, PET and interventional radiology have contributed to the growth of the diagnostic imaging industry. These technological advances have resulted in increased professional and technical utilization and have produced diagnostic procedures that are safer, more accurate and less invasive than techniques previously utilized. While traditional x-rays continue to be the primary imaging modality based on the number of procedures performed, the use of advanced diagnostic imaging modalities such as MRI and CT has increased rapidly in recent years because these modalities allow physicians to diagnose a wide variety of diseases and injuries quickly and accurately without exploratory surgery or other surgical or invasive procedures, which are usually more expensive, involve greater risk to the patient and result in longer rehabilitation time. As a result, hospital days are shortened or eliminated and time lost from work is significantly reduced. In addition, diagnostic imaging is increasingly used as a screening tool for preventive care. The Company believes that future technological advances will enhance the ability of radiologists to diagnose and influence treatment, thereby lowering overall health care costs.

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

Historically, radiologists and other physicians generally provided medical services on a fee-for-service basis. As managed care entities and other payors have focused on providing care in a more cost-effective manner, they have demanded and received significant discounts from fee-for-service rates charged for radiological procedures. As a result, physicians have seen a decrease in per procedure reimbursements from managed care and governmental entities for such procedures. Certain third-party payors have focused on shifting more of the financial risk for the provision of cost-effective services to providers through capitation and other risk-sharing arrangements. Significant changes of this type will require the Company to become more actively involved in assisting its radiology practices in developing practice guidelines and appropriateness criteria and managing the utilization of radiological procedures.

     The Company believes that the shift in financial risk from payors to providers decreases the attractiveness of under-utilized imaging equipment within a general practitioner's office and will accelerate the centralization of resources to high-volume centers. According to an article published in the American Journal of Radiology in 1993, approximately 64% of all radiological procedures (primarily x-rays and ultrasound) performed in freestanding imaging centers and physicians' offices were performed by non-radiologist physicians including internists, family and general practitioners and orthopedists. The Company believes that the general diagnostic imaging services performed by non-radiologists may be directed to radiologists by managed care entities seeking to have services performed at the lowest overall cost. As a result, the Company believes that managed care entities, provided with utilization reports, will focus on reducing costs by shifting radiological procedures performed by non-radiologists to radiologists.

     Consolidation of Imaging Centers. Concurrent with the growth of managed care and strict controls on Medicare reimbursement for inpatient costs, diagnostic imaging services began to shift from hospital settings to imaging centers in the early 1980s. While many of these imaging centers were developed by physicians and hospitals, a subsequent change in federal law restricted the referral of patients by a physician to a facility in which the physician maintained an ownership interest. As a result, many physicians sold their interests in imaging centers to hospitals, radiologists and companies engaged exclusively in the ownership, operation and management of imaging centers. The Company believes that many of these entities have and will continue to consolidate the ownership of imaging centers.

     Referral Sources. Non-radiologists, including specialists and primary care physicians, direct the utilization of radiology services. Most industry marketing has been focused on developing relationships with these referring physicians. As more patients move to managed care plans, the Company believes physicians will have fewer referral options for diagnostic imaging procedures. In addition, the Company believes that certain managed care entities will increasingly demand that providers of radiology services share in the financial risks associated with providing services for the lives covered by the managed care entities. As the choices for radiology referrals decrease, the Company believes that quality of care, subspecialty expertise and patient and referring physician satisfaction will be important factors in determining referral patterns.

     Trends in Radiology Organizations. The trends toward managed care, cost containment and health care consolidation have combined to limit the number of positions available and the salaries paid to radiologists. In addition, small independent physician groups and individual practices are typically at a competitive disadvantage to larger associations or networks of physicians because they lack the capital necessary to (i) expand the geographic coverage of the practice and the imaging modalities offered, (ii) develop state-of-the-art information systems and (iii) purchase costly new imaging technologies, each of which can improve quality of care and reduce costs. Generally, they also lack the cost accounting and quality management systems necessary to allow physicians to price and monitor complex risk-sharing arrangements with third-party payors. Additionally, small to medium-sized groups and individual practices often do not have contractual ties with other providers nor do they have the ability to offer a broad range of subspecialty imaging services. Small practices often have higher operating costs (since overhead must be spread over a relatively small revenue base) and minimal vendor purchasing power. In order to remain competitive in the changing medical service environment, radiologists are beginning to affiliate with or create larger organizations by adding radiologists to their groups, creating or joining a network or an independent physician association or affiliating with a services provider such as the Company.

GOVERNMENT REGULATION AND SUPERVISION

General

     The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. The ability of the Company to operate profitably will depend in part upon the Company, the radiology practices and their affiliated physicians obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. The Company believes that health care regulations will continue to change and, therefore, intends to monitor developments in health care law and the Company expects to modify its operations from time to time as the business and regulatory environment changes. There can be no assurance that the Company will be able to modify its operations so as to address changes in the regulatory environment.

Licensing and Certification Laws

     Every state imposes licensing requirements on individual physicians and on facilities operated, or services performed, by physicians and others. In addition, federal and state laws regulate HMOs and other managed care organizations with which radiology practices or their affiliated physicians may have contracts. Many states require regulatory approval, including certificates of need and/or licensing, before establishing or expanding certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. In connection with the expansion of existing operations and the entry into new markets, the Company, the Radiology practices or their affiliated physicians may become subject to additional regulation.

Fee-Splitting; Corporate Practice of Medicine

     The laws of many states (including each of the states in which the existing radiology practices are located) prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although the Company intends to structure its proposed operating structures and methods as described herein so as to comply with existing applicable laws, the Company's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's planned operations and expansion. In addition, the regulatory framework of certain jurisdictions may limit the Company's expansion into such jurisdictions if the Company is unable to modify its operating structure to conform with such regulatory framework.

Medicare Physician Payment System

     The Company believes that regulatory trends in cost containment will continue to result in a reduction from historical levels in per-procedure revenue for medical practices. The federal government has implemented, through the Medicare program, a resource-based relative value scale ("RBRVS") payment methodology for physician services. The RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of the RBRVS has reduced payment rates for certain of the procedures historically provided by the existing Radiology practices. The Balanced Budget Act of 1997 ("BBA 97") provides for reductions in the rate of growth of payments for physician services, including services historically provided by the radiology practices, in the amount of $5.3 billion over a five-year period ending in 2002. In addition, BBA 97 provides for the implementation of a resource-based methodology for payment of physician practice expenses under the physician fee schedule over a four-year period beginning in 1999. Adoption of this methodology is expected to reduce payments for services historically provided by the radiology practices. There can be no assurance that any reduced operating margins could be offset by the Company through increased efficiencies, utilization of excess capacity, alteration of the mix of the radiology practices' services or other means of increasing the Company's revenues. Private third-party payors and Medicare and Medicaid have increased their use of managed care as a means of cost containment. Increasingly, private third-party payors negotiate discounts from established physician and hospital charges or require capitation or other risk sharing arrangements as a condition of patient referral to physician groups such as the radiology practices. BBA 97 also includes provisions designed to increase the enrollment of Medicare and Medicaid participants in managed care programs. The inability of the Company to negotiate satisfactory arrangements with managed care companies would have a material adverse effect on the Company's business, financial condition and results of operation.

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

         Medicare and Medicaid have increased their use of managed care as a means of cost containment. As with private third-party payors, Medicare and Medicaid managed care contractors negotiate discounts from established physician and hospital charges or require capitation or other risk sharing arrangements as a condition of patient referral to physician groups such as the radiology practices. BBA 97 includes provisions designed to increase the enrollment of Medicare and Medicaid participants in managed care programs. The inability of the Company to negotiate satisfactory arrangements with Medicare and Medicaid managed care contractors could have a material adverse effect on the Company's business, financial condition and results of operation.

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

     The Company believes that although it receives fees under the Service agreements for management and administrative services, it is not in a position to make or influence referrals of patients or services reimbursed under the Medicare, Medicaid or other governmental programs to radiology practices or their affiliated physicians, or to receive such referrals. Such service fees are intended by the Company to be consistent with fair market value in arms' length transactions for the nature and amount of management and administrative services rendered. For these reasons, the Company does not believe that service fees payable to it should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute.

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

     Stark II provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of such radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a "referral" by a "referring physician." Therefore, if such requirements were met, the Stark II self-referral prohibition would not apply to such services. The effect of Stark II on the radiology practices, therefore, will depend on the precise scope of services furnished by each such practice's radiologists and whether such services derive from consultations or are self-generated. Management of the Company believes that all of the services provided by the radiology practices derive from requests for consultation. The Proposed Regulations, however, significantly depart from the Medicare coverage definition of radiology to include not only the technical component but also the professional component of radiology services. HCFA has expressly requested comments from the public regarding this aspect of the Proposed Regulations. In light of the complexity of the issues relating to Stark II, and the uncertainty regarding the Proposed Regulations, it is unclear whether the existing relationships between the Company and the radiology practices and the relationships between the radiology practices and physicians who refer patients to them would be deemed to comply with Stark II after the final regulations are adopted.

     In addition, the Company believes that it has structured its acquisitions of the assets of existing practices and intends to structure its future acquisitions so as to not violate the anti-kickback and Stark II laws and regulations. Specifically, the Company believes the consideration paid by the Company to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms' length transactions and not intended to induce the referral of patients. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then the Company's acquisitions could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have a material adverse effect on the Company's business, financial condition and results of operations.

     Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern the Company's contemplated activities and the activities of the radiology practices. There can be no assurance that the Company's or such radiology practices' contemplated activities will not be investigated, that claims will not be made against the Company or the radiology practices or that these increased enforcement activities will not directly or indirectly have an adverse effect on the Company's business, financial condition and results of operations.

State Anti-kickback and Physician Self-referral Laws

     Many states have enacted similar laws and regulations prohibiting the payment or solicitation of remuneration in exchange for or to induce the referral of patients or the ordering of items or services, and regulating the ability of physicians to refer patients to entities in which they have an ownership interest or compensation arrangement. The Company believes that its operations and those of the radiology practices comply with all such applicable laws and regulations. There can be no assurance that the Company's or such radiology practices' contemplated activities will not be investigated by the relevant state authorities, that claims will not be made against the Company or the radiology practices or that such enforcement activities will not directly or indirectly have an adverse effect on the Company's business, financial condition and results of operations.

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

Health Insurance Portability and Accountability Act of 1996

     In an effort to combat health care fraud, Congress enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal health care fraud crimes, including actions affecting non-governmental payors. Under HIPAA, a "health care benefit program" includes any private plan or contract affecting interstate commerce under which any medical benefit, item or services is provided. A person or entity that knowingly and willfully obtains the money or property of any health care benefit program by means of false or fraudulent representations in connection with the delivery of health care services is subject to a fine and/or imprisonment. A finding of liability under HIPAA could have a material adverse effect on the Company's business, financial condition and results of operations.

Compliance Program

     With the assistance of the Company's special health care regulatory counsel, the Company intends to implement a program to monitor compliance with federal and state laws and regulations applicable to health care entities. The Company has appointed a compliance officer who is charged with implementing and supervising the Company's compliance program, which will involve the adoption of
(i) "Standards of Conduct" for its employees and affiliates and (ii) an "Ethics Process" that will specify how employees, affiliates and others may report regulatory or ethical concerns to the Company's compliance officer. The Company intends for its compliance program to follow guidance provided by the Office of Inspector General of the Department of Health and Human Services. An important part of the Company's compliance program will be conducting periodic audits of various aspects of its operations, including the radiology practices. The Company also intends to initiate a training program designed to familiarize its employees with the regulatory requirements and specific elements of the Company's compliance program.

Insurance Laws and Regulation

     Certain states have enacted statutes or adopted regulations affecting risk assumption in the health care industry, including statutes and regulations that subject any physician or physician network engaged in risk-based contracting to applicable insurance laws and regulations, which may include, among other things, laws and regulations providing for minimum capital requirements and other safety and soundness requirements. The Company believes that it is, and the radiology practices are, currently in compliance with such insurance laws and regulations. However, implementation of additional regulations or compliance requirements could result in substantial costs to the Company and the radiology practices. The inability to enter into capitated or other risk-sharing arrangements or the cost of complying with certain applicable laws that would permit expansion of the Company's risk-based contracting activities could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The Company's owned, operated or managed imaging centers and the radiology practices compete with local radiologists and technical imaging service providers, including for-profit and non-profit hospitals and health systems, in each of the markets served by the Company. The Company believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition among providers for medical services to consumers and that cost, accessibility, quality and scope of services provided are the principal factors that affect competition.

There can be no assurance that the Company's owned, operated or managed imaging centers or the radiology practices will be able to compete effectively in the markets that they serve, which inability to compete could adversely affect the Company.

     The Company believes that the current trends in the hospital industry have resulted in increased competition by radiology groups for hospital contracts. Each of the radiology practices provides radiology services to hospitals. These relationships can be affected through competition with other radiology groups, the outsourcing of the radiology and imaging functions within the hospital or closure of the hospital due to consolidation or financial instability. There can be no assurance that each of the radiology practices will maintain its current hospital relationships and be able to renew or extend its current arrangements under favorable terms or effectively compete for new relationships.

     The Company's primary competition for the acquisition and retention of the assets of, and the provision of management, technical and administrative services to, additional radiology practices, MSOs and imaging centers within its current market areas arises from local entrepreneurs. Nationally, the Company's competition for the acquisition of and servicing of such operations is fragmented with no dominant competitor. There are a number of publicly-traded and privately held companies focused primarily on owning or managing imaging centers. There are also publicly-traded and privately held companies that have established operating histories and, in some instances, greater resources than the Company that are pursuing the acquisition of general and specialty physician practices and the management of such practices. Some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to those of the Company. There can be no assurance that the Company will be able to compete effectively with such competitors for the acquisition of, or affiliation with, radiology practices, that additional competitors will not enter the market, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management, administrative, technical and non-medical services to, radiology practices on terms beneficial to the Company or that competitive pressures will not otherwise adversely affect the Company.

FACILITIES AND EMPLOYEES

     The Company's corporate headquarters are located at 3600 Chase Tower, 2200 Ross Avenue, Dallas, Texas 75201-2776, in approximately 26,000 square feet occupied under a lease which expires on August, 31, 2011. As of December 31, 1998, the Company had approximately 1,600 employees, approximately 40 of whom are employed at the Company's headquarters and regional offices and the remainder of which are employed at the Company's imaging centers and at the radiology practices. The Company believes that its relationship with its employees is good.

CORPORATE LIABILITY AND INSURANCE

     The related radiology practices maintain professional liability insurance coverage primarily on a claims made basis. Such insurance provides coverage for claims asserted when the policy is in effect regardless of when the events that caused the claim occurred. As a result of the acquisition of the related radiology practices, the Company in some cases succeeded to certain liabilities of the related radiology practices. Therefore, claims may be asserted against the Company for events which occurred prior to such acquisitions. The Company and the related radiology practices maintain insurance coverage similar to the coverage previously maintained by the related radiology practices. On September 1, 1997, a new law became effective in the state of Texas that permits injured patients to sue health insurance carriers, HMOs and other managed care entities for medical malpractice. There can be no assurance that this law will not increase the cost of liability insurance to the Company for services provided in Texas or any other states in which the Company does business if similar legislation is adopted in those states.

     The provision of medical services entails an inherent risk of professional malpractice and other similar claims. The Company's intent is to not influence or control the practice of medicine by physicians or have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. As a result of the relationship between the Company and the related radiology practices, however, the Company may become subject to medical malpractice actions under various theories, including successor liability. There can be no assurance that claims, suits or complaints relating to services provided by radiology practices will not be asserted against the Company in the future. The Company maintains insurance coverage that it believes will be adequate. The Company anticipates that such insurance will extend to professional liability claims that may be asserted against employees of the Company that work on site at radiology practice locations. In addition, pursuant to the service agreements, the radiology practices are required (and the Company intends to require any other future related radiology practices) to maintain comprehensive professional liability insurance. The availability and cost of such insurance is affected by various factors, many of which are beyond the control of the Company and the practices. The cost of such insurance to the Company and the radiology practices may have an adverse effect on the Company's operations. In addition, successful malpractice or other claims asserted against radiology practices or the Company that exceed applicable policy limits could have a material adverse effect on the Company.

     The shareholders of the related radiology practices have agreed to indemnify the Company for certain claims. There can be no assurance that the Company will be able to receive payments under any such indemnity agreements or that the failure to fully recover such amounts will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The related radiology practices are required by the terms of the service agreements to maintain medical malpractice liability insurance consistent with minimum limits mandated in their hospital contracts or by applicable state law. The minimum amounts to be maintained are $1 million per occurrence and $3 million in the aggregate. The Company maintains general liability and umbrella coverage of $5 million per occurrence and $5 million in the aggregate. Additionally, the Company maintains workers' compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state's specific requirements.

LEGAL PROCEEDINGS

     The Company is not currently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company other than routine litigation arising in the ordinary course of business, which litigation is expected to be covered by liability insurance and all of which is not expected to have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will not subsequently be named as a defendant in additional lawsuits.

     There can be no assurance that the Company will not be named as a defendant in lawsuits for matters arising out of events that occurred prior to the acquisition of the related radiology practices. Each practice has retained responsibility for, and/or agreed to indemnify the Company in full against, the liabilities associated with these lawsuits. In the event the Company is named as a party in any of these lawsuits, or a monetary judgment is entered against the Company and indemnification is unavailable for any reason, the Company's business, financial condition and results of operations could be materially adversely affected.

INCORPORATION

     The Company was incorporated in Delaware in 1996. Prior to the November 1997 initial public offering (the "IPO") of the Company's common stock, the Company had not conducted any significant operations. The radiology practices, the imaging centers the Company acquired from such practices and the imaging centers acquired in post-IPO transactions, however, were in operation prior to the IPO.

ITEM 2. PROPERTIES.

     The Company's corporate headquarters are located at 3600 Chase Tower, 2200 Ross Avenue, Dallas, Texas 75201, in approximately 26,000 square feet occupied under a lease, which expires on August 31, 2011.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not currently subject to any material litigation or, to the Company's knowledge, is any material litigation threatened against the Company other than routine litigation arising in the ordinary course of business, which litigation is expected to be covered by liability insurance and all of which is not expected to have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will not subsequently be named as a defendant in additional lawsuits.

     There can be no assurance that the Company will not be named as a defendant in lawsuits for matters arising out of events that occurred prior to the acquisition of the related radiology practices. Each practice has retained responsibility for, and /or agreed to indemnify the Company in full against, the liabilities associated with these lawsuits. In the event the Company is named as a party in any of these lawsuits, or a monetary judgment is entered against the Company and indemnification is unavailable for any reason, the Company's business, financial condition and results of operations could be materially adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information and Stock Price

     The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market, under the symbol "APPM", since November 20, 1997. The following table sets forth, for the period indicated below, the high and low bid prices per share of the Common Stock as reported by NASDAQ:

                                                            High        Low
                                                            ----        ---
       1997
           Fiscal Quarter Ended December 31, (from
           November 20, 1997)                              12 1/4      8 3/4
       1998
           Fiscal Quarter Ended March 31,                  11 7/8      9 1/2
           Fiscal Quarter Ended June 30,                   11 1/2      7
           Fiscal Quarter Ended September 30,               9 1/8      6
           Fiscal Quarter Ended December 31,                7 1/8      4 1/2

     As of the close of business on February 18, 1999, the last reported sales price per share of the Company's Common Stock was $7.00. There were 272 holders of record of the Company's Common Stock at the close of business on February 18, 1998. Such number does not include persons, whose shares are held by a bank, brokerage house or clearing company, but does include such banks, brokerage houses and clearing companies.

     No cash dividends have been paid on the Company's Common Stock since the organization of the Company and the Company does not anticipate paying dividends in the foreseeable future. The Company currently intends to retain earnings for future growth and expansion opportunities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

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

                                                 PERIOD FROM
                                                  INCEPTION
                                              (APRIL 30, 1996)
                                                      TO
                                                 DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                                     1996              1997              1998
                                              ----------------     ------------      ------------
SERVICE FEE REVENUE ........................     $         --      $      8,683      $    135,604

COSTS AND EXPENSES:
   Salaries and benefits ...................               --             2,922            42,227
   Practice supplies .......................               --             1,036             8,865
   Practice rent and lease expense .........               --               852            11,532
   Other practice expenses .................               --             1,557            25,311
   Corporate general and administrative ....            1,623             4,910             9,597
   Depreciation and amortization ...........                3               888            12,178
   Interest expense, net ...................               23               617             7,541
                                                 ------------      ------------      ------------
       Total costs and expenses ............            1,649            12,782           117,251
                                                 ------------      ------------      ------------
INCOME (LOSS) BEFORE TAXES, MINORITY
   INTERESTS IN CONSOLIDATED SUBSIDIARIES
   AND EQUITY IN EARNINGS OF INVESTMENTS ...           (1,649)           (4,099)           18,353
EQUITY IN EARNINGS OF INVESTMENTS ..........               --               220             4,339
MINORITY INTERESTS IN CONSOLIDATED
   SUBSIDIARIES ............................               --               (49)             (710)
                                                 ------------      ------------      ------------
INCOME (LOSS) BEFORE TAXES .................           (1,649)           (3,928)           21,982
INCOME TAX EXPENSE .........................               --                --             8,451
                                                 ------------      ------------      ------------
NET INCOME (LOSS) ..........................     $     (1,649)     $     (3,928)     $     13,531
                                                 ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE:
       Basic ...............................     $      (0.82)     $      (1.13)     $       0.72
       Diluted .............................     $      (0.82)     $      (1.13)     $       0.70

                                                                 As of December 31,
                                                          1996          1997          1998
                                                        --------      --------      --------
Balance Sheet Data:
   Working Capital ................................     $  2,029      $  3,376      $ 19,378
   Total Assets ...................................        2,578        62,766       156,639
   Long-term Debt and Capital Lease Obligations ...           --        55,865       120,211
   Convertible Notes ..............................        3,500            --            --
   Stockholders' Equity ...........................       (1,399)      (24,035)        7,046

Summary of Operations by Quarter

     The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. The Company believes that all of the necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                 1997 Quarter Ended                                 1998 Quarter Ended
                                   ----------------------------------------------      -------------------------------------------
                                                             (Amounts in thousands, except per share data)

                                   Mar. 31      June 30     Sept. 30      Dec. 31      Mar. 31     June 30    Sept. 30     Dec. 31
                                   -------      -------     --------      -------      -------     -------    --------     -------
Statement of Income Data:
  Service fee revenue              $    --      $    --      $    --      $ 8,683      $29,716     $33,556     $35,055     $37,277
  Income (loss) before
     income taxes                     (880)        (820)      (1,443)        (785)       5,122       5,470       5,489       5,901
  Net income (loss)                $  (880)     $  (820)     $(1,443)     $  (785)     $ 3,073     $ 3,391     $ 3,408     $ 3,659

  Net Income (Loss) Per Share:
     Basic                         $ (0.44)     $ (0.41)     $ (0.72)     $ (0.10)     $  0.17     $  0.18     $  0.18     $  0.19
     Diluted                       $ (0.44)     $ (0.41)     $ (0.72)     $ (0.10)     $  0.16     $  0.17     $  0.18     $  0.19
  Weighted Average Shares:
     Basic                           2,000        2,000        2,000        7,804       18,054      18,744      18,908      19,235
     Diluted                         2,000        2,000        2,000        7,804       18,841      19,449      19,356      19,679

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company develops, consolidates and manages radiology service networks. These networks consist primarily of free-standing diagnostic imaging centers and locations at which the Company provides radiology services that have been outsourced by hospitals. The Company derives the majority of its service fee revenue from providing the technical component of radiology services performed at the Company's free-standing imaging facilities and pursuant to the Company's outsourced hospital relationships. In addition, the Company also derives service fee revenue from providing management services to radiology practices pursuant to long-term service agreements. For the year ended December 31, 1998, the Company derived 74% of its service fee revenue from the ownership, management and operation of its radiology and imaging center network and 26% of its service fee revenue from the management services provided to radiology practices. As of December 31, 1998, APPM (i) owned operated and managed 61 imaging centers; (ii) operated, managed or owned an interest in 16 additional imaging centers; and
(iii) provided management services to ten radiology practices consisting of 254 physicians. The Company's radiology and imaging center networks are concentrated in California, Florida, Kansas, Maryland, New York, Texas, Virginia and Washington, D.C.

     In accordance with Staff Accounting Bulletin ("SAB") No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders," published by the Securities and Exchange Commission, the acquisition of the assets and assumption of certain liabilities for all of the initial radiology practices pursuant to the Reorganizations (as defined) was accounted for by the Company at the transferors' historical cost basis with shares of the registrant's Common Stock issued in those transactions valued at the historical cost of the nonmonetary assets acquired, net of liabilities assumed.

RESULTS OF OPERATIONS

     APPM was incorporated on April 30, 1996, but conducted no significant operations until the initial public offering (the "IPO") and closing of the acquisitions of the initial radiology practices (the "Reorganizations") in November 1997.

Service Fee Revenue

     Service fee revenue increased to $135,604,000 in 1998 from $8,683,000 in 1997. Prior to November 26, 1997, the Company had no significant operations and, therefore, no service fee revenue was generated during the period ended December 31, 1996.

Salaries and Benefits

     Salaries and benefits increased to $42,227,000 in 1998 from $2,922,000 in 1997. As a percentage of service fee revenue, these costs were 31.1% and 33.7% in 1998 and 1997, respectively. The Company did not incur any salary and benefit costs for practice-based employees in 1996. The amounts paid to corporate employees during 1996 were recorded as corporate general and administrative expenses.

Practice Supplies

     Practice supplies increased to $8,865,000 in 1998 from $1,036,000 in 1997. As a percentage of service fee revenue, these costs were 6.5% and 11.9% in 1998 and 1997, respectively. The decrease as a percentage of service fee revenue is largely due to the Company's ability to negotiate and obtain favorably priced radiology supplies.

Practice Rent and Lease Expense

     Practice rent and lease expense increased to $11,532,000 in 1998 from $852,000 in 1997. As a percentage of service fee revenue, these costs were 8.5% and 9.8% in 1998 and 1997, respectively.

Other Practice Expenses

     Other practice expenses increased to $25,311,000 in 1998 from $1,557,000 in 1997. As a percentage of service fee revenue, these costs were 18.7% and 17.9% in 1998 and 1997, respectively. Other practice expenses in 1998 include repairs and maintenance, service contracts, utilities and communication costs.

Corporate General and Administrative

     Corporate general and administrative increased 95.5% to $9,597,000 in 1998 from $4,910,000 in 1997. Corporate general and administrative in 1997 increased 202.5% from $1,623,000 in 1996. As a percentage of service fee revenue, these costs were 7.1% and 56.5% in 1998 and 1997, respectively. The decrease as a percentage of service fee revenue is a result of the Company building infrastructure throughout 1996 and 1997.

Depreciation and Amortization

     Depreciation and amortization expense increased to $12,178,000 in 1998 from $888,000 in 1997. Depreciation and amortization increased $885,000 from $3,000 in 1996. As a percentage of service fee revenue, these costs were 9.0% and 10.2% in 1998 and 1997, respectively. Prior to the IPO, the Company did not have any material depreciable assets.

Interest Expense, net

     Interest expense, net increased to $7,541,000 in 1998 from $617,000 in 1997. As a percentage of service fee revenue, these costs were 5.6% and 7.1% in 1998 and 1997, respectively.

Income Taxes

     The Company's effective tax rate for 1998 was 38.4%. The Company did not recognize any income tax benefit for the operating losses incurred during 1997 and 1996. The Company plans to reflect the income tax benefit for those years as a reduction in its effective tax rate in future years.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had $19,378,000 in working capital, an increase of $16,002,000 from December 31, 1997. The Company's principal sources of liquidity consist of (i) cash and cash equivalents aggregating $6,485,000,
(ii) net accounts receivable of $36,789,000, and (iii) approximately $14,800,000 in borrowing capacity under the Company's bank credit facility (the "Credit Facility").

     For the year ended December 31, 1998, $9,950,000 was provided by operations. Cash of $63,501,000 was used in investing activities in 1998, $52,866,000 of which was related to certain acquisitions, $12,651,000 related to the purchase of property and equipment and $2,016,000 net was received from joint ventures. Cash of $55,464,000 was provided by financing activities in 1998, substantially all of which was provided under the Credit Facility. For the year ended December 31, 1997, $5,333,000 was used in operations. Cash of $420,000 was used in investing activities, primarily for the purchase of property and equipment. Cash of $7,834,000 was provided by financing activities, primarily through borrowings under the Company's Credit Facility. For the year ended December 31, 1996, $1,199,000 was used in operations. Cash of $3,750,000 was provided by financing activities, primarily as a result of the issuance of $3,500,000 of convertible notes payable.

     On November 26, 1997, the Company entered into the Credit Facility. The Credit Facility was amended May 19, 1998. The loan agreement provides for revolving loans of up to $160,000,000 to be used by the Company for acquisitions and general working capital needs. The Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000. The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $160,000,000 or 3.0 times the consolidated EBITDA of the Company, giving pro forma effect to acquisitions made with such borrowings. At December 31, 1998, the Company's debt could not exceed $135,000,000 under the Credit Facility. The Company had outstanding borrowings of $112,500,000 under the Credit Facility and an additional $7,700,000 outstanding under other credit arrangements. At the Company's option, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 1.5% to 2.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 0.5% to 1.5%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements, which the Company is, or becomes a party to, and a pledge of the stock of the Company's subsidiaries.

     The Company anticipates sourcing other debt or equity financing to facilitate its growth strategy in 1999. In the event the Company is unsuccessful in obtaining additional financing, the Company anticipates that funds generated from operations, cash and cash equivalents, and funds available under the Credit Facility will be sufficient to meet the Company's working capital requirements and debt obligations and to finance any necessary capital expenditures through the end of 1999.

YEAR 2000 ISSUE

Impact of Year 2000

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

State of Readiness

     The Company started to formulate a plan to address the Year 2000 Issue in the third quarter of 1998. To date, the Company's primary focus has been on its own internal information technology systems, including all types of systems in use by the Company in its operations, finance and human resources departments, and to deal with the most critical systems first. The Company is in the process of developing a Year 2000 Plan to address all of its Year 2000 Issues. The Year 2000 Plan being developed will involve generally the following phases: awareness, assessment, renovation, testing and implementation. Although the Company's assessment of the Year 2000 Issue is incomplete, the Company has completed an assessment of approximately 75% of its internal information technology systems. The Company estimates that it will complete the assessment of its remaining internal information technology systems by April 30,1999 and will establish a timetable for the renovation phase of the remaining technology systems. The Company has already completed the renovation of approximately 60% of its information technology systems, including modifying and upgrading software and developing and purchasing new software, and continues to renovate the portions of such systems for which assessment is complete. The Company has not begun or established a timetable for the testing and implementation phases. The Company's goal is to complete such phases by September 30, 1999, although complications arising from unanticipated acquisitions might cause some delay.

     The Company has recently begun to assess the potential for Year 2000 problems with the information systems of its customers, payors and vendors. The Company prepared and sent questionnaires to its customers, vendors and other third parties with which the Company has a material relationship. The Company expects to complete the assessment with respect to such parties by April 30, 1999. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties. The Company has received preliminary information concerning the Year 2000 readiness of many of its customers, vendors and other third parties with which the Company has a material relationship and expects to engage in discussions with the remaining parties through April 30, 1999 in an attempt to determine the extent to which the Company is vulnerable to those parties' possible failure to become Year 2000 compliant. Most of the Company's diagnostic imaging equipment used to provide imaging services have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 issues. The Company is assessing the impact on its diagnostic imaging equipment by contacting the vendors of such equipment. The vendors with respect to the majority of the MRI and CT equipment used by the Company have informed the Company that (i) certain identified MRI and CT equipment is Year 2000 compliant, (ii) it has developed software for functional work arounds to ensure Year 2000 compliance with respect to the balance of its noncompliant MRI and CT equipment and (iii) remediation will be made during future regular maintenance visits. The Company has contacted all ultrasound equipment vendors with a list of systems now in use and requested their assessment of the impact on the equipment and that they provided to the Company and the nature and timetable of the remediation that such vendors may propose. The Company expects to complete its assessment by April 30, 1999 and that renovation will be completed by September 30, 1999. The Company is in the process of contacting the other vendors of its diagnostic imaging equipment. The Company expects that its equipment vendors will propose timely remediation and will bear the cost of modifying or otherwise renovating the Company's diagnostic imaging equipment. The Company has recently begun an assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities, dictation systems, security systems and HVACS, and expects to complete the assessment by April 30,1999.

Costs to Address Year 2000 Issue

     The Company estimates, on a preliminary basis, that the cost of assessment, renovation, testing and implementation of its internal systems will range from approximately $500,000 to $1,500,000. The major components of these costs are: consultants, additional personnel costs, programming, new software and hardware, software upgrades and travel expenses. The Company expects that such costs will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation, and may be adjusted upon receipt of more information from the Company's vendors, customers and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs. The effects of the aforementioned costs have had no material impact on the Company's progress as it relates to other information system projects and implementation.

Risks to the Company

     The Company's Year 2000 Issue involves significant risks. There can be no assurance that the Company will succeed in implementing the Year 2000 Plan it is developing. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties. If the Company's renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems, including delays, may be incurred in billing the Company's major customers (Medicare, HMOs or private insurance carriers) for services performed. If its major customers' systems do not become Year 2000 compliant on a timely basis, the Company will have problems and incur delays in receiving and processing correct reimbursements. If the computer systems of third parties (including hospitals) with which the Company's systems exchange data do not become Year 2000 compliant both on a timely basis and in a manner compatible with continued data exchange with the Company's information technology systems, significant problems may be incurred in billing and reimbursement. If the systems on the diagnostic imaging equipment utilized by the Company are not Year 2000 compliant, the Company may not be able to provide imaging services to patients. If the Company's vendors or suppliers of the Company's necessary power, telecommunications, transportation and financial services fail to provide the Company with equipment and services, the Company will be unable to provide services to its customers. If any of these uncertainties were to occur, the Company's business, financial condition and results of operations would be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

Contingency Plan

     The Company has not yet established a contingency plan to address unavoided or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties, but expects to create such a plan by June 30, 1999.

FORWARD-LOOKING STATEMENTS

     This report contains or may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements may include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; the Company's capital budget and future capital requirements, and the Company meeting its future capital needs; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

RISK FACTORS

     In addition to the other information included and incorporated by reference in this Form 10-K, stockholders and prospective investors should consider carefully the factors listed below in evaluating an investment in the Company's common stock. This Form 10-K contains certain forward-looking statements that include risks and uncertainties, and address, among other things, acquisition and expansion strategy, use of proceeds, projected capital expenditures, liquidity, possible third-party payor arrangements, cost reduction strategies, possible effects of changes in government regulation and managed care and availability of insurance. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, those discussed in the risk factors set forth below and matters set forth elsewhere in this Form 10-K.

     For the ease and convenience of prospective investors, the Company has organized this discussion of risks into two categories: first, risks that relate particularly to the Company; and second, risks that relate particularly to the radiology services industry.

RISKS RELATING TO THE COMPANY

Reliance on Referrals

     The Company's radiology services networks depend on referrals from third parties. A substantial portion of these referrals are made by physicians who have no contractual obligation to refer patients to the Company's networks. The Company generates revenue from fees charged for technical services provided at its owned, operated or managed imaging centers and from service fees that it receives from the radiology practices. Neither the Company nor any of its radiology practices is dependent on any single referral source for a material portion of its revenue. However, if a sufficiently large number of physicians elected at any time to discontinue referring patients to the Company's networks, the Company's business, financial condition and results of operations would be materially adversely affected.

     Further, in an effort to control costs, non-governmental health care payors have implemented cost containment programs that could limit the ability of physicians to refer patients to the Company's owned, operated or managed imaging centers. For example, persons enrolled in prepaid health care plans, such as health maintenance organizations ("HMOs"), often are not free to choose where they obtain diagnostic imaging, interventional radiology or radiation oncology services. Rather, the health plan provides these services directly or contracts with providers and requires its enrollees to obtain such services only from such providers. Some insurance companies and self-insured employers also limit such services to contracted providers. Such "closed panel" systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside of the plan's designated panel of providers. Although the Company intends to seek managed care contracts for its radiology services networks, there can be no assurance that the Company will be able to compete successfully for managed care contracts against larger companies with greater resources.

Limited Operating History; Reliance on Key Personnel

     Prior to November 26, 1997, the Company conducted no significant operations and had no revenue while incurring corporate overhead expenses associated with building its management infrastructure. The Company's financial statements for the fiscal year ended December 31, 1997, cover a period of only 35 days of operating the Company's radiology services business. Although the Company now has audited financial statements for the full 12-month period ended December 31, 1998, the Company's limited operating history prior to 1998 may limit the Company's ability to prepare accurate projections for future periods, including projections of revenues and expenses. This brief operating history also may limit the Company's ability to anticipate the effect that changing economic conditions or other market conditions will have on the Company's operations and finances. The Company's limited operating history also may increase the Company's reliance on its senior executive management, some of whom have extensive experience in managing health care services companies or in developing the Company's current financial and operational strategies. Because of the difficulty in finding adequate replacements for such personnel, the loss of the services of any such personnel or the Company's inability in the future to attract and retain management and other key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain key man insurance for any of its executive officers. See "Management - Employment Agreements; Covenants-Not-to-Compete" and "Certain Transactions."

Potential Need for Additional Capital

     The Company utilizes capital to purchase new imaging equipment and to upgrade and replace existing equipment. During 1998, the Company expended approximately $12.7 million to purchase, upgrade and replace imaging equipment. The Company also utilizes capital to expand within its existing markets and to enter new markets. During 1998, the Company expended approximately $52.9 million to make acquisitions and to enter into outsourcing relationships. The Company's capital sources have consisted primarily of income from operations and borrowings under the Company's credit facility. The Company's ability to accomplish its goals and to execute its business strategy depend on the Company's continued ability to access capital on appropriate terms. The Company's growth could be limited and its existing operations impaired unless it is able to obtain additional capital through subsequent debt or equity financings. There can be no assurance that borrowing capacity under the credit facility will be available to the Company when needed or that the Company will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to the Company. As a result, there can be no assurance that the Company will be able to implement its business strategy successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Dependence on Radiologists; Risk of Termination of Service Agreements

     The Company's radiology services include a professional component that must be provided by radiologists who are not directly employed or engaged by the Company. The Company does not control the radiologists who perform professional services for the Company. These radiologists, instead, are employed by related radiology practices that have affiliated with the Company through service agreements. The service agreements have terms of 40 years, but may be terminated by either party under certain conditions. There can be no assurance that the service agreements will not be terminated. Because the Company generates a portion of its service fee revenue through the service fees it receives pursuant to the service agreements, the termination of any of the radiology practices' service agreements could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Service Agreements."

     Each radiology practice entered into employment agreements with the key radiologists associated with each such practice. The employment agreements generally are for a term of five years. Although the Company, in conjunction with the radiology practices, will endeavor to maintain and renew such contracts, in the event a significant number of such radiologists terminate their relationships with the Company, the Company's business could be adversely affected. Further, if a significant number of radiologists or other medical service providers become unable or unwilling to continue in their roles, the Company's business could be adversely affected. Neither the Company nor the radiology practices maintains insurance on the lives of any affiliated physician for the benefit of the Company. See "Business - Affiliation Structure."

Uncertainty Regarding the Enforceability of Noncompetition Provisions

     Each of the radiology practices entered into agreements with the stockholders and full-time radiologists at each radiology practice (subject to certain exceptions) that include covenants not to compete with the Company for a period of two years after termination of employment. See "Business - Service Agreements." In most states, a covenant not to compete will be enforced only to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement, does not unreasonably restrain the party against whom enforcement is sought and is not contrary to public interest. This determination is made based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict with certainty whether a court will enforce such a covenant in a given situation. The Company also cannot predict with certainty whether the Company's interest under the service agreements will be viewed as the type of protectable business interest that would support enforcement of the covenants not to compete. The inability of the Company to enforce radiologists' anti-competition covenants could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Acquisitions and Expansion Strategy

     The Company intends to expand through acquisitions within its existing markets, as well as through joint venture and outsourcing relationships. The Company also may expand into new geographic markets by acquiring imaging centers, entering into joint venture or outsourcing relationships and affiliating with high-quality, profitable radiology practices. There can be no assurance that the Company will be able to expand either within its existing markets or in new markets. In addition, there can be no assurance that any such expansion will be beneficial to the successful implementation of the Company's overall strategy or that such expansion will ultimately produce returns that justify the investment by the Company.

     The Company's ability to expand is dependent upon factors such as its ability to (i) identify attractive and willing candidates for acquisition, (ii) adapt or amend the Company's structure to comply with present or future federal and state legal requirements affecting the Company's arrangements with physician practice groups, including state prohibitions on fee-splitting, corporate practice of medicine and referrals to facilities in which physicians have a financial interest, (iii) obtain regulatory approvals and certificates of need, where necessary, and comply with licensing and certification requirements applicable to the Company, the radiology practices and the physicians associated with the radiology practices, including their respective facilities, and (iv) expand the Company's infrastructure and management to accommodate expansion. Acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention and resources, failure to retain key acquired personnel, amortization or write-off of acquired intangible assets and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company intends to expand both in areas where the radiology practices currently operate as well as in new markets. Although the Company will continue to structure its operations in an effort to comply with applicable antitrust laws, there can be no assurance that federal or state governmental authorities would not view the Company as being dominant in a particular market and, therefore, cause the Company to divest itself of any particular relationship or related asset. In addition, these laws could prevent acquisitions of practices that would be integrated into existing radiology practices if such acquisitions substantially lessen competition or tend to create a monopoly.

Year 2000 Compliance

     The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, computer programs, computers and embedded microprocessors controlling equipment with date-sensitive systems may recognize Year 2000 as 1900 or not at all. This inability to recognize or properly treat Year 2000 may result in computer system failures or miscalculations of critical financial and operational information as well as failures of equipment controlling date-sensitive microprocessors. In addition, there are two other related issues, which could also lead to miscalculations or failures: (i) some older systems' programming assigns special meaning to certain dates, such as 9/9/99 and (ii) the Year 2000 is a leap year. The Company is at risk for both its own Year 2000 compliance and for the Year 2000 compliance of those with whom it does business, particularly third-party payors. The Company has determined that a majority of its own software and hardware information technology systems and those of its radiology practices are Year 2000 compliant and that the remainder of such software and equipment will be Year 2000 compliant before the end of 1999. The Company is working with vendors and suppliers to assess the Company's exposure with regard to embedded technology in non-information technology systems. The Company anticipates that the total amount it will expend on Year 2000 issues is between $500,000 and $1,500,000.

     Management believes that the most significant risk to the Company of Year 2000 issues is the effect such issues may have on third-party payors, such as Medicare. With respect to Medicare payments, neither the Health Care Financing Administration nor its fiscal intermediaries have any contingency plan in place. However, the Health Care Financing Administration has mandated that its fiscal intermediaries submit a draft of their contingency plans to it and that they be prepared to ensure that no interruption of Medicare payments results from Year 2000 related failures of their systems. There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operations and financial condition.

Potential Liability and Insurance; Legal Proceedings

     The provision of medical services entails an inherent risk of professional malpractice and other similar claims. Although the Company intends to structure its relationships with the radiology practices under the service agreements in a manner that will not constitute the practice of medicine, there can be no assurance that claims, suits or complaints relating to services and products provided by radiology practices will not be asserted against the Company in the future. Additionally, the Company owns, operates and manages radiology facilities, which exposes the Company to professional liability claims. The Company maintains insurance policies with coverages that it believes are appropriate in light of the risks attendant to its business. In addition, pursuant to the service agreements, the radiology practices are required to maintain professional liability insurance. Nevertheless, there can be no assurance that successful malpractice or other claims will not be asserted against the radiology practices or the

Company that exceed the scope of coverage or applicable policy limits or that could otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

     The availability and cost of professional liability insurance has been affected by various factors, many of which are beyond the control of the Company and the radiology practices. There can be no assurance that adequate liability insurance will be available to the Company and the radiology practices in the future at acceptable costs or that the future cost of such insurance to the Company and the radiology practices will not have a material adverse effect on the Company's business, financial condition and results of operations.

     In connection with the acquisitions of the certain radiology practices, the Company assumed and succeeded to substantially all of the obligations of such radiology practices. Further, in connection with the acquisition of the assets of other radiology practices in the future, the Company may succeed to some or all of the liabilities of such radiology practices. Therefore, claims may be asserted against the Company for events that occurred prior to the acquisition of the assets of radiology practices. In connection with the Company's acquisitions, the shareholders of each such radiology practice have agreed to indemnify the Company for certain claims. There can be no assurance that the Company will be able to receive payment under any such indemnity agreements or that the failure to fully recover such amounts will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The physicians employed by the radiology practices are from time to time subject to malpractice claims. Such malpractice claims, if successful, could result in damages which may exceed applicable insurance coverage for such malpractice claims. While each related radiology practice and the Company maintains insurance consistent with industry practice, there can be no assurance that the amount of insurance currently maintained by them will satisfy all claims made against them or that a radiology practice or the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Further, there are certain claims against the related radiology practices that are not covered by insurance. The Company cannot predict the effect that any such claims, regardless of their outcome, might have on its business or reputation.

     The Company is not currently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company other than routine litigation arising in the ordinary course of business, which litigation is expected to be covered by liability insurance and all of which is not expected to have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will not subsequently be named as a defendant in additional lawsuits.

Competition

     The Company is under competitive pressure to acquire and retain the assets of, and to provide management and administrative services to, additional radiology services providers, radiology practices, MSOs and imaging centers. There are a number of publicly-traded companies focused on owning or managing imaging centers. The Company is aware of at least two privately-held physician practice management companies focused on professional and technical radiology services. Several companies, both publicly and privately held, that have established operating histories and, in some instances, greater resources than the Company are pursuing the acquisition of general and specialty physician practices. Additionally, some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to those of the Company. There can be no assurance that the Company will be able to compete effectively for the acquisition of, or affiliation with, radiology practices, that additional competitors will not enter the market, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management and administrative services to, radiology practices on terms beneficial to the Company, or that competitive pressures will not otherwise adversely affect the Company. See "Business - Competition."

     The radiology practices and the Company's owned, operated or managed imaging centers compete with numerous local radiology and imaging service providers. The Company believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition among providers for the provision of medical services to consumers. There can be no assurance that the radiology practices and the Company's owned, operated or managed imaging centers will be able to compete effectively in the markets they serve, which inability to compete could materially and adversely affect the Company's business, financial condition and results of operations.

     Further, the radiology practices will compete with other providers for managed care contracts. The Company believes that trends toward managed care have resulted, and will continue to result, in increased competition for such contracts. Other radiology practices and MSOs may have more experience than the radiology practices and the Company in obtaining such contracts. There can be no assurance that the radiology practices and the Company will be able to obtain future business from managed care entities which will allow the Company to compete effectively in the markets they serve, which inability to compete could materially and adversely affect the Company's business, financial condition and results of operations.

Anti-Takeover Considerations

     Certain provisions of the Company's Restated Certificate of Incorporation, the Company's Amended and Restated Bylaws and Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of the Company and, consequently, limit the price that investors might be willing to pay in the future for shares of the Common Stock. These provisions include the inability to remove directors except for cause and the Company's ability to issue, without further stockholder approval, shares of preferred stock with rights and privileges senior to the Common Stock. The Company also is subject to
Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder. See "Description of Capital Stock."

     The Company has entered into employment agreements with four of its executive officers which contain provisions that require the Company to pay certain amounts to such employees upon their termination following certain events, including a change of control of the Company. Such agreements may delay or prevent a change of control of the Company.

Terminations of Lock-ups

     In connection with the transactions pursuant to which the Company acquired the assets of the original related practices, the practices (or their stockholders) received shares of Company Common Stock. Shares also were issued to radiologist practices (or their stockholders) that consummated acquisition transactions with the Company after the November 1997 initial public offering. The holders of these shares were prohibited from transferring the shares until a specified period of time elapsed after the transaction in which the shares were issued. In November 1998, 3,161,612 shares were released from these transfer restrictions and 254,754 shares were released in January 1999. Restrictions will expire during the remainder of 1999 as follows: April, 108,416 shares; May,

3,161,612 shares; July, 254,754 shares; September, 89,844 shares; October, 108,416 shares; and November, 6,323,223 shares, for a total of 10,046,265 during 1999. During 2000, an additional 1,021,004 shares will be released from transfer restrictions. There can be no assurance that holders of these shares will continue to hold their shares. Moreover, the Company cannot predict the effect that trades of substantial amounts of shares would have on the Company's stock price from time to time or the effect that an increase in the number of shares available to the public would have on the Company's stock price from time to time.

RISKS RELATING TO THE COMPANY'S INDUSTRY

State and Federal Fraud and Abuse, Anti-Kickback and Anti-Referral Laws

     Various federal and state laws regulate the relationships between providers of health care services, physicians and other clinicians. See "Business - Government Regulation and Supervision." These laws include the fraud and abuse provisions of the Social Security Act, which include the federal "anti-kickback" and Stark or anti-referral laws. The "anti-kickback" laws prohibit the offering, payment, solicitation or receipt of any direct or indirect remuneration for the referral of Medicare, Medicaid or other governmental program patients or for the recommendation, leasing, arranging, purchasing, ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of the "anti-kickback" laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in Medicare, Medicaid and other governmental programs. The Balanced Budget Act of 1997 ("BBA 97") contains certain reform provisions relating to Medicare, Medicaid and other governmental programs, that are intended to assist the government in its efforts to enforce the "anti-kickback" laws, including additional resources for enforcement, adding a civil money penalty and broadening the scope of circumstances under which mandatory or permissive exclusion from the programs may apply. Such exclusion and penalties, if applied to the Company's owned, operated or managed imaging centers, the radiology practices or physicians affiliated with the radiology practices, could result in significant loss of reimbursement to the affected individuals and entities. A determination of liability under any such laws could have a material adverse effect on the Company's business, financial condition and results of operations.

     Certain provisions contained in the Omnibus Budget Reconciliation Act of 1989 ("Stark I") and the Omnibus Budget Reconciliation Act of 1993 ("Stark II"), and subsequent amendments, prohibit physician referrals for certain "designated health services," including radiology services to entities with which a physician or an immediate family member has a financial relationship (collectively, the "Stark Law"). The Stark Law also prohibits entities from presenting or causing to be presented a claim or bill to any individual, third-party payor, or other entity for designated health services furnished under a prohibited referral. A violation of the Stark Law by the Company, a radiology practice or physicians affiliated with the radiology practices, may result in significant civil penalties, which may include exclusion or suspension of the physician or entity from future participation in the Medicare and Medicaid programs and substantial fines. A determination of violation under such law by any of these persons or entities could have a material adverse effect on the Company's business, financial condition and results of operations.

     Several states have adopted laws similar to the federal "anti-kickback" and Stark Law that cover patients in private programs as well as government programs. All of the states in which the radiology practices are located have adopted a form of "anti-kickback" law and almost all of those states have also adopted a form of anti-referral law. These laws and the interpretations thereof vary from state to state and are enforced by the courts and regulatory authorities, each with broad discretion.

A determination of liability under any such laws could have a material adverse effect on the Company's business, financial condition and results of operations.

Corporate Practice of Medicine; Fee Splitting

     The laws of many states, including each of the states in which the radiology practices are located, also prohibit business corporations, such as the Company, from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as fee-splitting, with physicians. These laws and their interpretations vary from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. The Company's strategy is to acquire certain assets and assume certain liabilities of, and to enter into service agreements with radiology practices. Pursuant to the service agreements, the Company will provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee. The Company intends to structure its relationships with the radiology practices (including the purchase of assets and the provision of services under the service agreements) to keep the Company from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians. There can be no assurance that regulatory authorities or other parties will not assert that the Company is engaged in the corporate practice of medicine in such states or that the payment of service fees to the Company by the radiology practices pursuant to the service agreements constitutes fee-splitting or the corporate practice of medicine. If such a claim was successfully asserted, the Company could be subject to civil and criminal penalties and could be required to restructure or terminate its contractual arrangements. Such results or the inability of the Company to successfully restructure its relationships to comply with such statutes could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Service Agreements."

Licensing and Certification Laws

     The ownership, construction, operation, expansion and acquisition of imaging centers are subject to various federal and state laws, regulations and approvals concerning the licensing of facilities, personnel, certificates of need and other required certificates for certain types of health care facilities and major medical equipment. Although the laws of five of the states in which the radiology practices are located do not subject imaging centers to certificate of need or separate licensing requirements as stand-alone imaging centers, the laws of other states in which the Company operates limit to some extent the Company's ability to acquire new imaging equipment or expand or replace its equipment at imaging centers in other states. No assurances can be given that the required regulatory approvals for any future acquisitions, expansions or replacements will be granted to the Company, and the failure to obtain such approvals could materially and adversely affect the Company's business, financial condition and results of operations. See "Business - Government Regulation and Supervision."

Compliance

     Although the Company intends to structure and conduct its proposed operation so as to comply with applicable federal and state laws, neither the Company's current or anticipated business operations nor the operations of the radiology practices have been the subject of judicial or regulatory interpretation. There can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's operations. In addition, the regulatory framework of certain jurisdictions may limit the Company's expansion into or ability to continue operations within such jurisdictions, unless the Company is able to modify its operational structure to conform with such regulatory framework. Any limitation on the Company's ability to expand could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Insurance Laws and Regulations

     Certain states have enacted statutes or adopted regulations affecting risk assumption in the health care industry, including statutes and regulations that subject any physician or physician network engaged in risk-based contracting to applicable insurance laws and regulations, which may include, among other things, laws and regulations providing for minimum capital requirements and other safety and soundness requirements. Failure to comply with these statutes and regulations could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, implementation of additional regulations or compliance requirements could result in substantial costs to the Company and the radiology practices. The inability to enter into capitated or other risk-sharing arrangements or the cost of complying with certain applicable laws that would permit expansion of the Company's risk-based contracting activities could have a material adverse effect on the Company's business, financial condition and results of operations.

Reimbursement Trends and Cost Containment

     The Company's revenue will be derived from service fees paid to the Company by the radiology practices pursuant to the service agreements and through its ownership, operation and management of imaging centers. Substantially all of the revenue of the radiology practices and such imaging centers is currently derived from government sponsored health care programs (principally, Medicare and Medicaid) and private third-party payors. During the year ended December 31, 1998, approximately 28% of the service fee revenue was derived from government approved health care programs and approximately 72% was derived from private third-party payors. The health care industry is experiencing a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. The Company believes that these trends will continue to result in a reduction from historical levels in per-patient revenue for its radiology practices and imaging centers and that the results of operations of the radiology practices are likely to continue to be affected by lower reimbursement levels. Further reductions in payments or other changes in reimbursement for health care services could have a material adverse effect on the Company's business, financial condition and results of operations unless the Company is otherwise able to offset such payment reductions.

     Rates paid by private third-party payors are based on established physician and hospital charges and are generally higher than Medicare reimbursement rates. Any decrease in the relative number of patients covered by private insurance could have a material adverse effect on the Company's business, financial condition and results of operations.

     The federal government has implemented, through the Medicare program, a resource-based relative value scale ("RBRVS") payment methodology for physician services. The RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly-situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of the RBRVS has reduced payment rates for certain of the procedures historically provided by the radiology practices. BBA 97 provides for reductions in the rate of growth of payments for physician services, including services historically provided by the radiology practices, in the amount of $5.3 billion over a five-year period ending in 2002. In addition, BBA 97 provides for the implementation of a resource-based methodology for payment of physician practice expenses under the physician fee schedule over a four-year period beginning in fiscal year 1999. Adoption of this methodology is expected to reduce payments for services historically provided by the radiology practices.

     RBRVS-type payment systems also have been adopted by certain private third-party payors and the Company believes that it is likely that other private third-party payors will adopt this payment methodology in the future. Wider-spread implementation of such programs could reduce payments by private third-party payors and could indirectly reduce the Company's operating margins to the extent that the costs of providing management, administrative, technical and non-medical services related to such procedures could not be proportionately reduced. There can be no assurance that such cost reduction efforts by governmental or private third-party payors will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Business C Government Regulation and Supervision."

     Private third-party payors and Medicare and Medicaid have increased their use of managed care as a means of cost containment. Increasingly, private third-party payors negotiate discounts from established physician and hospital charges or require capitation or other risk sharing arrangements as a condition of patient referral to physician groups such as the radiology practices. BBA 97 also includes provisions designed to increase the enrollment of Medicare and Medicaid participants in managed care programs. The inability of the Company to negotiate satisfactory arrangements with managed care companies could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Managed Care Contracts and Capitated Fee Arrangements

     During the fiscal year 1998, approximately 95% of the service fee revenue was derived from payments made on a fee-for-service basis by patients and third-party payors (including government programs) and approximately 5% was derived from capitated arrangements. Under capitated or other risk-sharing arrangements, the health care provider typically is paid a pre-determined amount per-patient per-month from the payor in exchange for providing all necessary covered services to patients covered under the arrangement. Such contracts pass much of the financial risk of providing care, including the risk of over-utilization, from the payor to the provider. The Company believes that its success will, in part, depend on the Company's ability to negotiate, on behalf of the radiology practices and the Company's owned, operated or managed imaging centers, contracts with HMOs, employer groups and other third-party payors pursuant to which services will be provided on a risk-sharing or capitated basis by some or all of such radiology practices or imaging centers. Risk-sharing arrangements result in greater predictability of revenue but greater unpredictability of expenses and, consequently, profitability. There can be no assurance that the Company will be able to negotiate, on behalf of its radiology practices or the Company's owned, operated or managed imaging centers, satisfactory arrangements on a capitated or other risk-sharing basis. In addition, to the extent that patients or enrollees covered by such contracts require more frequent or extensive care than is anticipated, the Company would incur unanticipated costs not offset by additional revenue, which would reduce operating margins. In the worst case, the revenue derived from such contracts may be insufficient to cover the costs of the services provided. Any such reduction or elimination of earnings could have a material adverse effect on the Company's business, financial condition and results of operations.

     Furthermore, various quality assurance programs and organizations have been created to scrutinize managed care organizations and their providers. In response to such programs, managed care organizations and providers have developed their own quality assurance programs to address a variety of areas, including patient access to services, patient satisfaction, outcomes and performance measures and utilization of services. These quality assurance measures involve various costs associated with their implementation and operation and depend, in part, upon the sophistication and compatibility of existing systems and operations of the radiology practices as well as the Company's ability to integrate those systems and operations. The Company's inability to develop strong quality assurance measures in conjunction with its radiology practices could place the Company and its radiology practices at a competitive disadvantage and have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents and its Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                PAGE
Report of Independent Public Accountants................................  F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998............  F-3

Consolidated Statements of Income for the Period from Inception
     (April 30, 1996) to December 31,1996 and for the Years
     Ended December 31, 1997 and 1998...................................  F-4

Consolidated Statements of Stockholders' Equity for the Period from
     Inception (April 30, 1996) to December 31, 1996 and for the
     Years Ended December 31, 1997 and 1998.............................  F-5

Consolidated Statements of Cash Flows for the Period from Inception
     (April 31, 996) to December 31, 1996 and for the Years
     Ended December 31, 1997 and 1998...................................  F-6

Notes to Consolidated Financial Statements..............................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
American Physician Partners, Inc.:

      We have audited the accompanying consolidated balance sheets of American Physician Partners, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the period from inception (April 30, 1996) to December 31, 1996, and for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Physician Partners, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the period from inception (April 30, 1996) to December 31, 1996, and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.




                                  ARTHUR ANDERSEN LLP


Dallas, Texas,
   January 27, 1999

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                               DECEMBER 31,
                                                                      ----------------------------
                                                                          1997           1998
                                                                      ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents ......................................     $   4,572      $   6,485
   Accounts receivable, net of allowances of $55,200 and $86,900
     in 1997 and 1998, respectively ...............................        21,398         36,789
   Due from affiliated practices ..................................         3,651          1,412
   Other current assets ...........................................         2,351          2,835
                                                                        ---------      ---------
         Total current assets .....................................        31,972         47,521
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $60,721 and $69,497 in 1997 and 1998, respectively ..........        22,837         37,002
INVESTMENTS IN JOINT VENTURES .....................................         3,725          5,424
INTANGIBLE ASSETS, net ............................................         1,790         61,119
DEFERRED FINANCING COSTS, net .....................................         2,395          3,408
OTHER ASSETS ......................................................            47          2,165
                                                                        ---------      ---------
         Total assets .............................................     $  62,766      $ 156,639
                                                                        =========      =========

                      LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ..........................     $  12,689      $  13,884
   Accrued physician retention ....................................         4,330          6,319
   Accrued salaries and benefits ..................................         1,514          3,893
   Current portion of long-term debt ..............................           858            840
   Current portion of capital lease obligations ...................         1,791          1,677
   Deferred income taxes ..........................................         6,124            636
   Other current liabilities ......................................         1,290            894
                                                                        ---------      ---------
         Total current liabilities ................................        28,596         28,143
DEFERRED INCOME TAXES .............................................         3,872          2,406
LONG-TERM DEBT, net of current portion ............................        51,734        113,807
CAPITAL LEASE OBLIGATIONS, net of current portion .................         1,482          3,887
OTHER LIABILITIES .................................................           297            243
                                                                        ---------      ---------
         Total liabilities ........................................        85,981        148,486

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ...................           820          1,107

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value; 10,000,000 shares authorized;
     no shares issued and outstanding .............................            --             --
   Common stock, $.0001 par value; 50,000,000 shares authorized;
     17,234,852 and 19,243,949 shares issued and outstanding in
     1997 and 1998, respectively ..................................             2              2
Additional paid-in capital ........................................       (18,460)          (910)
Retained earnings .................................................        (5,577)         7,954
                                                                        ---------      ---------
         Total stockholders' equity ...............................       (24,035)         7,046
                                                                        ---------      ---------
         Total liabilities and stockholders' equity ...............     $  62,766      $ 156,639
                                                                        =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             PERIOD FROM
                                              INCEPTION
                                          (APRIL 30, 1996)
                                                  TO             YEAR ENDED DECEMBER 31,
                                             DECEMBER 31,   ---------------------------------
                                                 1996             1997             1998
                                           ---------------  ----------------  ---------------
SERVICE FEE REVENUE ....................... $         --      $      8,683      $    135,604

COSTS AND EXPENSES:
   Salaries and benefits ..................           --             2,922            42,227
   Practice supplies ......................           --             1,036             8,865
   Practice rent and lease expense ........           --               852            11,532
   Other practice expenses ................           --             1,557            25,311
   Corporate general and administrative ...        1,623             4,910             9,597
   Depreciation and amortization ..........            3               888            12,178
   Interest expense, net ..................           23               617             7,541
                                            ------------      ------------        ----------
       Total costs and expenses ...........        1,649            12,782           117,251
                                            ------------      ------------        ----------

INCOME (LOSS) BEFORE TAXES, MINORITY
INTERESTS IN CONSOLIDATED SUBSIDIARIES
AND EQUITY IN EARNINGS OF INVESTMENTS .....       (1,649)           (4,099)           18,353

EQUITY IN EARNINGS OF INVESTMENTS .........           --               220             4,339

MINORITY INTERESTS IN CONSOLIDATED
SUBSIDIARIES ..............................           --               (49)             (710)
                                            ------------      ------------        ----------

INCOME (LOSS) BEFORE TAXES ................       (1,649)           (3,928)           21,982

INCOME TAX EXPENSE ........................           --                --             8,451
                                            ------------      ------------        ----------

NET INCOME (LOSS) ......................... $     (1,649)     $     (3,928)       $   13,531
                                            ============      ============        ==========


NET INCOME (LOSS) PER COMMON SHARE:
       Basic .............................. $      (0.82)     $      (1.13)       $     0.72
       Diluted ............................ $      (0.82)     $      (1.13)       $     0.70

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Basic ..............................    2,000,000         3,450,948        18,739,106
       Diluted ............................    2,000,000         3,450,948        19,334,658


  The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             COMMON STOCK              ADDITIONAL
                                       -------------------------        PAID-IN       RETAINED
                                          SHARES       AMOUNT           CAPITAL       EARNINGS           TOTAL
                                       -----------  ------------     ------------    ----------         -------
BALANCE, inception (April 30,
     1996)...........................            --    $        --    $        --  $           --   $         --
   Issuance of common stock..........     2,000,000             --            250              --            250
   Net loss..........................            --             --             --          (1,649)        (1,649)
                                       ------------    -----------    -----------  --------------   ------------
BALANCE, December 31, 1996...........     2,000,000             --            250          (1,649)        (1,399)
   Cancellation of common stock......    (1,000,000)            --             --              --             --
   Initial public offering, net......     3,000,000             --         29,081              --         29,081
   Common stock issued to
     initial radiology practices
     in conjunction with the
     Reorganizations.................    12,646,446              2           (713)             --           (711)
   Conversion of convertible notes
     payable into common stock.......       510,406             --          3,500              --          3,500
   Payment of cash dividends to
     Founding Affiliated Practices...            --             --        (50,588)             --        (50,588)
   Exercise of stock options.........        78,000             --             10              --             10
   Net loss..........................            --             --             --          (3,928)        (3,928)
                                       ------------    -----------    -----------  --------------   ------------
BALANCE, December 31, 1997...........    17,234,852              2        (18,460)         (5,577)       (24,035)
   Common stock issued in
     connection with acquisitions....     1,812,054             --         17,502              --         17,502
   Exercise of stock options.........       197,043             --             48              --             48
   Net income........................            --             --             --          13,531         13,531
                                       ------------    -----------    -----------  --------------   ------------
BALANCE, December 31, 1998...........    19,243,949    $         2    $      (910) $        7,954   $      7,046
                                       ============    ===========    ===========  ==============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                PERIOD FROM
                                                                 INCEPTION
                                                              (APRIL 30, 1996)
                                                                      TO             YEAR ENDED DECEMBER 31,
                                                                 DECEMBER 31,   ---------------------------------
                                                                     1996             1997             1998
                                                              ----------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ........................................... $  (1,649)    $   (3,928)    $   13,531
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities --
     Minority interests in consolidated subsidiaries ...........        --             49            710
     Depreciation and amortization .............................         3            888         12,178
     Equity in earnings of investments .........................        --           (220)        (4,339)
     Gain on sale of assets ....................................        --             (6)            --
     Changes in assets and liabilities:
       Accounts receivable, net ................................        --         (1,787)       (10,379)
       Other receivables and other current assets ..............       (15)        (3,908)         2,872
       Other assets ............................................       (14)        (2,412)        (2,118)
       Accounts payable and accrued expenses ...................       476          6,828          1,953
       Accrued salaries and benefits ...........................        --           (433)         2,380
       Other current liabilities ...............................        --            (87)          (450)
       Other liabilities .......................................        --           (317)        (6,388)
                                                                 ---------      ---------      ---------
         Net cash provided by (used in) operating activities ...    (1,199)        (5,333)         9,950

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of property and equipment ............        --              6             --
   Purchases of property and equipment, net ....................       (60)          (481)       (12,651)
   Cash paid for acquisitions ..................................        --             --        (52,866)
   Contributions to joint ventures .............................        --           (100)          (571)
   Distributions from joint ventures ...........................        --            155          2,587
                                                                 ---------      ---------      ---------
         Net cash used in investing activities .................       (60)          (420)       (63,501)
                                                                 ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable .....................       400             --             --
   Payment on notes payable ....................................      (400)            --             --
   Proceeds from issuance of convertible notes payable .........     3,500             --             --
   Proceeds from issuance of long-term debt, net ...............        --         49,600         59,814
   Payment on debt of initial radiology practices ..............        --        (23,420)            --
   Payment on capital leases ...................................        --             --         (3,282)
   Cash dividends to initial radiology practices ...............        --        (50,588)            --
   Cash received in the Reorganizations ........................        --          3,188             --
   Proceeds from the issuance of common stock, net .............       250         29,081             --
   Proceeds from the exercise of stock options .................        --             10             48
   Advances to radiology practices and other ...................        --            (37)        (1,116)
                                                                 ---------      ---------      ---------
         Net cash provided by financing activities .............     3,750          7,834         55,464
                                                                 ---------      ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................     2,491          2,081          1,913

CASH AND CASH EQUIVALENTS, beginning of period .................        --          2,491          4,572
                                                                 ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, end of period ....................... $   2,491      $   4,572      $   6,485
                                                                 =========      =========      =========

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Assets acquired from radiology practices .................... $      --      $  53,427      $  16,677
                                                                 ---------      ---------      ---------
   Liabilities and debt assumed from radiology practices ....... $      --      $  54,138      $   7,404
                                                                 ---------      ---------      ---------
   Common stock issued to radiology practices .................. $      --      $ 151,757      $  17,502
                                                                 ---------      ---------      ---------
   Conversion of convertible notes payable into common stock.... $      --      $   3,500      $      --
                                                                 ---------      ---------      ---------


  The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN PHYSICIAN PARNTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

1. DESCRIPTION OF BUSINESS:

      American Physician Partners, Inc. (together with its subsidiaries, "APPM" or the "Company"), a Delaware corporation, develops, consolidates and manages radiology and imaging networks. The Company was incorporated in 1996, but conducted no significant operations until a reorganization and initial public offering in November 1997. On November 26, 1997, the Company consummated an initial public offering ("IPO") and simultaneously exchanged cash and shares of its common stock for certain assets of and liabilities associated with seven radiology practices (the "Reorganizations"). These exchanges were accounted for using the historical cost basis with the stock being valued at the historical cost of the net assets received by the Company. Cash consideration given in these exchanges was treated for accounting purposes as a dividend from the Company.

      As of December 31, 1998, the Company owned 61 imaging centers. The Company also operates, manages or owns an interest in 16 additional imaging centers through joint venture and outsourcing relationships with hospitals or health systems. The Company is the managing partner in 14 of such imaging center joint ventures. The Company's radiology facilities are concentrated in California, Florida, Kansas, Maryland, New York, Texas, Virginia and Washington D.C. Physician services are provided at all of APPM's 77 imaging centers under the terms of service agreements with ten radiology practices, seven of which expire in November 2037, with the other three expiring in 2038. Under the terms of the service agreements, the Company provides management, administrative, technical and non-medical services to radiology practices in return for service fees. The service agreements cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. However, under certain conditions, the Company can terminate the service agreement if the number of physicians in a practice falls below a certain percentage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

      The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassification

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the previously reported net loss, stockholders' equity, or cash flows.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable

      Accounts receivable principally represent receivables from patients and other third-party payors for medical services provided by the radiology practices. Such amounts are recorded net of contractual allowances and estimated bad debts.

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method.

Investments in Joint Ventures

      Investments in joint ventures consist primarily of interests in entities which own and operate diagnostic imaging centers. Such investments are accounted for under the equity method. The underlying joint ventures had total assets of approximately $12,185,000 and $17,792,000 and total revenues of approximately $1,752,000 and $32,933,000 in 1997 and 1998, respectively.

Intangible Assets

      The value of intangible assets (consisting primarily of service agreements) is recorded at cost at the date of acquisition. Intangible assets are being amortized on a straight-line basis over a 25-year period in accordance with Accounting Principles Board ("APB") No. 17, Intangible Assets. The Company believes that the life of the core businesses acquired and the delivery of radiology management services will exceed 25 years. As of December 31, 1997 and 1998, accumulated amortization was approximately $562,000 and $2,462,000, respectively.

      Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining balance of the intangible assets may not be recoverable or that the remaining useful life may warrant revision. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted cash flows over the remaining life of the intangible asset and compares it to the business segment's intangible asset balance to determine whether the intangible assets are recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the asset. When an adjustment is required the Company evaluates the remaining intangible asset amortization using the factors outlined in APB No. 17.

Accrued Physician Retention

      Accrued physician retention represents amounts payable to the radiology practices under the service agreements. The service agreements require the Company to remit physician retention to the radiology practices on or before the fifteenth calendar day of the following month for which services were rendered.

New Accounting Standard - Revenue Presentation

      The Financial Accounting Standards Board's Emerging Issues Task Force issued its abstract, Issue 97-2, "Application of FASB Statement No. 94 and Accounting Principles Board ("APB") Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" ("EITF 97-2"). EITF 97-2 addresses issues relating to (1) whether a "controlling financial interest" can be established through a contractual management agreement under FASB Statement No. 94, (2) whether a transaction between a physician practice management entity ("PPM") and a physician practice in which the PPM enters into a management agreement with the physician practice should be considered a business combination and thus accounted for under APB No. 16, (3) whether the pooling-of interests method of accounting may be followed in certain circumstances, (4) what are common types of intangibles that should be considered in performing the purchase price allocation, and (5) whether an employee of the physician practice should be considered an employee of the PPM for purposes of accounting for that stock-based compensation.

      In 1997, the Company displayed physician groups revenue in its consolidated statements of income. Since the Company has not established a "controlling financial interest" under EITF 97-2, the 1997 display has been restated to reflect the service fees earned as revenues. This change had no effect on the Company's financial position, results of operations, or liquidity.

      The following table sets forth the amounts of physician groups revenue that would have been presented in the consolidated statements of income had the Company met the provisions of EITF 97-2 (in thousands):

                                                                   1997             1998
                                                              -------------     -------------
      Physician groups revenue, net....................       $      13,709     $     208,983
      Less: amounts retained by physician groups.......              (5,026)          (73,379)
                                                              -------------     -------------
      Service fee revenue, as reported                        $       8,683     $     135,604
                                                              =============     =============

Service Fee Revenue

      Service fee revenue represents radiology practices revenue less amounts retained by radiology practices. The amounts retained by radiology practices represents amounts paid to the physicians pursuant to the service agreements between the Company and the radiology practices. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group. Although the Company assists in negotiating managed care contracts for the radiology practices, it assumes no risk under these arrangements.

      The Company's service fee revenue is dependent upon the operating results of the radiology practices. Where state law allows, service fees due under the service agreements are derived from two distinct revenue streams: (1) a negotiated percentage (typically 20% to 30%) of the adjusted professional revenues as defined in the service agreement; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which is equal to the fair market value of the services provided under the service agreement and which is renegotiated each year to equal the fair market value of the services provided under the service agreement. The fixed fee structure results in the Company receiving substantially the same amount of service fee as it would have received under its negotiated percentage fee structure. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the radiology practices' revenue.

      Service fee revenue consists of the following (in thousands):

                                                                   1997             1998
                                                              -------------     -------------
      Professional component...........................       $       2,632     $      34,694
      Technical component..............................               6,051           100,910
                                                              -------------     -------------
                                                              $       8,683     $     135,604
                                                              =============     =============

      For the year ended December 31, 1998, four of the Company's radiology practices each contributed 10% or more of the Company's service fee revenue. Advanced Radiology, LLC contributed approximately 32%.

      The Company also periodically advances funds to the radiology practices at current interest rates. Such advances are due on demand and are repaid through reductions in future physician retention payments.

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

Net Income Per Share

      The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. For the year ended December 31, 1998, 595,552 shares related to stock options were included in diluted EPS.

      There is no difference between basic and diluted EPS for the years ended December 31, 1996 and 1997 because options and convertible notes payable have an anti-dilutive effect. For the year ended December 31, 1997, 938,569 shares related to stock options and convertible notes payable were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period.

Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amounts of the Company's long-term debt and capital lease obligations also approximate fair value.

Concentration of Credit Risk

      The Company's accounts receivable consist primarily of service fee revenues due from radiology practices and medical service revenues due from patients funded through Medicare, Medicaid, commercial insurance and private payment. The Company and its practices perform ongoing credit evaluations of their patients and generally does not require collateral. The Company and its practices maintain allowances for potential credit losses. Such losses have been within management's expectation.

Cash Paid During Year

      The Company paid the following amounts for interest and income taxes (in thousands):

                                      1996           1997           1998
                                 -------------   -------------  -------------
Interest................         $           7   $         254  $       8,653
Income taxes............                    --              --         15,423

3. ACQUISITIONS AND PRACTICE AFFILIATIONS:

      During 1998, the Company completed the following acquisitions and practice affiliations. All of the acquisitions were accounted for under the purchase method.

      In January 1998, the Company completed its affiliation with Community Radiology Associates, a ten-physician radiology practice based in Rockville, Maryland. The Company also completed the acquisition of Community Radiology Associates' seven imaging centers and the acquisition of four independent imaging centers in the Greater Bay Area of Northern California. Total consideration for these transactions was approximately $41,433,000 consisting of the issuance of 1,019,018 shares of the Company's common stock (509,510 shares will be issued in January 1999), cash and assumed debt.

      In April 1998, the Company completed its affiliation with Radiology Imaging Associates, a ten-physician radiology practice based in Fort Pierce, Florida. The Company also completed the acquisition of Radiology Imaging Associates' imaging center and the acquisition of an independent imaging center in the Hudson Valley Area of Southern New York. In June 1998, the Company completed the acquisition of an independent imaging center in the Greater Bay Area of Northern California. The total consideration for these transactions was approximately $15,100,000, consisting of the issuance of 433,662 shares of the Company's common stock, cash and assumed debt.

      In July 1998, the Company completed its acquisition of two imaging centers in the Greater Bay Area of Northern California. The total consideration for these transactions was approximately $6,975,000 cash.

      In August 1998, the Company completed its acquisition of an imaging center in San Antonio, Texas. The total consideration for this transaction was approximately $2,800,000 cash.

      In September 1998, the Company completed its affiliation with WB&A Imaging, P.C. (formerly known as Drs. Wener, Boyle & Associates, P.A.), a 15-physician radiology practice based in the Washington, D.C. Metropolitan
Area. The Company also completed the acquisition of WB&A Imaging, P.C.'s four imaging centers. The total consideration for the transaction was approximately $9,067,000, consisting of the issuance of 359,374 shares of the Company's common stock, cash and assumed debt.

 4. PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following at December 31, 1997 and 1998 (in thousands):

                                                           Useful Life          1997             1998
                                                          -------------      ----------        ----------
        Equipment (primarily medical equipment)             5-7 Years        $   71,180        $   92,067
        Leasehold improvements                       Remaining life of lease      9,744            12,567
        Building                                            15 Years              2,634             1,865
                                                                             ----------        ----------
                                                                                 83,558           106,499
        Less - Accumulated depreciation
          and amortization                                                      (60,721)          (69,497)
                                                                             ----------        ----------
        Property and equipment, net                                          $   22,837        $   37,002
                                                                             ==========        ==========

5. LONG-TERM DEBT:

      Long-term debt consists of the following at December 31, 1997 and 1998 (in thousands):

                                                                                1997             1998
                                                                             ----------        ----------
        Note payable to a bank, interest at the Company's option at
          LIBOR plus 2.0% (7.25% at December 31, 1998) or the
          prime rate of a bank plus 1.0% (8.75% at December 31,
          1998), maturing in November 2003                                   $   49,600        $  112,500
        Note payable to a bank, interest at 7.92%, maturing
          March 2001, unsecured                                                   2,992             2,147
                                                                             ----------        ----------
                                                                                 52,592           114,647

        Less - Current portion of long-term debt                                   (858)             (840)
                                                                             ----------        ----------
        Long-term debt, net of current portion                               $   51,734        $  113,807
                                                                             ==========        ==========

      On November 26, 1997, the Company entered into a bank credit facility (the "Credit Facility"). The Credit Facility was amended on May 19, 1998. The loan agreement provides for revolving loans of up to $160,000,000 to be used for acquisitions and general working capital needs. The Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000. The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $160,000,000 or 3.00 times the consolidated EBITDA of the Company, giving pro forma effect to acquisitions made with such borrowings. At December 31, 1998, the Company's debt could not exceed $135,000,000 under the Credit Facility. The Company had outstanding borrowings of $112,500,000 under the Credit Facility and an additional $7,700,000 outstanding under other credit arrangements. At the Company's option, the interest rate is (i) an adjusted LIBOR rate plus an applicable margin which can vary from 1.5% to 2.5% dependent on certain financial ratios or (ii) the prime rate plus an applicable margin which can vary from 0.5% to 1.5%. In each case the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements of which the Company is or becomes a party and a pledge of the stock of the Company's subsidiaries.

      The maturities of long-term debt at December 31, 1998 are as follows (in thousands):

                     1999                                   $      840
                     2000                                       19,796
                     2001                                       37,761
                     2002                                       37,500
                     2003                                       18,750
                                                            ----------
                                                            $  114,647
                                                            ==========

         As of December 31, 1997 and 1998, accumulated amortization of deferred financing costs was approximately $33,000 and $661,000, respectively.

6. STOCKHOLDERS' EQUITY:

Common Stock

      In 1998, the Company issued 1,812,054 shares of its common stock in connection with acquisitions (See Note 3).

      In November 1997, the Company issued 3,000,000 shares of its common stock at $12.00 per share in an IPO. Proceeds from the offering, net of commissions and other related expenses of $4,749,000, were $29,081,000. In connection with the offering, the Company's convertible notes payable of $3,500,000 were converted into 510,406 shares of common stock.

      Simultaneously with the closing of the IPO and Reorganizations, stockholders of the initial radiology practices received, in the aggregate, 12,646,446 shares of common stock in exchange for certain assets and liabilities of the initial radiology practices. These shares have been registered under the Securities Act of 1933. In addition, the Company distributed cash dividends of $50,588,000 to the initial radiology practices.

      During 1996, the Company issued 2,000,000 shares of common stock. At the consummation of the IPO, 1,000,000 shares were cancelled for no consideration.

Stock Option Plan

      During 1996, the Company's Board of Directors approved the 1996 Stock Option Plan (the "Plan") under which 3,000,000 options to purchase shares of the Company's common stock may be granted to key directors, employees and other health care professionals associated with the Company, as defined by the Plan. Options granted under the Plan may be either incentive stock options ("ISO") or nonqualified stock options ("NQSO"). The option price per share under the Plan may not be less than 100% of the fair market value at the grant date for ISO and may not be less than 85% of the fair market value at the grant date for NQSO. Generally, options vest over a 5-year period and are exercisable over a ten-year life. As of December 31, 1996, 1997 and 1998, 1,300,000, 1,591,000 and
2,117,000 shares, respectively, were outstanding under the Plan. Since the Plan's inception, the Board of Directors granted options to purchase 30,000 shares of common stock outside the Plan. The following table summarizes the combined activity under the Plan and the options granted outside the Plan at December 31, 1996, 1997 and 1998:

                                          1996                     1997                     1998
                                  ---------------------    ---------------------    ---------------------
                                              Wtd. Avg.                Wtd. Avg.                Wtd. Avg.
                                   Shares     Exercise     Shares     Exercise      Shares      Exercise
                                   (000's)     Price       (000's)     Price        (000's)      Price
                                  --------   ----------    --------   ----------    --------   ----------
Outstanding, beginning of year          --  $      0.00      1,300   $     0.70      1,591   $     5.19
Granted                              1,300  $      0.70        663   $    11.15      1,427   $     9.24
Exercised                               --  $      0.00        (78)  $     0.13       (197)  $     0.24
Cancelled                               --  $      0.00       (294)  $     0.13       (704)  $     8.99
                                 ---------  -----------   --------   ----------   --------   ----------
Outstanding, end of year             1,300  $      0.70      1,591   $     5.19      2,117   $     7.14
                                 =========  ===========   ========   ==========   ========   ==========
Exercisable, end of year                96  $      0.20        656   $     4.10        718   $     5.79
Price Range                           $0.13 to $8.00           $0.13 to $12.00        $0.13 to $12.00

      The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 2,116,998 options outstanding as of December 31, 1998.

                                                    Wtd. Avg.                Wtd. Avg.
     Exercise Price Range        Shares          Exercise Price       Contractual Life (yrs)
     --------------------        ------          --------------       ----------------------
      $0.13 -  $7.49               536,765            $0.85                    7.76
      $7.50  - $9.00             1,230,233            $8.52                    9.19
      $9.50  - $12.00              350,000           $11.98                    8.38

      The Company accounts for its stock-based compensation arrangements under the provisions of APB No. 25, "Accounting for Stock Issued to Employees". In 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued, whereby companies may elect to account for stock-based compensation using a fair value based method or continue measuring compensation expense using the intrinsic value method prescribed in APB No. 25. SFAS No. 123 requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value based method of accounting had been applied.

      The Company used the Black-Scholes option pricing model to estimate the fair value of options. The pro forma effects of adopting SFAS No. 123's fair value based method for the period ended December 31, 1996 were not materially different from the corresponding APB No. 25 intrinsic value methodology because the weighted average grant-date fair value of options granted during the period was immaterial. The effects of applying SFAS No. 123 during 1997 and 1998 are as follows (in thousands, except per share amounts):

                                                          1997                      1998
                                                     -------------              -------------
           Net income (loss):
                As reported                          $      (3,928)             $      13,531
                Pro forma                                   (5,599)                    12,117
           Net income (loss) per share (diluted):
                As reported                          $       (1.13)             $        0.70
                Pro forma                                    (2.80)                      0.63

      The fair value of each option grant is estimated using the following weighted-average assumptions for grants in 1997 and 1998, respectively: risk-free interest rate of 5.1 and 5.6 percent; expected life of 2.58 and 2.81 years; expected volatility of 125.0 and 67.0 percent.

7. INCOME TAXES:

      Income tax expense in 1996, 1997 and 1998 is composed of the following amounts (in thousands):

                                             1996              1997             1998
                                         -------------    --------------    -------------
      Current income tax expense
         Federal                         $          --    $           --    $       8,418
         State                                      --                --            2,915
                                         -------------    --------------    -------------
                                                    --                --           11,333
      Deferred income tax benefit
         Federal                                    --                --           (2,507)
         State                                      --                --             (375)
                                         -------------    --------------    -------------
                                                    --                --           (2,882)
      Income tax expense                 $          --    $           --    $       8,451
                                         =============    ==============    =============

      A reconciliation between reported income tax expense and the amount computed by applying the statutory federal income tax rate of 35% for 1996, 1997 and 1998 is as follows (in thousands):

                                                     1996              1997             1998
                                                 -------------    --------------    -------------
      Computed at statutory rate                 $        (577)   $       (1,375)   $       7,694
      State income taxes, net of
        federal tax benefit                                 --                --            1,519
      Change in valuation allowance                        577             1,375               --
      Prior year tax return/accrual difference              --                --             (798)
      Nondeductible amortization                            --                --               36
                                                 -------------    --------------    -------------
      Income tax expense                         $          --    $           --    $       8,451
                                                 =============    ==============    =============

      The components of deferred income tax expense (benefit) in 1996, 1997 and 1998 are as follows (in thousands):

                                                     1996              1997             1998
                                                 -------------    --------------    -------------
      Amortization                               $          --    $           --    $         542
      Depreciation                                          --                --             (789)
      Net operating loss carryforward                     (577)           (1,375)              --
      Change in valuation allowance                        577             1,375               --
      Various accrued liabilities and other                 --                --              669
      Bad debts                                             --                --           (1,044)
      Start-up costs                                        --                --           (1,535)
      Cash to accrual adjustments                           --                --             (725)
                                                 -------------    --------------    --------------
      Deferred income tax benefit                $          --    $           --    $      (2,882)
                                                 =============    ==============    =============

      The tax effects of temporary differences that give rise to the deferred income taxes at December 31, 1997 and 1998, are presented below (in thousands):

                                                        1997             1998
                                                   --------------    -------------
      Deferred tax assets
         Start-up costs                            $           --    $       1,535
         Various accrued liabilities and other                 --            3,403
         Bad debts                                             --            1,044
         Net operating loss carryforward                    1,952            1,952
                                                   --------------    -------------
                                                            1,952            7,934
      Valuation allowance                                  (1,952)          (1,952)
                                                               --            5,982
      Deferred tax liabilities
         Cash to accrual adjustments                       (8,662)          (7,937)
         Amortization                                          --             (542)
         Depreciation                                      (1,334)            (545)
                                                   --------------    -------------
                                                           (9,996)          (9,024)
                                                   --------------    -------------
                                                   $       (9,996)   $      (3,042)
                                                   ==============    =============

8. COMMITMENTS AND CONTINGENCIES:

Leases

      The Company leases office space as well as certain equipment under capital leases and noncancelable operating lease agreements, which expire at various dates through 2011. At December 31, 1998, minimum annual rental commitments under capital leases and noncancelable operating leases with terms in excess of one year are as follows:

   Years Ending                                                    Capital            Operating
   December 31,                                                     Leases             Leases
   -------------                                                   -------            ---------
    1999                                                          $   2,244           $   5,271
    2000                                                              1,977               4,011
    2001                                                              1,413               2,738
    2002                                                                876               2,315
    2003                                                                144               2,025
    Thereafter                                                           --              11,439
                                                                  ---------           ---------
    Total minimum lease payments                                  $   6,654           $  27,799
                                                                                      =========
    Less - Amount representing interest                              (1,090)
                                                                  ---------
    Present value of minimum capital lease payments                   5,564
    Less - Current portion of capital lease obligations              (1,677)
                                                                  ---------
    Capital lease obligations, net of current portion             $   3,887
                                                                  =========

      Lease expense was approximately $57,000, $585,000 and $5,619,000 in 1996, 1997 and 1998, respectively.

Litigation

      The Company is not currently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company other than routine litigation arising in the ordinary course of business, which litigation is expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will not subsequently be named as a defendant in additional lawsuits.

      There can be no assurance that the Company will not be named as a defendant in lawsuits for matters arising out of events that occurred prior to the acquisition of the related radiology practices. Each practice has retained responsibility for, and /or agreed to indemnify the Company in full against, the liabilities associated with these lawsuits. In the event the Company is named as a party in any of these lawsuits, or a monetary judgment is entered against the Company and indemnification is unavailable for any reason, the Company's business, financial condition and results of operations could be materially adversely affected.

9. SEGMENT REPORTING

         The Company has four reportable segments: Mid-Atlantic Region, Northeastern Region, Central Region, and Western Region. The Company's reportable segments are strategic business units defined by geography. Each owns and operates imaging centers and provides management services to the radiology practices within their respective regions.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate taxes associated with income to any of the regions. They are managed separately because each region operates under different contractual arrangements, providing service to a diverse mix of patients and payors.

                                              FOR THE YEAR ENDED DECEMBER 31, 1998

                              Mid-Atlantic Northeastern   Central       Western
                               Region (1)   Region (2)   Region (3)    Region (4)     Total
                              ------------ ------------ ------------  -----------  ----------
Service fee revenue           $    60,317  $    39,091  $    16,688   $    19,508  $   135,604
Total operating expenses           39,288       26,587        9,065        12,995       87,935
                              -----------  -----------  -----------   -----------  -----------
Segment contribution               21,029       12,504        7,623         6,513       47,669
Contribution margin                    35%          32%          46%           33%          35%
Depreciation and
  amortization expense              5,068        2,015          666         2,012        9,761
Interest Expense                      793          748          168           687        2,396
Segment Profit                     16,945        9,741        8,641         3,814       39,141

Segment assets                     44,101       22,470       11,756        12,029       90,356
Expenditures for
 segment assets                     3,457        4,991          284         1,125        9,857

(1)  Includes the Mid-Atlantic Market.
(2)  Includes the Finger Lakes and Hudson Valley Markets.
(3)  Includes the South Texas, Treasure Coast and Northeast Kansas Markets.
(4)  Includes the Bay Area Market.

                                              FOR THE YEAR ENDED DECEMBER 31, 1997

                              Mid-Atlantic Northeastern   Central       Western
                                 Region       Region       Region       Region        Total
                              ------------ ------------ ------------  -----------  ----------
Service fee revenue           $     3,533  $     3,105  $       880   $     1,165  $     8,683
Total operating expenses            2,766        2,147          586           868        6,367
                              -----------  -----------  -----------   -----------  -----------
Segment contribution                  767          958          294           297        2,316
Contribution margin                    22%          31%          33%           25%          27%
Depreciation and
  amortization expense                351          166           39           103          659
Interest Expense                       94           70            8            30          202
Segment Profit                        434          722          306           164        1,626

Segment assets                     28,268       14,565        7,747         5,832       56,412
Expenditures for
 segment assets                        --           --           --            --           --

Reconciliation of Profits                                   1997                      1998
                                                     ------------------         -----------------
     Segment profit                                  $            1,626         $          39,141
     Unallocated amounts:
         Corporate general and administrative                    (4,910)                   (9,597)
         Corporate depreciation and amortization                   (229)                   (2,417)
         Corporate interest expense                                (415)                   (5,145)
                                                     ------------------                    ------
     Income (loss) before taxes                      $           (3,928)        $          21,982
                                                     ===================        =================

10. SUBSEQUENT EVENTS:

      On January 4, 1999, the Company acquired all of the outstanding stock of Emporia Radiology, P.C. ("Emporia"), a radiology practice located in Emporia, Kansas. In connection with the acquisition, Emporia's physicians joined Radiology and Nuclear Medicine, L.L.C. ("RNM"), and became subject to the service agreement between RNM and the Company. The total purchase price was $1,190,000. This acquisition will be accounted for using the purchase method.

      On February 6, 1999, the Company acquired all of the outstanding stock of Steven P. Braff, M.D., P.C ("Braff"), a radiology practice located in Rochester, New York. In connection with the acquisition, the professional services will be provided by Ide Imaging Group, P.C. ("Ide"), subject to the service agreement between Ide and the Company. The total purchase price was $2,400,000. This acquisition will be accounted for using the purchase method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by Items 401 and 405 of Regulation S-K is contained under the caption "Directors and Executive Officers" in the registrant's proxy statement for the 1999 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by Item 402 of Regulation S-K is contained under the caption "Executive Compensation" in the registrant's proxy statement for the 1999 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by Item 403 of Regulation S-K is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's proxy statement for the 1999 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Item 404 of Regulation S-K is contained herein under the caption "Certain Transactions" in the registrant's proxy statement for the 1999 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)            Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
       2.1   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and among American Physician Partners, Inc., Carroll
             Imaging Associates, P.A., Diagnostic Imaging Associates, P.A.,
             Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo, Lyon, Hearn
             & Pazourek, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Harbor
             Radiologists, P.A., and Perilla, Syndler & Associates, P.A. **
       2.2   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., Radiology and Nuclear Medicine, A Professional Association. **
       2.3   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Mid
             Rockland Imaging Associates, P.C.**
       2.4   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and
             Rockland Radiological Group, P.C.**
       2.5   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and
             Advanced Imaging of Orange County, P.C. **
       2.6   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Central
             Imaging Associates, P.C. **
       2.7   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Nyack
             Magnetic Resonance Imaging, P.C. **
       2.8   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Pelham
             Imaging Associates, P.C. **
       2.9   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Women's
             Imaging Consultants, P.C. **
      2.10   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Pacific
             Imaging Consultants, A Medical Group, Inc. **
      2.11   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Total
             Medical Imaging, Inc.**
      2.12   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Valley
             Radiologists Medical Group, Inc. **
      2.13   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and The Ide
             Group, P.C. **
      2.14   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and M&S
             X-Ray Associates, P.A. **
      2.15   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and South
             Texas MR, Inc. **
      2.16   Agreement and Plan of Exchange, dated June 27, 1997 by and between
             American Physician Partners, Inc., and San Antonio MR, Inc. **
      2.17   Agreement and Plan of Exchange, dated June 27, 1997 by and among
             American Physician Partners, Inc., Lexington MR, Ltd. and the
             Sellers. **
      2.18   Agreement and Plan of Exchange, dated June 27, 1997 by and among
             American Physician Partners, Inc., Madison Square Joint Venture
             and the Sellers. **

      2.19   Agreement and Plan of Exchange, dated June 27, 1997 by and among
             American Physician Partners, Inc., South Texas No. 1 MRI Limited
             Partnership, a Texas limited partnership, and the Sellers. **
      2.20   Agreement and Plan of Exchange, dated June 27, 1997 by and among
             American Physician Partners, Inc., San Antonio MRI Partnership No.
             2 Ltd., a Texas limited partnership, and the Sellers**
      2.21   Agreement and Plan of Exchange, dated June 27, 1997 by and between
             American Physician Partners, Inc., and the Sellers **
      2.22   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and among American
             Physician Partners, Inc., Carroll Imaging Associates, P.A.,
             Diagnostic Imaging Associates, P.A., Drs. Thomas, Wallop, Kim &
             Lewis, P.A., Drs. Copeland, Hyman & Shackman, P.A., Drs. DeCarlo,
             Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A., and
             Perilla, Sindler & Associates, P.A.**
      2.23   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Radiology and Nuclear Medicine, A
             Professional Association.**
      2.24   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Mid Rockland Imaging Associates,
             P.C.**
      2.25   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Rockland Radiological Group, P.C.**
      2.26   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Advanced Imaging of Orange County,
             P.C.**
      2.27   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Central Imaging Associates, P.C.**
      2.28   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Nyack Magnetic Resonance Imaging,
             P.C.**
      2.29   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Pelham Imaging Associates, P.C.**
      2.30   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Women's Imaging Consultants, P.C.**
      2.31   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Pacific Imaging Consultants, A
             Medical Group, Inc.**
      2.32   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Total Medical Imaging, Inc.**
      2.33   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Valley Radiologists Medical Group,
             Inc.**
      2.34   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and The Ide Group, P.C.**
      2.35   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and M & S X-Ray Associates, P.A.**
      2.36   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and South Texas MR, Inc.**

      2.37   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and San Antonio MR, Inc.**
      2.38   Amendment No. 1 to the Agreement and Plan of Exchange, dated
             September 30, 1997, by and between American Physician Partners,
             Inc., and Lexington MR, Ltd.**
      2.39   Amendment No. 1 to the Agreement and Plan of Exchange, dated
             September 30, 1997, by and between American Physician Partners,
             Inc., and Madison Square Joint Venture.**
      2.40   Amendment No. 1 to the Agreement and Plan of Exchange, dated
             September 30, 1997, by and between American Physician Partners,
             Inc., and South Texas No. 1 MRI Limited Partnership.**
      2.41   Amendment No. 1 to the Agreement and Plan of Exchange, dated
             September 30, 1997, by and between American Physician Partners,
             Inc., and San Antonio MRI Partnership No. 2, Ltd.**
      2.42 Asset Purchase Agreement, dated as of January 1, 1998, by and among American Physician Partners, Inc., Community Radiology
             Associates, Inc., Drs. Korsower and Pion Radiology, P.A., and the
             Principal Stockholders ****
      2.43 Asset Purchase Agreement, dated as of January 12, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners,
             Inc., Questar Imaging, Inc. and Questar Imaging VR, Inc. ****
      2.44 Asset Purchase Agreement, dated as of January 23, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners,
             Inc., PAL Imaging Corp. and the Principal Stockholders ****
      2.45   Asset Purchase Agreement, dated as of April 1, 1998, by and among
             American Physician Partners, Inc., Treasure Coast Imaging
             Partners, Inc. and Radiology Imaging Associates, Basilico,
             Gallagher and Raffa, M.D., P.A. and Robert F. Basilico, M.D.,
             Edward Gallagher, M.D., R.J. Raffa, M.D., Joseph T. Charles, M.D.,
             Alex N. Vennos, M.D., and Robin J. Connolly, M.D.*****
      2.46   Asset Purchase Agreement, dated as of April 1, 1998, by and among
             American Physician Partners, Inc., Treasure Coast Imaging
             Partners, Inc. and St. Lucie Imaging and Breast Center, Inc. and
             Robert F. Basilico, M.D., Edward Gallagher, M.D., R.J. Raffa,
             M.D., Joseph T. Charles, M.D., Alex N. Vennos, M.D., and Robin J.
             Connolly, M.D.*****
      2.47   Asset Purchase Agreement, dated as of April 28, 1998, by and among
             American Physician Partners, Inc., Valley Imaging Partners, Inc.,
             LXL, Ltd. and the Partners of LXL, Ltd.*****
      2.48   Asset Purchase Agreement, dated as of June 1, 1998, by and among
             American Physician Partners, Inc., Mid Rockland Imaging Partners,
             Inc., Empire State Imaging Partners, Inc., RF Management Corp. and
             Modern Medical Modalities Corporation*****
      2.49   Asset Purchase Agreement, dated as of June 23, 1998, by and among
             American Physician Partners, Inc., Valley Imaging Partners, Inc.,
             Brewster Imaging Center, Inc. and Each Principal Stockholder*****
      2.50   Asset Purchase Agreement, dated as of June 29, 1998, by and among
             American Physician Partners, Inc., Valley Imaging Partners, Inc.
             and Bryan M. Shieman, M.D., a sole proprietorship d/b/a El Camino
             Center for Osteoporosis and/or ECOO II*****
      2.51   Stock Purchase Agreement, dated September 1, 1998, by and among
             American Physician Partners, Inc., WB&A Imaging Partners, Inc. and
             Vimla Bhooshan, M.D., John B. DeGrazia, M.D., Edwin Goldstein,
             M.D., Paul T. Lubar, M.D., Calvin D. Neithamer, M.D., William P.
             O'Grady, M.D., Robert A. Olshaker, M.D., Stanley M. Perl, M.D.,
             Michael S. Usher, M.D., Alan B. Kronthal, M.D., Steven A. Meyers,
             M.D., Victor A. Bracey, M.D. and Larry W. Busching ******
      2.52   Asset Purchase Agreement, dated September 1, 1998, by and among
             American Physician Partners, Inc., Ormond Imaging Partners, Inc.,
             Magnetic Resonance Imaging Associates Limited Partnership and Paul
             T. Lubar, Stanley M. Perl, Michael S. Usher, John B. DeGrazia,
             Larry W. Busching, Vimla Bhooshan, William P. O'Grady, Robert A.
             Olshaker, and Calvin D. Neithamer ******

      2.53   Asset Purchase Agreement, dated September 1, 1998, by and among
             American Physician Partners, Inc., Ormond Imaging Partners, Inc.,
             Duke Associates Limited Partnership and Paul T. Lubar, Stanley M.
             Perl, Michael S. Usher, John B. DeGrazia, Larry W. Busching, Vimla
             Bhooshan, William P. O'Grady, Edwin Goldstein, Robert A. Olshaker,
             Calvin D. Neithamer and Alan J. Kronthal ******
       3.1   Restated Certificate of Incorporation of American Physician
             Partners, Inc.*** 3.2 Amended and Restated Bylaws of American
             Physician Partners, Inc.*** 4.1 Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc.***
       4.2   Form of Convertible Promissory Note of American Physician
             Partners, Inc.**
      10.1   American Physician Partners, Inc. 1996 Stock Option Plan.**
      10.2   Employment Agreement between American Physician Partners, Inc. and
             Gregory L. Solomon.**
      10.3   Employment Agreement between American Physician Partners, Inc. and
             Mark S. Martin.**
      10.4   Employment Agreement between American Physician Partners, Inc. and
             Sami S. Abbasi.**
      10.5   Employment Agreement between American Physician Partners, Inc. and
             Paul M. Jolas.**
      10.6   Form of Indemnification Agreement for certain Directors and
             Officers.***
      10.7   Form of Registration Rights Agreement.**
      10.8   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., APPI-Advanced Radiology, Inc. and
             Carroll Imaging Associates, P.A., Diagnostic Imaging Associates,
             P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo, Lyon, Hearn & Pazourek, P.A.,
             Harbor Radiologists, P.A., Perilla, Sindler & Associates, P.A.**
      10.9   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., Ide Admin Corp. and Ide Imaging Group,
             P.C.**
     10.10   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., M & S X-Ray Associates, P.A. and M&S
             Imaging Associates, P.A.**
     10.11   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., Rockland Radiological Group, P.C. and
             The Greater Rockland Radiological Group, P.C.**
     10.12   Service Agreement dated November , by and among American Physician
             Partners, Inc., Advanced Imaging of Orange County, P.C. and The
             Greater Rockland Radiological Group, P.C.**
     10.13   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., Central Imaging Associates, P.C. and The
             Greater Rockland Radiological Group, P.C.**
     10.14   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., Nyack Magnetic Resonance Imaging, P.C.
             and The Greater Rockland Radiological Group, P.C.**
     10.15   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., Pelham Imaging Associates, P.C. and The
             Greater Rockland Radiological Group, P.C.**
     10.16   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., Women's Imaging Consultants, P.C. and
             The Greater Rockland Radiological Group, P.C.**
     10.17   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., APPI-Pacific Imaging Inc. and PIC
             Medical Group, Inc.**
     10.18   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., Radiology and Nuclear Medicine, a
             Professional Association and RNM L.L.C.**
     10.19   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., APPI-Valley Radiology, Inc. and Valley
             Radiology Medical Associates, Inc.**
     10.20   Consulting Agreement between American Physician Partners, Inc. and
             Michael L. Sherman, M.D.***
     10.21   Office Building Lease Agreement between Dallas Main Center Limited
             Partnership and American Physician Partners, Inc.***
     10.22   First Amendment to Office Building Lease Agreement between Dallas
             Main Center Limited Partnership and American Physician Partners,
             Inc.***
     10.23   Credit Agreement by and among American Physician Partners, Inc.,
             GE Capital Corporation and the other credit parties signatory thereto.***

     10.24   Consulting Agreement between American Physician Partners, Inc. and
             Lawrence R. Muroff, M.D.***
     10.25   Side Letter dated November 12, 1997 by and between American
             Physician Partners, Inc. and Lawrence Muroff, M.D.***
     10.26   Side Letter dated November 12, 1997 by and between American
             Physician Partners, Inc. and Mark Martin.***
     10.27   Side Letter dated November 12, 1997 by and between American
             Physician Partners, Inc. and Sami Abbasi.***
     10.28   Side Letter dated November 12, 1997 by and between American
             Physician Partners, Inc. and Gregory L. Solomon.***
     10.29   First Amendment to Consulting Agreement between American Physician
             Partners, Inc. and Lawrence R. Muroff, M.D.***
     10.30   Side Letter dated November 12, 1997 by and between American
             Physician Partners, Inc. and Michael Sherman, M.D.***
     10.31   Side Letter dated November 12, 1997 by and between American
             Physician Partners, Inc. and Paul M. Jolas.***
     10.32   Side Letter dated November 12, 1997 by and between American
             Physician Partners, Inc. and Derace Schaffer, M.D.***
     10.33   Side Letter dated November 12, 1997 by and between American
             Physician Partners, Inc. and John Pappajohn.***
     10.34   Side Letter dated November 12, 1997 by and between American
             Physician Partners, Inc. and Mary Pappajohn.***
     10.35   Side Letter dated November 12, 1997 by and between American
             Physician Partners, Inc. and Thebes Ltd.***
     10.36   Side Letter dated November 12, 1997 by and between American
             Physician Partners, Inc. and Halkis Ltd.***
     10.37   Service Agreement dated January 1, 1998, by and among American
             Physician Partners, Inc., Community Imaging Partners, Inc.,
             Community Radiology Associates, Inc. and Drs. Korsower and Pion
             Radiology, P.A.****
     10.38   Service Agreement dated April 1, 1998, by and among American
             Physician Partners, Inc., Treasure Coast Imaging Partners, Inc.
             and Radiology Imaging Associates - Basilico, Gallagher & Raffa,
             M.D., P.A. *****
     10.39   First Amendment to Credit Agreement and Consent dated May 19,
             1998, by and among American Physician Partners, Inc., General
             Electric Capital Corporation and the other credit parties
             signatory thereto*****
     10.40   Employment Agreement between American Physician Partners, Inc. and
             Mark L. Wagar*****
     10.41   Service Agreement dated September 1, 1998, by and among American
             Physician Partners, Inc., WB&A Imaging Partners, Inc. and WB&A
             Imaging, P.C. ******
     10.42   Office Building Lease Agreement between The Equitable-Nissei
             Dallas Company and Fibreboard Corporation ******
     10.43   Office Building Sublease Agreement by and between Fibreboard
             Corporation and American Physician Partners, Inc. ******
      21.1   Subsidiaries *
      24.1   Power of Attorney (contained on the signature page of this Form
             10-K)*
      27     Financial Data Schedule *

--------------
*        Filed herewith.

** Incorporated by reference to the corresponding Exhibit number to the registrant's Registration Statement No. 333-31611 on Form S-4.

*** Incorporated by reference to the corresponding Exhibit number to the registrant's Registration Statement No. 333-30205 on Form S-1.

**** Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-Q filed on May 15, 1998.

***** Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-Q filed on August 14, 1998.

****** Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-Q filed on November 13, 1998.

     (b) Financial Statement Schedules.

      Schedules are omitted because they are not applicable, or the information is included in the financial statements or the notes thereto.

     (c) Reports on Form 8-K.

                                 SIGNATURE PAGE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, American Physician Partners, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on February 22, 1999.

                                        AMERICAN PHYSICIAN PARTNERS, INC.


                                        By:   /s/ Mark L. Wagar
                                              ------------------------------
                                              Mark  L. Wagar
                                              Chairman of the Board, President
                                              and Chief Executive Officer

                               POWER OF ATTORNEY

         Each individual whose signature appears below constitutes and appoints Mark L. Wagar and Paul M. Jolas, and each of them, such person's true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                          DATE
---------                                -----                                          -----
/s/ Mark L. Wagar                        Chairman of the Board of Directors,            February 22, 1999
-------------------------------          President, and Chief Executive Officer
 Mark L. Wagar                           (Principal Executive Officer)

/s/ Sami S. Abbasi                       Senior Vice President and Chief Financial      February 22, 1999
-------------------------------          Officer (Principal Financial Officer)
 Sami S. Abbasi

/s/ David W. Young                       Treasurer and Controller (Principal            February 22, 1999
-------------------------------
 David W. Young                          Accounting Officer)

/s/ John Pappajohn                       Director                                       February 22, 1999
-------------------------------
 John Pappajohn

/s/ Derace L. Schaffer, M.D.             Director                                       February 22, 1999
-------------------------------
 Derace L. Schaffer, M.D.

/s/ Michael L. Sherman, M.D.             Director                                       February 22, 1999
-------------------------------
 Michael L. Sherman, M.D.

/s/ John W. Colloton                     Director                                       February 22, 1999
-------------------------------
 John W. Colloton

/s/ Less T. Chafen, M.D.                 Director                                       February 22, 1999
-------------------------------
 Less T. Chafen, M.D

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
       2.1   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and among American Physician Partners, Inc., Carroll
             Imaging Associates, P.A., Diagnostic Imaging Associates, P.A.,
             Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo, Lyon, Hearn
             & Pazourek, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Harbor
             Radiologists, P.A., and Perilla, Syndler & Associates, P.A. **
       2.2   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., Radiology and Nuclear Medicine, A Professional Association. **
       2.3   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Mid
             Rockland Imaging Associates, P.C.**
       2.4   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and
             Rockland Radiological Group, P.C.**
       2.5   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and
             Advanced Imaging of Orange County, P.C. **
       2.6   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Central
             Imaging Associates, P.C. **
       2.7   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Nyack
             Magnetic Resonance Imaging, P.C. **
       2.8   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Pelham
             Imaging Associates, P.C. **
       2.9   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Women's
             Imaging Consultants, P.C. **
      2.10   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Pacific
             Imaging Consultants, A Medical Group, Inc. **
      2.11   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Total
             Medical Imaging, Inc.**
      2.12   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and Valley
             Radiologists Medical Group, Inc. **
      2.13   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and The Ide
             Group, P.C. **
      2.14   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and M&S
             X-Ray Associates, P.A. **
      2.15   Agreement and Plan of Reorganization and Merger, dated June 27,
             1997 by and between American Physician Partners, Inc., and South
             Texas MR, Inc. **
      2.16   Agreement and Plan of Exchange, dated June 27, 1997 by and between
             American Physician Partners, Inc., and San Antonio MR, Inc. **
      2.17   Agreement and Plan of Exchange, dated June 27, 1997 by and among
             American Physician Partners, Inc., Lexington MR, Ltd. and the
             Sellers. **
      2.18   Agreement and Plan of Exchange, dated June 27, 1997 by and among
             American Physician Partners, Inc., Madison Square Joint Venture
             and the Sellers. **

      2.19   Agreement and Plan of Exchange, dated June 27, 1997 by and among
             American Physician Partners, Inc., South Texas No. 1 MRI Limited
             Partnership, a Texas limited partnership, and the Sellers. **
      2.20   Agreement and Plan of Exchange, dated June 27, 1997 by and among
             American Physician Partners, Inc., San Antonio MRI Partnership No.
             2 Ltd., a Texas limited partnership, and the Sellers**
      2.21   Agreement and Plan of Exchange, dated June 27, 1997 by and between
             American Physician Partners, Inc., and the Sellers **
      2.22   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and among American
             Physician Partners, Inc., Carroll Imaging Associates, P.A.,
             Diagnostic Imaging Associates, P.A., Drs. Thomas, Wallop, Kim &
             Lewis, P.A., Drs. Copeland, Hyman & Shackman, P.A., Drs. DeCarlo,
             Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A., and
             Perilla, Sindler & Associates, P.A.**
      2.23   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Radiology and Nuclear Medicine, A
             Professional Association.**
      2.24   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Mid Rockland Imaging Associates,
             P.C.**
      2.25   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Rockland Radiological Group, P.C.**
      2.26   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Advanced Imaging of Orange County,
             P.C.**
      2.27   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Central Imaging Associates, P.C.**
      2.28   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Nyack Magnetic Resonance Imaging,
             P.C.**
      2.29   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Pelham Imaging Associates, P.C.**
      2.30   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Women's Imaging Consultants, P.C.**
      2.31   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Pacific Imaging Consultants, A
             Medical Group, Inc.**
      2.32   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Total Medical Imaging, Inc.**
      2.33   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and Valley Radiologists Medical Group,
             Inc.**
      2.34   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Merger, dated as of September 30, 1997, by and between American
             Physician Partners, Inc., and The Ide Group, P.C.**

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

      2.51   Stock Purchase Agreement, dated September 1, 1998, by and among
             American Physician Partners, Inc., WB&A Imaging Partners, Inc. and
             Vimla Bhooshan, M.D., John B. DeGrazia, M.D., Edwin Goldstein,
             M.D., Paul T. Lubar, M.D., Calvin D. Neithamer, M.D., William P.
             O'Grady, M.D., Robert A. Olshaker, M.D., Stanley M. Perl, M.D.,
             Michael S. Usher, M.D., Alan B. Kronthal, M.D., Steven A. Meyers,
             M.D., Victor A. Bracey, M.D. and Larry W. Busching ******
      2.52   Asset Purchase Agreement, dated September 1, 1998, by and among
             American Physician Partners, Inc., Ormond Imaging Partners, Inc.,
             Magnetic Resonance Imaging Associates Limited Partnership and Paul
             T. Lubar, Stanley M. Perl, Michael S. Usher, John B. DeGrazia,
             Larry W. Busching, Vimla Bhooshan, William P. O'Grady, Robert A.
             Olshaker, and Calvin D. Neithamer ******
      2.53   Asset Purchase Agreement, dated September 1, 1998, by and among
             American Physician Partners, Inc., Ormond Imaging Partners, Inc.,
             Duke Associates Limited Partnership and Paul T. Lubar, Stanley M.
             Perl, Michael S. Usher, John B. DeGrazia, Larry W. Busching, Vimla
             Bhooshan, William P. O'Grady, Edwin Goldstein, Robert A. Olshaker,
             Calvin D. Neithamer and Alan J. Kronthal ******
       3.1   Restated Certificate of Incorporation of American Physician
             Partners, Inc.*** 3.2 Amended and Restated Bylaws of American
             Physician Partners, Inc.*** 4.1 Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc.***
       4.2   Form of Convertible Promissory Note of American Physician
             Partners, Inc.**
      10.1   American Physician Partners, Inc. 1996 Stock Option Plan.**
      10.2   Employment Agreement between American Physician Partners, Inc. and
             Gregory L. Solomon.**
      10.3   Employment Agreement between American Physician Partners, Inc. and
             Mark S. Martin.**
      10.4   Employment Agreement between American Physician Partners, Inc. and
             Sami S. Abbasi.**
      10.5   Employment Agreement between American Physician Partners, Inc. and
             Paul M. Jolas.**
      10.6   Form of Indemnification Agreement for certain Directors and
             Officers.***
      10.7   Form of Registration Rights Agreement.**
      10.8   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., APPI-Advanced Radiology, Inc. and
             Carroll Imaging Associates, P.A., Diagnostic Imaging Associates,
             P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo, Lyon, Hearn & Pazourek, P.A.,
             Harbor Radiologists, P.A., Perilla, Sindler & Associates, P.A.**
      10.9   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., Ide Admin Corp. and Ide Imaging Group,
             P.C.**
     10.10   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., M & S X-Ray Associates, P.A. and M&S
             Imaging Associates, P.A.**
     10.11   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., Rockland Radiological Group, P.C. and
             The Greater Rockland Radiological Group, P.C.**
     10.12   Service Agreement dated November , by and among American Physician
             Partners, Inc., Advanced Imaging of Orange County, P.C. and The
             Greater Rockland Radiological Group, P.C.**
     10.13   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., Central Imaging Associates, P.C. and The
             Greater Rockland Radiological Group, P.C.**
     10.14   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., Nyack Magnetic Resonance Imaging, P.C.
             and The Greater Rockland Radiological Group, P.C.**
     10.15   Service Agreement dated November 26, 1997, by and among American
             Physician Partners, Inc., Pelham Imaging Associates, P.C. and The
             Greater Rockland Radiological Group, P.C.**

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

     10.40   Employment Agreement between American Physician Partners, Inc. and
             Mark L. Wagar*****
     10.41   Service Agreement dated September 1, 1998, by and among American
             Physician Partners, Inc., WB&A Imaging Partners, Inc. and WB&A
             Imaging, P.C. ******
     10.42   Office Building Lease Agreement between The Equitable-Nissei
             Dallas Company and Fibreboard Corporation ******
     10.43   Office Building Sublease Agreement by and between Fibreboard
             Corporation and American Physician Partners, Inc. ******
      21.1   Subsidiaries *
      24.1   Power of Attorney (contained on the signature page of this Form
             10-K)*
      27     Financial Data Schedule *

--------------
*        Filed herewith.

** Incorporated by reference to the corresponding Exhibit number to the registrant's Registration Statement No. 333-31611 on Form S-4.

*** Incorporated by reference to the corresponding Exhibit number to the registrant's Registration Statement No. 333-30205 on Form S-1.

**** Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-Q filed on May 15, 1998.

***** Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-Q filed on August 14, 1998.

****** Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-Q filed on November 13, 1998.

     (b) Financial Statement Schedules.

      Schedules are omitted because they are not applicable, or the information is included in the financial statements or the notes thereto.

     (c) Reports on Form 8-K.