Form 10-K405/A
period 1998-12-31
AMERICAN PHYSICIAN PARTNERS INC
filed 1999-05-12
CIK 1031329

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-K/A
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
           Title of each class                  on which registered
           -------------------                  --------------------

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

                  Yes    X                            No
                      -------                             -------

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


===============================================================================

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                TABLE OF CONTENTS

FORM 10-K ITEM                                                                                                 PAGE
--------------                                                                                                 ----
PART I.
         Item 1.  Business ...................................................................................   1
         Item 2.  Properties .................................................................................  18
         Item 3.  Legal Proceedings ..........................................................................  18
         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  19

PART II.
         Item 5   Market for Registrant's Common Equity and Related
                      Stockholder Matters ....................................................................  20
         Item 6.  Selected Consolidated Financial Data .......................................................  21
         Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................  23
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk..................................  37
         Item 8.  Financial Statements and Supplementary Data................................................. F-1
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................  38

PART III.
         Item 10. Directors and Executive Officers of the Registrant..........................................  38
         Item 11. Executive Compensation......................................................................  38
         Item 12. Security Ownership of Certain Beneficial
                      Owners and Management...................................................................  38
         Item 13. Certain Relationships and Related Transactions..............................................  38

PART IV.
         Item 14. Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K.............................................................................  39

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

         Managed care organizations, insurers and other entities often represent large groups of patients who are dispersed throughout a wide geographic area. These entities influence referring physicians' decisions by entering into provider agreements with, or otherwise selecting or approving, health care services providers, including radiology services providers. The Company's experience is that entities representing widely-dispersed patients often prefer to enter into referral relationships with radiology providers who can provide radiology services in a corresponding geographical area. The Company has developed its radiology services networks, in part, to provide an opportunity for "one-stop shopping" for these entities so that they will select or approve the Company more frequently and thus will influence referring physicians to refer patients to the Company's networks.

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

Emphasize Quality Service

         The Company focuses on providing quality patient service to ensure patient and referring physician satisfaction. The Company's development of radiology networks permits the Company to invest in advanced radiology equipment, including MRI, open MRI, spiral CT and PET, as well as equipment to offer diagnostic-quality teleradiology services in certain markets. When appropriate, the Company provides capital to upgrade existing imaging equipment. The Company's consolidation of imaging centers into coordinated networks improves response time, increases overall patient accessibility, permits the Company to standardize certain customer relations procedures and permits the Company to develop "best practices" for its imaging centers. The Company seeks the input and participation of the Company's radiology practices to develop best practices and to improve productivity and quality of services. By focusing on further improving and, where appropriate, standardizing the operations of its imaging centers, the Company believes that it can increase patient and referring physician satisfaction, which should lead to increased referrals and increased utilization of the Company's imaging centers.

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

         Set forth below are the locations and certain other information with respect to the Company's operations as of December 31, 1998:


                                                  IMAGING FACILITIES                  HOSPITAL RELATIONSHIPS
                                       ---------------------------------------    -----------------------------------
                                                            JOINT                                       OUTSOURCED
                                             OWNED         VENTURE    OTHER                             TECHNICAL
             MARKET AREAS                   CENTERS      CENTERS (1) SITES (2)    AFFILIATIONS (3)     SERVICES (4)
                                       --------------- ------------  ---------    ----------------    ---------------
Mid Atlantic (5)....................                25           10          1                  14                  4
Finger Lakes (6)....................                 6           --          4                   5                  5
Bay Area (7)........................                17           --         --                   9                  1
South Texas (8).....................                 3            5         --                   5                  4
Northeast Kansas (9)................                 2            1         --                  11                  2
Hudson Valley (10)..................                 7           --          5                   3                  1
Treasure Coast (11).................                 1           --         --                   3                 --
                                       --------------- ------------  ---------      --------------    ---------------
         Totals.....................                61           16         10                  50                 17


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

         The Company has initiated communications with primary payors from which it receives reimbursement. There is no assurance that the systems of such payors or of other companies with which the Company has significant relationships will be made year 2000 compliant in a timely manner or that a failure by any such payor or other company to make its systems year 2000 compliant will not have a material adverse impact on the Company. See "Risk Factors -- Year 2000 Compliance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issue."

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


                                                             PERIOD FROM
                                                              INCEPTION
                                                          (APRIL 30, 1996)
                                                                 TO
                                                            DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                                                1996              1997              1998
                                                            ------------      ------------      ------------
SERVICE FEE REVENUE ...................................     $         --      $      8,683      $    135,604

COSTS AND EXPENSES:
   Salaries and benefits ..............................               --             2,922            42,227
   Practice supplies ..................................               --             1,036             8,865
   Practice rent and lease expense ....................               --               852            11,532
   Other practice expenses ............................               --             1,557            25,311
   Corporate general and administrative ...............            1,623             4,910             9,597
   Depreciation and amortization ......................                3               888            12,178
   Interest expense, net ..............................               23               617             7,541
                                                            ------------      ------------      ------------
       Total costs and expenses .......................            1,649            12,782           117,251
                                                            ------------      ------------      ------------
INCOME (LOSS) BEFORE TAXES, MINORITY
   INTERESTS IN CONSOLIDATED SUBSIDIARIES
   AND EQUITY IN EARNINGS OF INVESTMENTS ..............           (1,649)           (4,099)           18,353
EQUITY IN EARNINGS OF INVESTMENTS .....................               --               220             4,339
MINORITY INTERESTS IN CONSOLIDATED
   SUBSIDIARIES .......................................               --               (49)             (710)
                                                            ------------      ------------      ------------
INCOME (LOSS) BEFORE TAXES ............................           (1,649)           (3,928)           21,982
INCOME TAX EXPENSE ....................................               --                --             8,451
                                                            ------------      ------------      ------------
NET INCOME (LOSS) .....................................     $     (1,649)     $     (3,928)     $     13,531
                                                            ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE:
       Basic ..........................................     $      (0.82)     $      (1.13)     $       0.72
       Diluted ........................................     $      (0.82)     $      (1.13)     $       0.70


                                                                          As of December 31,
                                                            ------------------------------------------------
                                                               1996              1997              1998
                                                            ------------      ------------      ------------
Balance Sheet Data:
   Working Capital ....................................     $      2,029      $      3,376      $     19,378
   Total Assets .......................................            2,578            62,766           156,639
   Long-term Debt and Capital Lease Obligations .......               --            55,865           120,211
   Convertible Notes ..................................            3,500                --                --
   Stockholders' Equity ...............................           (1,399)          (24,035)            7,046

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

                                            1997 Quarter Ended                      1998 Quarter Ended
                                  -------------------------------------  --------------------------------------
                                                 (Amounts in thousands, except per share data)

                                  Mar. 31   June 30  Sept. 30   Dec. 31  Mar. 31   June 30  Sept. 30    Dec. 31
                                  -------   -------  --------   -------  -------   -------  --------    -------
Statement of Income Data:
  Service fee revenue            $     --  $     --  $     --  $ 8,683   $ 29,716  $ 33,556  $35,055   $ 37,277
  Income (loss) before
     income taxes                    (880)     (820)   (1,443)    (785)     5,122     5,470    5,489      5,901
  Net income (loss)              $   (880) $   (820) $ (1,443) $  (785)  $  3,073  $  3,391  $ 3,408   $  3,659

  Net Income (Loss) Per Share:
     Basic                       $  (0.44) $  (0.41) $  (0.72) $ (0.10)  $   0.17  $   0.18  $  0.18   $   0.19
     Diluted                     $  (0.44) $  (0.41) $  (0.72) $ (0.10)  $   0.16  $   0.17  $  0.18   $   0.19
  Weighted Average Shares:
     Basic                          2,000     2,000     2,000    7,804     18,054    18,744   18,908     19,235
     Diluted                        2,000     2,000     2,000    7,804     18,841    19,449   19,356     19,679

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company develops, consolidates and manages radiology service networks. These networks consist primarily of free-standing diagnostic imaging centers and locations at which the Company provides radiology services that have been outsourced by hospitals. The Company derives the majority of its service fee revenue from providing the technical component of radiology services performed at the Company's free-standing imaging facilities and pursuant to the Company's outsourced hospital relationships. In addition, the Company also derives service fee revenue from providing management services to radiology practices pursuant to long-term service agreements. For the year ended December 31, 1998, the Company derived 74% of its service fee revenue from the ownership, management and operation of its radiology and imaging center network and 26% of its service fee revenue from the management services provided to radiology practices. As of December 31, 1998, APPM (i) owned operated and managed 61 imaging centers; (ii) operated, managed or owned an interest in 16 additional imaging centers; and (iii) provided management services to ten radiology practices consisting of 254 physicians. The Company has closed five low-performing or duplicative imaging centers since its IPO in November 1997. The costs for the closures were not material and were expensed as incurred. The Company's radiology and imaging center networks are concentrated in California, Florida, Kansas, Maryland, New York, Texas, Virginia and Washington, D.C.

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

1998 Acquisitions

         The Company completed ten transactions in 1998 with total consideration of approximately $70,368,000 consisting of approximately $52,866,000 in cash and $17,502,000 in the Company's common stock. These transactions are discussed in greater detail in Note 3 to the Consolidated Financial Statements included herewithin. All the transactions were accounted for using the purchase method resulting in the creation of approximately $61,095,000 of intangible assets. On an annual basis, the amortization costs related to the intangible assets created through these acquisitions will result in a charge of approximately $2,444,000 per year.

1999 Acquisitions

         The Company completed two acquisitions since the end of 1998. The acquisitions, which are discussed in greater detail in Note 10 to the Consolidated Financial Statements included herewithin, were accounted for using the purchase method. The total consideration for the transactions was $3,590,000, which was funded with cash and Company common stock.

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

Most Reasonably Likely Worst Case Scenario

         Management believes that the most significant risk to the Company of Year 2000 issues is the effect such issues may have on third-party payors, such as Medicare. With respect to Medicare payments, neither the Health Care Financing Administration nor its fiscal intermediaries have any contingency plan in place. However, the Health Care Financing Administration has mandated that its fiscal intermediaries submit a draft of their contingency plans to it and that they be prepared to ensure that no interruption of Medicare payments results from Year 2000 related failures of their systems. There can be no assurance that Year 2000 issues of third party payors will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

RISK FACTORS

         In addition to the other information included and incorporated by reference in this Form 10-K, shareholders and prospective investors should consider carefully the factors listed below in evaluating an investment in the Company's common stock. This Form 10-K contains certain forward-looking statements that include risks and uncertainties, and address, among other things, acquisition and expansion strategy, use of proceeds, projected capital expenditures, liquidity, possible third-party payor arrangements, cost reduction strategies, possible effects of changes in government regulation and managed care and availability of insurance. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, those discussed in the risk factors set forth below and matters set forth elsewhere in this Form 10-K.

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

Limited Operating History; Reliance on Key Personnel

         Prior to November 26, 1997, the Company conducted no significant operations and had no revenue while incurring corporate overhead expenses associated with building its management infrastructure. The Company's financial statements for the fiscal year ended December 31, 1997, cover a period of only 35 days of operating the Company's radiology services business. Although the Company now has audited financial statements for the full 12-month period ended December 31, 1998, the Company's limited operating history prior to 1998 may limit the Company's ability to prepare accurate projections for future periods, including projections of revenues and expenses. This brief operating history also may limit the Company's ability to anticipate the effect that changing economic conditions or other market conditions will have on the Company's operations and finances. The Company's limited operating history also may increase the Company's reliance on its senior executive management, some of whom have extensive experience in managing health care services companies or in developing the Company's current financial and operational strategies. Because of the difficulty in finding adequate replacements for such personnel, the loss of the services of any such personnel or the Company's inability in the future to attract and retain management and other key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain key man insurance for any of its executive officers. See "Management -- Employment Agreements; Covenants-Not-to-Compete" and "Certain Transactions."

Potential Need for Additional Capital

         The Company utilizes capital to purchase new imaging equipment and to upgrade and replace existing equipment. During 1998, the Company expended approximately $12.7 million to purchase, upgrade and replace imaging equipment. The Company also utilizes capital to expand within its existing markets and to enter new markets. During 1998, the Company expended approximately $52.9 million to make acquisitions and to enter into outsourcing relationships. The Company's capital sources have consisted primarily of income from operations and borrowings under the Company's credit facility. The Company's ability to accomplish its goals and to execute its business strategy depend on the Company's continued ability to access capital on appropriate terms. The Company's growth could be limited and its existing operations impaired unless it is able to obtain additional capital through subsequent debt or equity financings. There can be no assurance that borrowing capacity under the credit facility will be available to the Company when needed or that the Company will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to the Company. As a result, there can be no assurance that the Company will be able to implement its business strategy successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Dependence on Radiologists; Risk of Termination of Service Agreements

         The Company's radiology services include a professional component that must be provided by radiologists who are not directly employed or engaged by the Company. The Company does not control the radiologists who perform professional services for the Company. These radiologists, instead, are employed by related radiology practices that have affiliated with the Company through service agreements. The service agreements have terms of 40 years, but may be terminated by either party under certain conditions. There can be no assurance that the service agreements will not be terminated. Because the Company generates a portion of its service fee revenue through the service fees it receives pursuant to the service agreements, the termination of any of the radiology practices' service agreements could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Service Agreements."

         Each radiology practice entered into employment agreements with the key radiologists associated with each such practice. The employment agreements generally are for a term of five years. Although the Company, in conjunction with the radiology practices, will endeavor to maintain and renew such contracts, in the event a significant number of such radiologists terminate their relationships with the Company, the Company's business could be adversely affected. Further, if a significant number of radiologists or other medical service providers become unable or unwilling to continue in their roles, the Company's business could be adversely affected. Neither the Company nor the radiology practices maintains insurance on the lives of any affiliated physician for the benefit of the Company. See "Business -- Affiliation Structure."

Uncertainty Regarding the Enforceability of Noncompetition Provisions

         Each of the radiology practices entered into agreements with the stockholders and full-time radiologists at each radiology practice (subject to certain exceptions) that include covenants not to compete with the Company for a period of two years after termination of employment. See "Business -- Service Agreements." In most states, a covenant not to compete will be enforced only to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement, does not unreasonably restrain the party against whom enforcement is sought and is not contrary to public interest. This determination is made based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict with certainty whether a court will enforce such a covenant in a given situation. The Company also cannot predict with certainty whether the

Company's interest under the service agreements will be viewed as the type of protectable business interest that would support enforcement of the covenants not to compete. The inability of the Company to enforce radiologists' anti-competition covenants could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition

         The Company is under competitive pressure to acquire and retain the assets of, and to provide management and administrative services to, additional radiology services providers, radiology practices, MSOs and imaging centers. There are a number of publicly-traded companies focused on owning or managing imaging centers. The Company is aware of at least two privately-held physician practice management companies focused on professional and technical radiology services. Several companies, both publicly and privately held, that have established operating histories and, in some instances, greater resources than the Company are pursuing the acquisition of general and specialty physician practices. Additionally, some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to those of the Company. There can be no assurance that the Company will be able to compete effectively for the acquisition of, or affiliation with, radiology practices, that additional competitors will not enter the market, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management and administrative services to, radiology practices on terms beneficial to the Company, or that competitive pressures will not otherwise adversely affect the Company.
See "Business -- Competition."

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

RISKS RELATING TO THE COMPANY'S INDUSTRY

State and Federal Fraud and Abuse, Anti-Kickback and Anti-Referral Laws

         Various federal and state laws regulate the relationships between providers of health care services, physicians and other clinicians. See "Business -- Government Regulation and Supervision." These laws include the fraud and abuse provisions of the Social Security Act, which include the federal "anti-kickback" and Stark or anti-referral laws. The "anti-kickback" laws prohibit the offering, payment, solicitation or receipt of any direct or indirect remuneration for the referral of Medicare, Medicaid or other governmental program patients or for the recommendation, leasing, arranging, purchasing, ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of the "anti-kickback" laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in Medicare, Medicaid and other governmental programs. The Balanced Budget Act of 1997 ("BBA 97") contains certain reform provisions relating to Medicare, Medicaid and other governmental programs, that are intended to assist the government in its efforts to enforce the "anti-kickback" laws, including additional resources for enforcement, adding a civil money penalty and broadening the scope of circumstances under which mandatory or permissive exclusion from the programs may apply. Such exclusion and penalties, if applied to the Company's owned, operated or managed imaging centers, the radiology practices or physicians affiliated with the radiology practices, could result in significant loss of reimbursement to the affected individuals and entities. A determination of liability under any such laws could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Corporate Practice of Medicine; Fee Splitting

         The laws of many states, including each of the states in which the radiology practices are located, also prohibit business corporations, such as the Company, from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as fee-splitting, with physicians. These laws and their interpretations vary from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. The Company's strategy is to acquire certain assets and assume certain liabilities of, and to enter into service agreements with radiology practices. Pursuant to the service agreements, the Company will provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee. The Company intends to structure its relationships with the radiology practices (including the purchase of assets and the provision of services under the service agreements) to keep the Company from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians. There can be no assurance that regulatory authorities or other parties will not assert that the Company is engaged in the corporate practice of medicine in such states or that the payment of service fees to the Company by the radiology practices pursuant to the service agreements constitutes fee-splitting or the corporate practice of medicine. If such a claim was successfully asserted, the Company could be subject to civil and criminal penalties and could be required to restructure or terminate its contractual arrangements. Such results or the inability of the Company to successfully restructure its relationships to comply with such statutes could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Service Agreements."

Licensing and Certification Laws

         The ownership, construction, operation, expansion and acquisition of imaging centers are subject to various federal and state laws, regulations and approvals concerning the licensing of facilities, personnel, certificates of need and other required certificates for certain types of health care facilities and major medical equipment. Although the laws of five of the states in which the radiology practices are located do not subject imaging centers to certificate of need or separate licensing requirements as stand-alone imaging centers, the laws of other states in which the Company operates limit to some extent the Company's ability to acquire new imaging equipment or expand or replace its equipment at imaging centers in other states. No assurances can be given that the required regulatory approvals for any future acquisitions, expansions or replacements will be granted to the Company, and the failure to obtain such approvals could materially and adversely affect the Company's business, financial condition and results of operations. See "Business -- Government Regulation and Supervision."

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

         RBRVS-type payment systems also have been adopted by certain private third-party payors and the Company believes that it is likely that other private third-party payors will adopt this payment methodology in the future. Wider-spread implementation of such programs could reduce payments by private third-party payors and could indirectly reduce the Company's operating margins to the extent that the costs of providing management, administrative, technical and non-medical services related to such procedures could not be proportionately reduced. There can be no assurance that such cost reduction efforts by governmental or private third-party payors will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Government Regulation and Supervision."

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                PAGE
Report of Independent Public Accountants...........................................        F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998.......................        F-3

Consolidated Statements of Income for the Period from Inception (April 30, 1996)
     to December 31,1996 and for the Years
     Ended December 31, 1997 and 1998..............................................        F-4

Consolidated Statements of Stockholders' Equity for the Period from Inception
     (April 30, 1996) to December 31, 1996 and for the
     Years Ended December 31, 1997 and 1998........................................        F-5

Consolidated Statements of Cash Flows for the Period from Inception (April 30,
     1996) to December 31, 1996 and for the Years
     Ended December 31, 1997 and 1998..............................................        F-6

Notes to Consolidated Financial Statements.........................................        F-7

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




                                                ARTHUR ANDERSEN LLP


Dallas, Texas,
   January 27, 1999

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                   1997            1998
                                                                                ----------      ----------
CURRENT ASSETS:
   Cash and cash equivalents ..............................................     $    4,572      $    6,485
   Accounts receivable, net of allowances of $55,200 and $86,900 in
     1997 and 1998, respectively ..........................................         21,398          36,789
   Due from affiliated practices ..........................................          3,651           1,412
   Other current assets ...................................................          2,351           2,835
                                                                                ----------      ----------
         Total current assets .............................................         31,972          47,521
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $60,721 and $69,497 in 1997 and 1998, respectively ..................         22,837          37,002
INVESTMENTS IN JOINT VENTURES .............................................          3,725           5,424
INTANGIBLE ASSETS, net ....................................................          1,790          61,119
DEFERRED FINANCING COSTS, net .............................................          2,395           3,408
OTHER ASSETS ..............................................................             47           2,165
                                                                                ----------      ----------
         Total assets .....................................................     $   62,766      $  156,639
                                                                                ==========      ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ..................................     $   12,689      $   13,884
   Accrued physician retention ............................................          4,330           6,319
   Accrued salaries and benefits ..........................................          1,514           3,893
   Current portion of long-term debt ......................................            858             840
   Current portion of capital lease obligations ...........................          1,791           1,677
Deferred income taxes .....................................................          6,124             636
   Other current liabilities ..............................................          1,290             894
                                                                                ----------      ----------
         Total current liabilities ........................................         28,596          28,143
DEFERRED INCOME TAXES .....................................................          3,872           2,406
LONG-TERM DEBT, net of current portion ....................................         51,734         113,807
CAPITAL LEASE OBLIGATIONS, net of current portion .........................          1,482           3,887
OTHER LIABILITIES .........................................................            297             243
                                                                                ----------      ----------
         Total liabilities ................................................         85,981         148,486

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ...........................            820           1,107

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value; 10,000,000 shares authorized;
     no shares issued and outstanding .....................................             --              --
   Common stock, $.0001 par value; 50,000,000 shares authorized;
     17,234,852 and 19,243,949 shares issued and outstanding in
     1997 and 1998, respectively ..........................................              2               2
Additional paid-in capital ................................................        (18,460)           (910)
Retained earnings .........................................................         (5,577)          7,954
                                                                                ----------      ----------
         Total stockholders' equity .......................................        (24,035)          7,046
                                                                                ----------      ----------
         Total liabilities and stockholders' equity .......................     $   62,766      $  156,639
                                                                                ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 PERIOD FROM
                                                  INCEPTION
                                               (APRIL 30, 1996)
                                                      TO
                                                  DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                      1996              1997              1998
                                                  ------------      ------------      ------------
SERVICE FEE REVENUE .........................     $         --      $      8,683      $    135,604

COSTS AND EXPENSES:
   Salaries and benefits ....................               --             2,922            42,227
   Practice supplies ........................               --             1,036             8,865
   Practice rent and lease expense ..........               --               852            11,532
   Other practice expenses ..................               --             1,557            25,311
   Corporate general and administrative .....            1,623             4,910             9,597
   Depreciation and amortization ............                3               888            12,178
   Interest expense, net ....................               23               617             7,541
                                                  ------------      ------------      ------------
       Total costs and expenses .............            1,649            12,782           117,251
                                                  ------------      ------------      ------------

INCOME (LOSS) BEFORE TAXES, MINORITY
INTERESTS IN CONSOLIDATED SUBSIDIARIES
AND EQUITY IN EARNINGS OF INVESTMENTS .......           (1,649)           (4,099)           18,353

EQUITY IN EARNINGS OF INVESTMENTS ...........               --               220             4,339

MINORITY INTERESTS IN CONSOLIDATED
SUBSIDIARIES ................................               --               (49)             (710)
                                                  ------------      ------------      ------------

INCOME (LOSS) BEFORE TAXES ..................           (1,649)           (3,928)           21,982

INCOME TAX EXPENSE ..........................               --                --             8,451
                                                  ------------      ------------      ------------

NET INCOME (LOSS) ...........................     $     (1,649)     $     (3,928)     $     13,531
                                                  ============      ============      ============



NET INCOME (LOSS) PER COMMON SHARE:
       Basic ................................     $      (0.82)     $      (1.13)     $       0.72
       Diluted ..............................     $      (0.82)     $      (1.13)     $       0.70

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Basic ................................        2,000,000         3,450,948        18,739,106
       Diluted ..............................        2,000,000         3,450,948        19,334,658


        The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   ADDITIONAL
                                                           COMMON STOCK              PAID-IN          RETAINED
                                                     SHARES           AMOUNT         CAPITAL          EARNINGS          TOTAL
                                                  -----------      -----------     -----------      -----------      -----------
BALANCE, inception (April 30,
     1996) ..................................              --      $        --     $        --      $        --      $        --
   Issuance of common stock .................       2,000,000               --             250               --              250
   Net loss .................................              --               --              --           (1,649)          (1,649)
                                                  -----------      -----------     -----------      -----------      -----------
BALANCE, December 31, 1996 ..................       2,000,000               --             250           (1,649)          (1,399)
   Cancellation of common stock .............      (1,000,000)              --              --               --               --
   Initial public offering, net .............       3,000,000               --          29,081               --           29,081
   Common stock issued to
     initial radiology practices
     in conjunction with the
     Reorganizations ........................      12,646,446                2            (713)              --             (711)
   Conversion of convertible notes
     payable into common stock ..............         510,406               --           3,500               --            3,500
   Payment of cash dividends to
     initial radiology practices ............              --               --         (50,588)              --          (50,588)
   Exercise of stock options ................          78,000               --              10               --               10
   Net loss .................................              --               --              --           (3,928)          (3,928)
                                                  -----------      -----------     -----------      -----------      -----------
BALANCE, December 31, 1997 ..................      17,234,852                2         (18,460)          (5,577)         (24,035)
   Common stock issued in
     connection with acquisitions ...........       1,812,054               --          17,502               --           17,502
   Exercise of stock options ................         197,043               --              48               --               48
   Net income ...............................              --               --              --           13,531           13,531
                                                  -----------      -----------     -----------      -----------      -----------
BALANCE, December 31, 1998 ..................      19,243,949      $         2     $      (910)     $     7,954      $     7,046
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

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          PERIOD FROM
                                                                           INCEPTION
                                                                        (APRIL 30, 1996)
                                                                               TO            YEAR ENDED DECEMBER 31,
                                                                           DECEMBER 31,    --------------------------
                                                                              1996            1997            1998
                                                                           ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................     $   (1,649)     $   (3,928)     $   13,531
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities --
     Minority interests in consolidated subsidiaries .................             --              49             710
     Depreciation and amortization ...................................              3             888          12,178
     Equity in earnings of investments ...............................             --            (220)         (4,339)
     Gain on sale of assets ..........................................             --              (6)             --
     Changes in assets and liabilities:
       Accounts receivable, net ......................................             --          (1,787)        (10,379)
       Other receivables and other current assets ....................            (15)         (3,908)          2,872
       Other assets ..................................................            (14)         (2,412)         (2,118)
       Accounts payable and accrued expenses .........................            476           6,828           1,953
       Accrued salaries and benefits .................................             --            (433)          2,380
       Other current liabilities .....................................             --             (87)           (450)
       Other liabilities .............................................             --            (317)         (6,388)
                                                                           ----------      ----------      ----------
         Net cash provided by (used in) operating activities .........         (1,199)         (5,333)          9,950
                                                                           ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of property and equipment ..................             --               6              --
   Purchases of property and equipment, net ..........................            (60)           (481)        (12,651)
   Cash paid for acquisitions ........................................             --              --         (52,866)
   Contributions to joint ventures ...................................             --            (100)           (571)
   Distributions from joint ventures .................................             --             155           2,587
                                                                           ----------      ----------      ----------
         Net cash used in investing activities .......................            (60)           (420)        (63,501)
                                                                           ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable ...........................            400              --              --
   Payment on notes payable ..........................................           (400)             --              --
   Proceeds from issuance of convertible notes payable ...............          3,500              --              --
   Proceeds from issuance of long-term debt, net .....................             --          49,600          59,814
   Payment on debt of initial radiology practices ....................             --         (23,420)             --
   Payment on capital leases .........................................             --              --          (3,282)
   Cash dividends to initial radiology practices .....................             --         (50,588)             --
   Cash received in the Reorganizations ..............................             --           3,188              --
   Proceeds from the issuance of common stock, net ...................            250          29,081              --
   Proceeds from the exercise of stock options .......................             --              10              48
   Advances to radiology practices and other .........................             --             (37)         (1,116)
                                                                           ----------      ----------      ----------
         Net cash provided by financing activities ...................          3,750           7,834          55,464
                                                                           ----------      ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................          2,491           2,081           1,913

CASH AND CASH EQUIVALENTS, beginning of period .......................             --           2,491           4,572
                                                                           ----------      ----------      ----------

CASH AND CASH EQUIVALENTS, end of period .............................     $    2,491      $    4,572      $    6,485
                                                                           ==========      ==========      ==========

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Assets acquired from radiology practices ..........................     $       --      $   53,427      $   16,677
                                                                           ----------      ----------      ----------
   Liabilities and debt assumed from radiology practices .............     $       --      $   54,138      $    7,404
                                                                           ----------      ----------      ----------
   Common stock issued to radiology practices ........................     $       --      $  151,757      $   17,502
                                                                           ----------      ----------      ----------
   Conversion of convertible notes payable into common stock .........     $       --      $    3,500      $       --
                                                                           ----------      ----------      ----------


        The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998

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

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998

Accounts Receivable

         Accounts receivable principally represent receivables from patients and other third-party payors for medical services provided by the radiology practices. Such amounts are recorded net of contractual allowances and estimated bad debts.

         Under the terms of the service agreements, the Company purchases the accounts receivable from the radiology practices, net of estimated allowances. An estimated allowance is provided on the accounts receivable based on historical collection rates. These allowances are reviewed periodically and adjusted based on changes in historical collection rates. Any adjustment to the allowances affects the future operations of the radiology practices and resulting service fee recorded by the Company.

         The following table sets forth changes in the accounts receivable allowances for 1997 and 1998 (in thousands):

                                                          1997             1998
                                                     -------------     -------------
      Balance, beginning of period..............     $          --     $      55,200
        Allowance from initial radiology
         or from new affiliations...............            51,865            16,031
        Provision...............................            14,809           225,245
        Writeoffs and adjustments...............           (11,474)         (209,576)
                                                     -------------     -------------
      Balance, end of period....................     $      55,200     $      86,900
                                                     =============     =============

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

         The names, percentage ownership and 1998 financial information related to the Company's significant joint ventures is as follows (in thousands):

                                                                   Total        Total        Net
                      Name                        Ownership       Assets     Liabilities   Income
                      ----                        ---------       ------     -----------  ---------
      Advanced Imaging of Carroll County              50%        $   586     $       73   $   2,347
      White Square Imaging Center                     50%          2,729            678       2,346
      MRI of Kansas                                   22%          3,315            674       2,557
      Northeast Baptist Imaging Center                49%          1,490              8         608

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

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998


         The service agreements consist of the costs of purchasing the rights to manage radiology practices. Under the initial 40-year term of the agreements, the radiology practices have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. In the event a radiology practice breaches the service agreement, or if the Company terminates with cause, the radiology practice is required to purchase all related tangible and intangible assets, including the unamortized portion of the service agreement intangible asset, at the then net book value. The Company amortizes the service agreement costs over a 25-year period consistent with accounting policies used by other companies in the Company's industry.

Impairment of Long-Lived Assets

         Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining balance of the intangible assets and property and equipment may not be recoverable or that the remaining useful lives may warrant revision. When factors indicate that intangible assets and property and equipment should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted cash flows over the remaining lives of the intangible assets and property and equipment and compares it to the business segment's intangible assets and property and equipment balances to determine whether the intangible assets and property and equipment are recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the asset. When an adjustment is required the Company evaluates the remaining amortization periods using the factors outlined in APB No. 17. The Company recorded no impairment charges during 1997 or 1998.

Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses at December 31, 1997 and 1998 consisted of the following (in thousands):

                                                  1997             1998
                                             -------------     -------------
      Accounts payable                       $       6,154     $       5,895
      Patient refunds                                1,656             3,396
      Other payables and accrued expenses            4,879             4,593
                                             -------------     -------------
                                             $      12,689     $      13,884
                                             =============     =============

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

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998


         In 1997, the Company displayed physician group revenue in its consolidated statements of income. Since the Company has not established a "controlling financial interest" under EITF 97-2, the 1997 display has been restated to reflect the service fees earned as revenues. This change had no effect on the Company's financial position, results of operations, or liquidity.

         The following table sets forth the amounts of physician groups revenue that would have been presented in the consolidated statements of income had the Company met the provisions of EITF 97-2 (in thousands):

                                                                   1997             1998
                                                              -------------     -------------
      Physician groups revenue, net of contractual
         allowances and estimated bad debts............       $      13,709     $     208,983
      Less: amounts retained by physician groups.......              (5,026)          (73,379)
                                                              -------------     -------------
      Service fee revenue, as reported                        $       8,683     $     135,604
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
                                                              =============     =============

      For the year ended December 31, 1998, four of the Company's radiology practices each contributed 10% or more of the Company's service fee revenue as follows (in thousands):

                                                                                1998 Service
                Practice                                                        Fee Revenue
                --------                                                        -----------
      Advanced Radiology, LLC                                                     $43,774
      Mid Rockland Imaging Associates, P.C.                                        19,701
      The Ide Group, P.C.                                                          19,390
      Community Radiology Associates, Inc.                                         14,659

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998


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

Net Income Per Share

         The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. For the year ended December 31, 1998, 595,552 shares related to stock options were included in diluted EPS.

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

Cash Paid During Year

         The Company paid the following amounts for interest and income taxes (in thousands):


                            1996           1997           1998
                         ----------     ----------     ----------
Interest ...........     $        7     $      254     $    8,653
Income taxes .......             --             --         15,423

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998


3. ACQUISITIONS AND PRACTICE AFFILIATIONS:

         During 1998, the Company completed the following acquisitions and practice affiliations. All of the acquisitions were accounted for under the purchase method. Operating results are included from the date of affiliation. The Company has no contingent payments, options or commitments relating to these transactions.

         In January 1998, the Company completed its affiliation with Community Radiology Associates, a ten-physician radiology practice based in Rockville, Maryland. The Company also completed the acquisition of Community Radiology Associates' seven imaging centers and the acquisition of four independent imaging centers in the Greater Bay Area of Northern California. Total consideration for these transactions was approximately $41,433,000, consisting of the issuance of 1,019,018 shares of the Company's common stock valued at approximately $10,700,000 (509,510 shares will be issued in January 1999), cash and assumed debt.

         In April 1998, the Company completed its affiliation with Radiology Imaging Associates, a ten-physician radiology practice based in Fort Pierce, Florida. The Company also completed the acquisition of Radiology Imaging Associates' imaging center and the acquisition of an independent imaging center in the Hudson Valley Area of Southern New York. In June 1998, the Company completed the acquisition of an independent imaging center in the Greater Bay Area of Northern California. The total consideration for these transactions was approximately $15,100,000, consisting of the issuance of 433,662 shares of the Company's common stock valued at approximately $4,400,000, cash and assumed debt.

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

         In September 1998, the Company completed its affiliation with WB&A Imaging, P.C. (formerly known as Drs. Wener, Boyle & Associates, P.A.), a 15-physician radiology practice based in the Washington, D.C. Metropolitan Area. The Company also completed the acquisition of WB&A Imaging, P.C.'s four imaging centers. The total consideration for the transaction was approximately $9,067,000, consisting of the issuance of 359,374 shares of the Company's common stock valued at approximately $2,400,000, cash and assumed debt.

         The Company's 1998 acquisitions are summarized as follows (in thousands):

      Assets acquired:
         Accounts receivable                                  $       5,014
         Property and equipment                                      11,663
      Liabilities assumed:
         Debt assumed                                                 6,172
         Other liabilities                                            1,232
                                                              -------------
      Net assets acquired                                             9,273
      Total consideration exchanged
         Cash                                                        52,866
         Common stock                                                17,502
                                                              -------------
      Value assigned to service agreements                    $      61,095
                                                              =============

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998


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
                                                                             ==========        ==========

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998


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
                                                                             ==========        ==========


         On November 26, 1997, the Company entered into a bank credit facility (the "Credit Facility"). The Credit Facility was amended on May 19, 1998. The loan agreement provides for revolving loans of up to $160,000,000 to be used for acquisitions and general working capital needs. The Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000. The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $160,000,000 or 3.00 times the consolidated EBITDA of the Company, giving pro forma effect to acquisitions made with such borrowings. At December 31, 1998, the Company's debt could not exceed $135,000,000 under the Credit Facility. The Company had outstanding borrowings of $112,500,000 under the Credit Facility and an additional approximately $7.7 million outstanding under other credit arrangements (consisting of $5.6 million of capital lease obligations and $2.1 million in a note payable to a bank). At the Company's option, the interest rate is (i) an adjusted LIBOR rate plus an applicable margin which can vary from 1.5% to 2.5% dependent on certain financial ratios or (ii) the prime rate plus an applicable margin which can vary from 0.5% to 1.5%. In each case the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements of which the Company is or becomes a party and a pledge of the stock of the Company's subsidiaries.

         The maturities of long-term debt at December 31, 1998 are as follows (in thousands):

                     1999                 $        840
                     2000                       19,796
                     2001                       37,761
                     2002                       37,500
                     2003                       18,750
                                          ------------
                                          $    114,647
                                          ============


         As of December 31, 1997 and 1998, accumulated amortization of deferred financing costs was approximately $33,000 and $661,000, respectively. Such costs are being amortized over a straight-line method which approximates the effective interest method.

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998


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

Stock Option Plan

         During 1996, the Company's Board of Directors approved the 1996 Stock Option Plan (the "Plan") under which 3,000,000 options to purchase shares of the Company's common stock may be granted to key directors, employees and other health care professionals associated with the Company, as defined by the Plan. Options granted under the Plan may be either incentive stock options ("ISO") or nonqualified stock options ("NQSO"). The option price per share under the Plan may not be less than 100% of the fair market value at the grant date for ISO and may not be less than 85% of the fair market value at the grant date for NQSO. All of the options granted under the Plan through December 31, 1998 were at fair market value. Generally, options vest over a 5-year period and are exercisable over a ten-year life. As of December 31, 1996, 1997 and 1998, 1,300,000, 1,591,000 and 2,117,000 shares, respectively, were outstanding under the Plan. Since the Plan's inception, the Board of Directors granted options to purchase 30,000 shares of common stock outside the Plan. Compensation expense related to the non-employee portion of these shares is not material. The following table summarizes the combined activity under the Plan and the options granted outside the Plan at December 31, 1996, 1997 and 1998:

                                          1996                     1997                    1998
                                 ----------------------   ---------------------   ---------------------
                                             Wtd. Avg.               Wtd. Avg.                Wtd. Avg.
                                   Shares    Exercise      Shares    Exercise      Shares     Exercise
                                   (000's)     Price       (000's)     Price       (000's)     Price
                                 ---------  -----------   --------   ----------   --------   ----------
Outstanding, beginning of year          --  $      0.00      1,300   $     0.70      1,591   $     5.19
Granted                              1,300  $      0.70        663   $    11.15      1,427   $     9.24
Exercised                               --  $      0.00        (78)  $     0.13       (197)  $     0.24
Cancelled                               --  $      0.00       (294)  $     0.13       (704)  $     8.99
                                 ---------  -----------   --------   ----------   --------   ----------
Outstanding, end of year             1,300  $      0.70      1,591   $     5.19      2,117   $     7.14
                                 =========  ===========   ========   ==========   ========   ==========
Exercisable, end of year                96  $      0.20        656   $     4.10        718   $     5.79
Price Range                          $0.13 to $8.00           $0.13 to $12.00        $0.13 to $12.00

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998



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

                                                      1997              1998
                                                  ------------      ------------
Net income (loss):
     As reported                                  $     (3,928)     $     13,531
     Pro forma                                          (5,599)           12,117
Net income (loss) per share (diluted):
     As reported                                  $      (1.13)     $       0.70
     Pro forma                                           (1.62)             0.63


         The fair value of each option grant is estimated using the following weighted-average assumptions for grants in 1997 and 1998, respectively: risk-free interest rate of 5.1 and 5.6 percent; expected life of 2.58 and 2.81 years; expected volatility of 125.0 and 67.0 percent; and dividend yield of zero in 1997 and 1998. The weighted-average grant-date fair value of new grants in 1998 was $6.80 per share.

7. INCOME TAXES:

         Income tax expense in 1996, 1997 and 1998 is composed of the following amounts (in thousands):

                                             1996                1997                 1998
                                        ---------------     ---------------      ---------------
Current income tax expense
   Federal ........................     $            --     $            --      $         8,418
   State and local ................                  --                  --                2,915
                                        ---------------     ---------------      ---------------
                                                     --                  --               11,333
Deferred income tax benefit
   Federal ........................                  --                  --               (2,507)
   State ..........................                  --                  --                 (375)
                                        ---------------     ---------------      ---------------
                                                     --                  --               (2,882)
Income tax expense ................     $            --     $            --      $         8,451
                                        ===============     ===============      ===============

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998


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
                                                                  ==============    =============

         Because of the Company's limited operating history, and possible positions which could be taken by taxing authorities, the Company has fully reserved its estimated net operating loss carryforwards.

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998

8. COMMITMENTS AND CONTINGENCIES:

Leases

         The Company leases office space as well as certain equipment under capital leases and noncancelable operating lease agreements, which expire at various dates through 2011. At December 31, 1998, minimum annual rental commitments under capital leases and noncancelable operating leases with terms in excess of one year are as follows:

   Years Ending                                                   Capital            Operating
   December 31,                                                   Leases               Leases
   ------------                                                   ---------           ---------
    1999                                                          $   2,244           $   5,271
    2000                                                              1,977               4,011
    2001                                                              1,413               2,738
    2002                                                                876               2,315
    2003                                                                144               2,025
    Thereafter                                                           --              11,439
                                                                  ---------           ---------
    Total minimum lease payments                                  $   6,654           $  27,799
                                                                                      =========
    Less - Amount representing interest                              (1,090)
                                                                  ---------
    Present value of minimum capital lease payments                   5,564
    Less - Current portion of capital lease obligations              (1,677)
                                                                  ---------
    Capital lease obligations, net of current portion             $   3,887
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

         There can be no assurance that the Company will not be named as a defendant in lawsuits for matters arising out of events that occurred prior to the acquisition of the related radiology practices. Each practice has retained responsibility for, and /or agreed to indemnify the Company in full against, the liabilities associated with these lawsuits. In the event the Company is named as a party in any of these lawsuits, or a monetary judgment is entered against the Company and indemnification is unavailable for any reason, the Company's business, financial condition and results of operations could be materially adversely affected. The Company does not net litigation accruals with expected insurance recoveries.

9. SEGMENT REPORTING

         The Company has four reportable segments: Mid-Atlantic Region, Northeastern Region, Central Region, and Western Region. The Company's reportable segments are strategic business units defined by geography. Each owns and operates imaging centers and provides management services to the radiology practices within their respective regions.

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998


         The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate taxes associated with income to any of the regions. They are managed separately because each region operates under different contractual arrangements, providing service to a diverse mix of patients and payors.


                      FOR THE YEAR ENDED DECEMBER 31, 1998

                              Mid-Atlantic Northeastern   Central       Western
                               Region (1)  Region (2)    Region (3)    Region (4)     Total
                              ------------ -----------  -----------   -----------  -----------
Service fee revenue           $    60,317  $    39,091  $    16,688   $    19,508  $   135,604
Total operating expenses           39,288       26,587        9,065        12,995       87,935
                              -----------  -----------  -----------   -----------  -----------
Segment contribution               21,029       12,504        7,623         6,513       47,669
Contribution margin                    35%          32%          46%           33%          35%
Depreciation and
    amortization expense            5,068        2,015          666         2,012        9,761
Interest Expense                      793          748          168           687        2,396
Segment Profit                     16,945        9,741        8,641         3,814       39,141

Segment assets                     44,101       22,470       11,756        12,029       90,356
Expenditures for
   segment assets                   3,457        4,991          284         1,125        9,857


(1)      Includes the Mid-Atlantic Market.
(2)      Includes the Finger Lakes and Hudson Valley Markets.
(3)      Includes the South Texas, Treasure Coast and Northeast Kansas Markets.
(4)      Includes the Bay Area Market.


                      FOR THE YEAR ENDED DECEMBER 31, 1997

                              Mid-Atlantic Northeastern   Central       Western
                                 Region       Region       Region       Region        Total
                              -----------  -----------  -----------   -----------  -----------
Service fee revenue           $     3,533  $     3,105  $       880   $     1,165  $     8,683
Total operating expenses            2,766        2,147          586           868        6,367
                              -----------  -----------  -----------   -----------  -----------
Segment contribution                  767          958          294           297        2,316
Contribution margin                    22%          31%          33%           25%          27%
Depreciation and
    amortization expense              351          166           39           103          659
Interest Expense                       94           70            8            30          202
Segment Profit                        434          722          306           164        1,626

Segment assets                     28,268       14,565        7,747         5,832       56,412
Expenditures for
   segment assets                      --           --           --            --           --

Reconciliation of Profits                                   1997                      1998
                                                     ------------------         -----------------
     Segment profit                                  $            1,626         $          39,141
     Unallocated amounts:
         Corporate general and administrative                    (4,910)                   (9,597)
         Corporate depreciation and amortization                   (229)                   (2,417)
         Corporate interest expense                                (415)                   (5,145)
                                                     ------------------         -----------------
     Income (loss) before taxes                      $           (3,928)        $          21,982
                                                     ===================        =================

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,1997 and 1998

Reconciliation of Assets and Expenditures                   1997                      1998
                                                     ------------------         -----------------
Assets:
     Segment amounts                                 $           56,412         $          90,356
     Corporate assets (including intangible assets)               6,354                    66,283
                                                     ------------------         -----------------
     Total assets                                    $           62,766         $         156,639
                                                     ==================         =================

Expenditures
     Segment amounts                                 $               --         $           9,857
     Corporate expenditures                                         481                     2,794
                                                     ------------------         -----------------
     Total expenditures                              $              481         $          12,651
                                                     ==================         =================

10. SUBSEQUENT EVENTS:

         On January 4, 1999, the Company acquired all of the outstanding stock of Emporia Radiology, P.C. ("Emporia"), a radiology practice located in Emporia, Kansas. In connection with the acquisition, Emporia's physicians joined Radiology and Nuclear Medicine, L.L.C. ("RNM"), and became subject to the service agreement between RNM and the Company. The total purchase price was $1,190,000, consisting of the issuance of 50,264 shares of the Company's common stock valued at approximately $304,000, and cash. This acquisition will be accounted for using the purchase method.

On February 6, 1999, the Company acquired all of the outstanding stock of Steven
P. Braff, M.D., P.C. ("Braff"), a radiology practice located in Rochester, New York. In connection with the acquisition, the professional services will be provided by Ide Imaging Group, P.C. ("Ide"), subject to the service agreement between Ide and the Company. The total purchase price was $2,400,000 cash. This acquisition will be accounted for using the purchase method.

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

         10.43 Office Building Sublease Agreement by and between Fibreboard Corporation and American Physician Partners, Inc. ******

         21.1     Subsidiaries *******

         24.1 Power of Attorney (contained on the signature page of the Form 10-K)*******

         27       Financial Data Schedule *******


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

******* Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-K filed on February 22, 1999.

     (b) Financial Statement Schedules.

     Schedules are omitted because they are not applicable, or the information is included in the financial statements or the notes thereto.

     (c) Reports on Form 8-K.

                                 SIGNATURE PAGE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, American Physician Partners, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on May 12, 1999.

                                      AMERICAN PHYSICIAN PARTNERS, INC.


                                      By:  /s/ Mark L. Wagar
                                         -------------------------------------
                                           Mark  L. Wagar
                                           Chairman of the Board, President
                                           and Chief Executive Officer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                      DATE
---------                                -----                                      ----

/s/ Mark L. Wagar                        Chairman of the Board of Directors,        May 12, 1999
-------------------------------          President, and Chief Executive Officer
 Mark L. Wagar                           (Principal Executive Officer)


/s/ Sami S. Abbasi                       Senior Vice President and Chief Financial  May 12, 1999
-------------------------------          Officer (Principal Financial Officer)
 Sami S. Abbasi


/s/ David W. Young*                      Treasurer and Controller (Principal        May 12, 1999
-------------------------------          Accounting Officer)
 David W. Young


/s/ John Pappajohn*                      Director                                   May 12, 1999
-------------------------------
 John Pappajohn


/s/ Derace L. Schaffer, M.D.*            Director                                   May 12, 1999
-------------------------------
 Derace L. Schaffer, M.D.


/s/ Michael L. Sherman, M.D.*            Director                                   May 12, 1999
-------------------------------
 Michael L. Sherman, M.D.


/s/ John W. Colloton*                    Director                                   May 12, 1999
-------------------------------
 John W. Colloton


/s/ Less T. Chafen, M.D.*                Director                                   May 12, 1999
-------------------------------
 Less T. Chafen, M.D


By: /s/ Mark L. Wagar *
   ----------------------------
     Mark L. Wagar,
     As Attorney in Fact

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

         10.42    Office Building Lease Agreement between The Equitable-Nissei
                  Dallas Company and Fibreboard Corporation ******

         10.43    Office Building Sublease Agreement by and between Fibreboard
                  Corporation and American Physician Partners, Inc. ******

         21.1     Subsidiaries *******

         24.1     Power of Attorney (contained on the signature page of the Form
                  10-K)*******

         27       Financial Data Schedule *******


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

******* Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-K filed on February 22, 1999.