Form 10-Q
period 1999-03-31
AMERICAN PHYSICIAN PARTNERS INC
filed 1999-05-17
CIK 1031329

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


         (MARK ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______________________________________________

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

                                Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at May 11, 1999
              -----                            ---------------------------
 COMMON STOCK, $0.0001 PAR VALUE                    17,297,213 SHARES


================================================================================

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                    FORM 10-Q

                                      INDEX

FORM 10-Q ITEM                                                                                                 PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998..........   1

                  Consolidated Statements of Income (Unaudited) for the three months
                  ended March 31, 1999 and 1998...............................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the three months
                  ended March 31, 1999 and 1998...............................................................   3

                  Notes to Consolidated Financial Statements..................................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  13

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................   13

         Item 2.  Changes in Securities.......................................................................  13

         Item 3.  Defaults Upon Securities....................................................................  13

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  13

         Item 5.  Other Information ..........................................................................  13

         Item 6.  Exhibits and Reports on Form 8-K............................................................  13

SIGNATURES....................................................................................................  14

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                 MARCH 31,    DECEMBER 31,
                                                                                                   1999           1998
                                                                                                ---------     -----------
                                                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ..............................................................     $   4,419      $   6,485
   Accounts receivable, net of allowances .................................................        40,636         36,789
   Due from affiliated practices ..........................................................           905          1,412
   Other current assets ...................................................................         3,536          2,835
                                                                                                ---------      ---------
      Total current assets ................................................................        49,496         47,521
PROPERTY AND EQUIPMENT, net of accumulated depreciation ...................................        42,128         37,002
INVESTMENTS IN JOINT VENTURES .............................................................         5,657          5,424
INTANGIBLE ASSETS, net ....................................................................        64,608         61,119
DEFERRED FINANCING COSTS, net .............................................................         3,285          3,408
OTHER ASSETS ..............................................................................         2,382          2,165
                                                                                                ---------      ---------
      Total assets ........................................................................     $ 167,556      $ 156,639
                                                                                                =========      =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ..................................................     $  12,800      $  13,884
   Accrued physician retention ............................................................         7,313          6,319
   Accrued salaries and benefits ..........................................................         4,631          3,893
   Current portion of long-term debt ......................................................           840            840
   Current portion of capital lease obligations ...........................................         1,820          1,677
   Deferred income taxes ..................................................................           617            636
   Other current liabilities ..............................................................         1,566            894
                                                                                                ---------      ---------
      Total current liabilities ...........................................................        29,587         28,143
DEFERRED INCOME TAXES .....................................................................         2,406          2,406
LONG-TERM DEBT, net of current portion ....................................................       118,334        113,807
CAPITAL LEASE OBLIGATIONS, net of current portion .........................................         4,819          3,887
OTHER LIABILITIES .........................................................................           226            243
                                                                                                ---------      ---------
      Total liabilities ...................................................................       155,372        148,486

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ...........................................           949          1,107

STOCKHOLDERS' EQUITY:
   Common stock ...........................................................................             2              2
   Additional paid-in capital .............................................................          (605)          (910)
   Retained earnings ......................................................................        11,838          7,954
                                                                                                ---------      ---------
      Total stockholders' equity ..........................................................        11,235          7,046
                                                                                                ---------      ---------
      Total liabilities and stockholders' equity ..........................................     $ 167,556      $ 156,639
                                                                                                =========      =========

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                             1999              1998
                                                                                          ------------      ------------
                                                                                                    (UNAUDITED)
SERVICE FEE REVENUES ................................................................     $     39,195      $     29,716

COSTS AND EXPENSES:
  Salaries and benefits .............................................................           11,843             9,368
  Practice supplies .................................................................            2,480             2,186
  Practice rent and lease expense ...................................................            3,823             2,360
  Other practice expenses ...........................................................            6,672             5,343
  Corporate general and administrative ..............................................            2,629             2,010
  Depreciation and amortization .....................................................            3,612             2,472
                                                                                          ------------      ------------
       Total costs and expenses .....................................................           31,059            23,739
                                                                                          ------------      ------------

OPERATING INCOME ....................................................................            8,136             5,977

OTHER EXPENSES:
  Interest expense, net .............................................................            2,340             1,400
                                                                                          ------------      ------------
       Total other expenses .........................................................            2,340             1,400
                                                                                          ------------      ------------

INCOME BEFORE TAXES, MINORITY
INTERESTS IN CONSOLIDATED SUBSIDIARIES
AND EQUITY IN EARNINGS OF INVESTMENTS ...............................................            5,796             4,577

EQUITY IN EARNINGS OF INVESTMENTS ...................................................              673               651

MINORITY INTERESTS IN INCOME OF
CONSOLIDATED SUBSIDIARIES ...........................................................             (204)             (106)
                                                                                          ------------      ------------

INCOME BEFORE TAXES .................................................................            6,265             5,122

INCOME TAX EXPENSE ..................................................................           (2,381)           (2,049)
                                                                                          ------------      ------------

NET INCOME ..........................................................................     $      3,884      $      3,073
                                                                                          ============      ============

NET INCOME PER COMMON SHARE
  Basic .............................................................................     $       0.20      $       0.17
  Diluted ...........................................................................     $       0.20      $       0.16

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic .............................................................................       19,294,638        18,054,221
  Diluted ...........................................................................       19,730,139        18,843,878

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                              1999          1998
                                                                                            --------      --------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................................................     $  3,884      $  3,073
   Adjustments to reconcile net income to net cash
      provided by operating activities --
      Minority interests ..............................................................          204           106
      Depreciation and amortization ...................................................        3,612         2,472
      Equity in earnings of investments ...............................................         (673)         (651)
      Changes in assets and liabilities
          Accounts receivable, net ....................................................       (3,534)       (2,269)
          Other receivables and other current assets ..................................         (194)        2,138
          Other assets ................................................................         (177)          302
          Accounts payable and accrued expenses .......................................          (90)       (6,603)
          Accrued salaries and benefits ...............................................          738           297
          Other liabilities ...........................................................          633         1,494
                                                                                            --------      --------
             Net cash provided by operating activities ................................        4,403           359
                                                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ................................................       (6,061)       (1,797)
   Cash paid for acquisitions .........................................................       (4,461)      (26,054)
   Contributions to joint ventures ....................................................          (50)         (130)
   Distributions from joint ventures ..................................................           91            88
                                                                                            --------      --------
             Net cash used in investing activities ....................................      (10,481)      (27,893)
                                                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt ...........................................        4,477        30,594
   Payments on capital leases .........................................................         (465)         (699)
                                                                                            --------      --------
             Net cash provided by financing activities ................................        4,012        29,895
                                                                                            --------      --------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS ..................................................................       (2,066)        2,361

CASH AND CASH EQUIVALENTS, beginning of period ........................................        6,485         4,572
                                                                                            --------      --------

CASH AND CASH EQUIVALENTS, end of period ..............................................     $  4,419      $  6,933
                                                                                            ========      ========

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated unaudited financial statements have been prepared by American Physician Partners, Inc., a Delaware corporation, (together with its subsidiaries, "APPM" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 1998, included in APPM's Form 10-K filed with the Securities and Exchange Commission on February 22, 1999.

1. DESCRIPTION OF BUSINESS:

         APPM develops, consolidates and manages radiology and imaging networks. The Company was incorporated in 1996, but conducted no significant operations until November 26, 1997, when the Company consummated an initial public offering ("IPO") and simultaneously exchanged cash and shares of its common stock for certain assets of and liabilities associated with seven radiology practices (the "Reorganizations"). These exchanges were accounted for using the historical cost basis with the stock being valued at the historical cost of the net assets received by the Company. Cash consideration given in these exchanges was treated for accounting purposes as a dividend from the Company.

         At March 31, 1999, the Company owned, operated or maintained an ownership interest in imaging equipment at 88 locations. The Company's radiology facilities are concentrated in California, Florida, Kansas, Maryland, New York, Texas, Virginia and Washington D.C. Physician services are provided at all of APPM's 78 imaging centers under the terms of service agreements with ten radiology practices, seven of which expire in November 2037, with the other three expiring in 2038. Under the terms of the service agreements, the Company provides management, administrative, technical and non-medical services to radiology practices in return for service fees. The service agreements cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. However, under certain conditions, the Company can terminate the service agreement if the number of physicians in a practice falls below a certain percentage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Standard - Revenue Presentation

         The Financial Accounting Standards Board's Emerging Issues Task Force issued its abstract, Issue 97-2, "Application of FASB Statement No. 94 and Accounting Principles Board ("APB") Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" ("EITF 97-2"). EITF 97-2 addresses issues relating to (1) whether a "controlling financial interest" can be established through a contractual management agreement under FASB Statement No. 94, (2) whether a transaction between a physician practice management entity ("PPM") and a physician practice in which the PPM enters into a management agreement with the physician practice should be considered a business combination and thus accounted for under APB No. 16, (3) whether the pooling-of-interests method of accounting may be followed in certain circumstances, (4) what are common types of intangibles that should be considered in performing the purchase price allocation, and (5) whether an employee of the physician practice should be considered an employee of the PPM for purposes of accounting for that stock-based compensation.

         In 1998, the Company displayed physician group revenue in its consolidated statements of income. Since the Company has not established a "controlling financial interest" under EITF 97-2, the 1998 display has been restated to reflect the service fees earned as revenues. This change had no effect on the Company's financial position, results of operations, or liquidity.

         The following table sets forth the amounts of physician groups revenue that would have been presented in the consolidated statements of income had the Company met the provisions of EITF 97-2 (in thousands):

                                                            For the Three Months Ended March 31,
                                                                   1999             1998
                                                              -------------     -------------
      Physician groups revenue, net....................       $      58,500     $      47,008
      Less: amounts retained by physician groups.......             (19,305)          (17,292)
                                                              -------------     -------------
      Service fee revenue, as reported                        $      39,195     $      29,716
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

         Service fee revenue consists of the following (in thousands):

                                                            For the Three Months Ended March 31,
                                                                   1999             1998
                                                              -------------     -------------
      Professional component ..........................       $      10,280     $       7,722
      Technical component .............................              28,915            21,994
                                                              -------------     -------------
                                                              $      39,195     $      29,716
                                                              =============     =============

3. ACQUISITIONS AND PRACTICE AFFILIATIONS

         On January 4, 1999, the Company acquired all of the outstanding stock of Emporia Radiology, Inc. ("Emporia"), a radiology practice located in Emporia, Kansas. In connection with the acquisition, Emporia's physicians joined Radiology and Nuclear Medicine, L.L.C. ("RNM"), and became subject to the service agreement between RNM and the Company. The total purchase price was $1,190,000. This acquisition was accounted for using the purchase method.

         On February 6, 1999, the Company acquired all of the outstanding stock of Cape Fear Partners, Inc. f/k/a Steven P. Braff, M.D., P.C., a radiology practice located in Rochester, New York. In connection with the acquisition, the professional services will be provided by Ide Imaging Group, P.C. ("Ide"), subject to the service agreement between Ide and the Company. The total purchase price was $2,400,000. This acquisition was accounted for using the purchase method.

         On February 26, 1999, the Company acquired an imaging center located in Columbia, Maryland. The total consideration for the transaction was approximately $1,750,000, which included the assumption of approximately $1,350,000 of outstanding debt. This transaction was accounted for using the purchase method.

4. EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," effective December 15, 1997. SFAS 128 requires that the calculation of basic earnings per share be calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period and diluted earnings per common share be calculated using the weighted average number of shares of common stock and common stock equivalents. As required, the Company has reported earnings per share in accordance with SFAS 128.

5. SEGMENT REPORTING

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


                                            FOR THE THREE MONTHS ENDED MARCH 31, 1999

                              Mid-Atlantic   Northeastern     Central       Western
                               Region (1)     Region (2)      Region (3)    Region (4)        Total
                              ------------   ------------    -----------   -----------     -----------
Service fee revenue           $    16,214    $    12,375    $     4,986   $     5,620     $    39,195
Total operating expenses           10,520          7,855          2,782         3,662          24,819
                              -----------    -----------    -----------   -----------     -----------
Segment contribution                5,694          4,720          2,204         1,958          14,376
Contribution margin                    35%            38%            44%           35%             37%
Depreciation and
    amortization expense            1,392            704            190           431           2,717
Interest expense                      162            234             30           180             606
Segment profit                      4,440          3,582          2,154         1,347          11,523

Segment assets                     17,969         23,168         (2,290)       (3,681)         35,166
Expenditures for
   segment assets                   3,077          1,052            819           766           5,714


(1)      Includes the Mid-Atlantic Market.
(2)      Includes the Finger Lakes and Hudson Valley Markets.
(3)      Includes the South Texas, Treasure Coast and Northeast Kansas Markets.
(4)      Includes the Bay Area Market.

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                              Mid-Atlantic   Northeastern   Central       Western
                                 Region         Region      Region        Region        Total
                              ------------   ------------ -----------   -----------  -----------
Service fee revenue           $    13,834    $     8,642  $     2,825   $     4,415  $    29,716
Total operating expenses            8,898          6,092        1,616         2,650       19,256
                              -----------    -----------  -----------   -----------  -----------
Segment contribution                4,936          2,550        1,209         1,765       10,460
Contribution margin                    36%            30%          43%           40%          35%
Depreciation and
    amortization expense            1,330            452          118           515        2,415
Interest expense                      267            150           44           148          609
Segment profit                      3,699          1,947        1,232         1,102        7,980

Segment assets                     37,028         16,989       22,002        19,659       95,678
Expenditures for
   segment assets                     311            163           54           246          774


Reconciliation of profits                                  1998           1999
                                                        ---------      ---------
     Segment profit                                     $   7,980      $  11,523
     Unallocated amounts:
         Corporate general and administrative              (2,010)        (2,629)
         Corporate depreciation and amortization              (57)          (895)
         Corporate interest expense                          (791)        (1,734)
                                                        ---------      ---------
     Income before taxes                                $   5,122      $   6,265
                                                        =========      =========


Reconciliation of assets and expenditures                  1998           1999
                                                        ---------      ---------
Assets:
     Segment amounts                                    $  95,678      $  35,166
     Corporate assets (including intangible assets)        11,534        132,390
                                                        ---------      ---------
     Total assets                                       $ 107,212      $ 167,556
                                                        =========      =========

Expenditures:
     Segment amounts                                    $     774      $   5,714
     Corporate expenditures                                 1,023            347
                                                        ---------      ---------
     Total expenditures                                 $   1,797      $   6,061
                                                        =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998, and with the consolidated financial statements included in this Form 10-Q.

OVERVIEW

         American Physician Partners, Inc., a Delaware corporation, (together with its subsidiaries, "APPM" or the "Company") develops, consolidates and manages radiology and imaging networks. The Company was incorporated in 1996, but conducted no significant operations until November 26, 1997, when the Company consummated an initial public offering ("IPO") and simultaneously exchanged cash and shares of its common stock for certain assets of and liabilities associated with seven radiology practices. These exchanges were accounted for using the historical cost basis with the stock being valued at the historical cost of the net assets received by the Company. Cash consideration given in these exchanges was treated for accounting purposes as a dividend from the Company.

         As of March 31, 1999, the Company owned, operated or maintained an ownership interest in imaging equipment at 88 locations. The Company's radiology facilities are concentrated in California, Florida, Kansas, Maryland, New York, Texas, Virginia and Washington D.C. The Company's radiology facilities are concentrated in California, Florida, Kansas, Maryland, New York, Texas, Virginia and Washington D.C. Physician services are provided at all of APPM's 78 imaging centers under the terms of service agreements with ten radiology practices, seven of which expire in November 2037, with the other three expiring in 2038. Under the terms of the service agreements, the Company provides management, administrative, technical and non-medical services to radiology practices in return for service fees. The service agreements cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. However, under certain conditions, the Company can terminate the service agreement if the number of physicians in a practice falls below a certain percentage.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999

Service Fee Revenue

         Service fee revenue increased $9,479,000 or 31.9% in the first quarter of 1999 to $39,195,000 from $29,716,000 in the first quarter of 1998. Of the increase from 1998 to 1999, $4,577,000 resulted from increased business within existing facilities (15.4% same store increase), $3,175,000 resulted from practices acquired and developed in 1998, and $1,727,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999.

Salaries and Benefits

         Salaries and benefits increased $2,475,000 or 26.4% in the first quarter of 1999 to $11,843,000 from $9,368,000 in the first quarter of 1998. Of the increase from 1998 to 1999, $552,000 resulted from existing facilities, $1,414,000 resulted from practices acquired and developed in 1998, and $509,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 30.2% and 31.5% in 1999 and 1998, respectively.

Practice Supplies

         Practice supplies increased $294,000 or 13.4% in the first quarter of 1999 to $2,480,000 from $2,186,000 in the first quarter of 1998. Of the increase from 1998 to 1999, $184,000 resulted from practices acquired and developed in 1998, and $157,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999, offset by a $47,000 decrease in existing facilities. As a percentage of service fee revenue, these costs were 6.3% and 7.4% in 1999 and 1998, respectively. The decrease as a percentage of service fee revenue from 1998 to 1999 is largely due to the Company's ability to negotiate and obtain more favorably-priced radiology supplies.

Practice Rent and Lease Expense

         Practice rent and lease expense increased $1,463,000 or 62.0% in the first quarter of 1999 to $3,823,000 from $2,360,000 in the first quarter of 1998. Of the increase from 1998 to 1999, $966,000 resulted from existing facilities, $330,000 resulted from practices acquired and developed in 1998, and $167,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 9.8% and 7.9% in 1999 and 1998, respectively.

Other Practice Expenses

         Other practice expenses increased $1,329,000 or 24.9% in the first quarter of 1999 to $6,672,000 from $5,343,000 in the first quarter of 1998. Of the increase from 1998 to 1999, $593,000 resulted from existing facilities, $569,000 resulted from practices acquired and developed in 1998, and $167,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 17.0% and 18.0% in 1999 and 1998, respectively.

Corporate General and Administrative

         Corporate general and administrative increased $619,000 or 30.8% in the first quarter of 1999 to $2,629,000 from $2,010,000 in the first quarter of 1998. This increase was principally due to the continue development of the Company's infrastructure. As a percentage of service fee revenue, these costs were 6.7% and 6.8% in 1999 and 1998, respectively.

Depreciation and Amortization

         Depreciation and amortization increased $1,140,000 or 46.1% in the first quarter of 1999 to $3,612,000 from $2,472,000 in the first quarter of 1998. This increase was principally due to amortization of goodwill resulting from the Company's acquisition of additional practices and facilities. In addition, the Company has continued to upgrade its radiology equipment resulting in increased deprecation expense. As a percentage of service fee revenue, these costs were 9.2% and 8.3% in 1999 and 1998, respectively.

Interest Expense, net

         Interest expense, net increased $940,000 or 67.1% in the first quarter of 1999 to $2,340,000 from $1,400,000 in the first quarter of 1998. As a percentage of service fee revenue, these costs were 6.0% and 4.7% in 1998 and 1997, respectively. The increase as a percentage of service fee revenue is a result of the Company's acquisitions throughout 1998, resulting in higher debt levels.

Income Taxes

         The Company's effective tax rate for the first quarter of 1999 was 38.0%, a decrease of 2% from the same period in 1998. The Company did not recognize any income tax benefit for the operating losses incurred during 1997 and 1996. As a result, the Company reduced its effective tax rate in the current year and will continue this practice until such time as the net operating loss carryforward has been depleted.

Liquidity and Capital Resources

         At March 31, 1999, the Company had $19,909,000 in working capital, an increase of $531,000 from December 31, 1998. The Company's principal sources of liquidity consist of (i) cash and cash equivalents aggregating $4,419,000, (ii) net accounts receivable of $40,636,000, and (iii) approximately $17,920,000 in borrowing capacity under the Company's bank credit facility (the "Credit Facility").

         For the three months ended March 31, 1999, $4,403,000 was provided by operations. Cash of $10,481,000 was used in investing activities in the first three months of 1999, $4,461,000 of which was related to certain acquisitions, $6,601,000 related to the purchase of property and equipment and $41,000 net was received from joint ventures. Cash of $4,012,000 was provided by financing activities in first three months of 1999, substantially all of which was provided under the Credit Facility.

         For the three months ended March 31, 1998, $359,000 was provided by operations. Cash of $27,893,000 was used in investing activities, primarily related to certain acquisitions. Cash of $29,895,000 was provided by financing activities, primarily through borrowings under the Company's Credit Facility.

         On November 26, 1997, the Company entered into the Credit Facility. The Credit Facility was amended May 19, 1998. The loan agreement provides for revolving loans of up to $160,000,000 to be used by the Company for acquisitions and general working capital needs. The Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000. The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $160,000,000 or 3.0 times the consolidated EBITDA of the Company, giving pro forma effect to acquisitions made with such borrowings. At March 31, 1999, the Company's debt could not exceed $143,733,000 under the Credit Facility. As of March 31, 1999, the Company had outstanding borrowings of $117,250,000 under the Credit Facility and an additional $8,563,000 outstanding under other credit arrangements. At the Company's option, the interest rate under the Credit Facility is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 1.5% to 2.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 0.5% to 1.5%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements, which the Company is, or becomes a party to, and a pledge of the stock of the Company's subsidiaries.

         The Company may source other debt or equity financing to facilitate its growth strategy in 1999. In the event the Company is unsuccessful in obtaining additional financing, the Company anticipates that funds generated from operations, cash and cash equivalents, and funds available under the Credit Facility will be sufficient to meet the Company's working capital requirements and debt obligations and to finance any necessary capital expenditures through the end of 1999.

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

State of Readiness

         The Company started to formulate a plan to address the Year 2000 Issue in the third quarter of 1998. To date, the Company's primary focus has been on its own internal information technology systems, including all types of systems in use by the Company in its operations, finance and human resources departments, and to deal with the most critical systems first. The Company is in the process of developing a Year 2000 Plan to address all of its Year 2000 Issues. The Year 2000 Plan being developed will involve generally the following phases: awareness, assessment, renovation, testing and implementation. Although the Company's assessment of the Year 2000 Issue is incomplete, the Company has completed an assessment of approximately 75% of its internal information technology systems. The Company estimates that it will complete the assessment of its remaining internal information technology systems by May 31,1999 and will establish a timetable for the renovation phase of the remaining technology systems. The Company has already completed the renovation of approximately 60% of its information technology systems, including modifying and upgrading software and developing and purchasing new software, and continues to renovate the portions of such systems for which assessment is complete. The Company has not begun or established a timetable for the testing and implementation phases. The Company's goal is to complete such phases by September 30, 1999, although complications arising from unanticipated acquisitions might cause some delay.

         The Company has recently begun to assess the potential for Year 2000 problems with the information systems of its customers, payors and vendors. The Company prepared and sent questionnaires to its customers, vendors and other third parties with which the Company has a material relationship. The Company expects to complete the assessment with respect to such parties by May 31, 1999. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties. The Company has received preliminary information concerning the Year 2000 readiness of many of its customers, vendors and other third parties with which the Company has a material relationship and expects to engage in discussions with the remaining parties through May 31, 1999 in an attempt to determine the extent to which the Company is vulnerable to those parties' possible failure to become Year 2000 compliant. Most of the Company's diagnostic imaging equipment used to provide imaging services have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 issues. The Company is assessing the impact on its diagnostic imaging equipment by contacting the vendors of such equipment. The vendors with respect to the majority of the MRI and CT equipment used by the Company have informed the Company that (i) certain identified MRI and CT equipment is Year 2000 compliant, (ii) it has developed software for functional work arounds to ensure Year 2000 compliance with respect to the balance of its noncompliant MRI and CT equipment and (iii) remediation will be made during future regular maintenance visits. The Company has contacted all ultrasound equipment vendors with a list of systems now in use and requested their assessment of the impact on the equipment and that they provided to the Company and the nature and timetable of the remediation that such vendors may propose. The Company expects to complete its assessment by May 31, 1999 and that renovation will be completed by September 30, 1999. The Company is in the process of contacting the other vendors of its diagnostic imaging equipment. The Company expects that its equipment vendors will propose timely remediation and will bear the cost of modifying or otherwise renovating the Company's diagnostic imaging equipment. The Company has recently begun an assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities, dictation systems, security systems and HVACS, and expects to complete the assessment by May 31.

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


                                 AMERICAN PHYSICIAN PARTNERS,INC.


Date: May 14, 1999               /s/ MARK L. WAGAR
                                 -----------------
                                 Mark L. Wagar
                                 Chairman of the Board, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

Date: May 14, 1999               /s/ SAMI S. ABBASI
                                 ------------------
                                 Sami S. Abbasi
                                 Senior Vice  President  and Chief  Financial
                                 Officer
                                 (Principal Financial Officer)


Date: May 14, 1999               /s/ DAVID W. YOUNG
                                 ------------------
                                 David W. Young
                                 Treasurer and Controller
                                 (Principal Accounting Officer)

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

         10.42    Office Building Lease Agreement between The Equitable-Nissei
                  Dallas Company and Fibreboard Corporation ******

         10.43    Office Building Sublease Agreement by and between Fibreboard
                  Corporation and American Physician Partners, Inc. ******

         10.44    First Amendment to Employment Agreement between American
                  Physician Partners, Inc. and Mark L. Wagar *

         10.45    First Amendment to Employment Agreement between American
                  Physician Partners, Inc. and Mark S. Martin *

         10.46    First Amendment to Employment Agreement between American
                  Physician Partners, Inc. and Sami S. Abbasi *

         10.47    First Amendment to Employment Agreement between American
                  Physician Partners, Inc. and Paul M. Jolas *

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