Form 10-Q/A
period 1999-03-31
AMERICAN PHYSICIAN PARTNERS INC
filed 1999-05-28
CIK 1031329

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                  FORM 10-Q/A
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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

                                Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at May 11, 1999
              -----                            ---------------------------
 COMMON STOCK, $0.0001 PAR VALUE                    19,297,213 SHARES


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


                                 AMERICAN PHYSICIAN PARTNERS,INC.


Date: May 28, 1999               /s/ MARK L. WAGAR
                                 -----------------
                                 Mark L. Wagar
                                 Chairman of the Board, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

Date: May 28, 1999               /s/ SAMI S. ABBASI
                                 ------------------
                                 Sami S. Abbasi
                                 Senior Vice  President  and Chief  Financial
                                 Officer
                                 (Principal Financial Officer)


Date: May 28, 1999               /s/ DAVID W. YOUNG
                                 ------------------
                                 David W. Young
                                 Treasurer and Controller
                                 (Principal Accounting Officer)

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

         10.42    Office Building Lease Agreement between The Equitable-Nissei
                  Dallas Company and Fibreboard Corporation ******

         10.43    Office Building Sublease Agreement by and between Fibreboard
                  Corporation and American Physician Partners, Inc. ******

         10.44    First Amendment to Employment Agreement between American
                  Physician Partners, Inc. and Mark L. Wagar *******

         10.45    First Amendment to Employment Agreement between American
                  Physician Partners, Inc. and Mark S. Martin *******

         10.46    First Amendment to Employment Agreement between American
                  Physician Partners, Inc. and Sami S. Abbasi *******

         10.47    First Amendment to Employment Agreement between American
                  Physician Partners, Inc. and Paul M. Jolas *******

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

******* Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-Q filed on May 17, 1999.