Form 10-Q
period 1999-06-30
AMERICAN PHYSICIAN PARTNERS INC
filed 1999-08-16
CIK 1031329

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


         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                2200 ROSS AVENUE
                                3600 CHASE TOWER
                               DALLAS, TEXAS 75201
          (Address of principal executive offices, including zip code)

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at August 11, 1999
                    -----                       ------------------------------
     COMMON STOCK, $0.0001 PAR VALUE                    19,312,213  SHARES


================================================================================

                        AMERICAN PHYSICIAN PARTNERS, INC.

                                    FORM 10-Q

                                      INDEX

FORM 10-Q ITEM                                                                                                 PAGE
--------------                                                                                                 ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998...........   1

                  Consolidated Statements of Income (Unaudited) for the three months and six months
                  ended June 30, 1999 and 1998................................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the three months and six months
                  ended June 30, 1999 and 1998................................................................   3

                  Notes to Consolidated Financial Statements..................................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  14

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................   15

         Item 2.  Changes in Securities.......................................................................  15

         Item 3.  Defaults Upon Securities....................................................................  15

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  15

         Item 5.  Other Information ..........................................................................  16

         Item 6.  Exhibits and Reports on Form 8-K............................................................  16

SIGNATURES....................................................................................................  17

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                    JUNE 30,     DECEMBER 31,
                                                                     1999           1998
                                                                  -----------     ---------
                                                                  (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .................................     $   3,291      $   6,485
   Accounts receivable, net of allowances ....................        49,285         36,789
   Due from affiliated practices .............................         1,982          1,412
   Other current assets ......................................         2,929          2,835
                                                                   ---------      ---------
      Total current assets ...................................        57,487         47,521
PROPERTY AND EQUIPMENT, net of accumulated depreciation ......        51,359         37,002
INVESTMENTS IN JOINT VENTURES ................................         6,591          5,424
INTANGIBLE ASSETS, net .......................................        65,839         61,119
DEFERRED FINANCING COSTS, net ................................         3,159          3,408
OTHER ASSETS .................................................           112          2,165
                                                                   ---------      ---------
      Total assets ...........................................     $ 184,547      $ 156,639
                                                                   =========      =========

                       LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .....................     $   9,361      $  13,884
   Accrued physician retention ...............................         7,120          6,319
   Accrued salaries and benefits .............................         5,670          3,893
   Current portion of long-term debt .........................         1,125            840
   Current portion of capital lease obligations ..............         1,723          1,677
   Deferred income taxes .....................................           617            636
   Other current liabilities .................................           345            894
                                                                   ---------      ---------
      Total current liabilities ..............................        25,961         28,143
DEFERRED INCOME TAXES ........................................         2,406          2,406
LONG-TERM DEBT, net of current portion .......................       134,630        113,807
CAPITAL LEASE OBLIGATIONS, net of current portion ............         4,370          3,887
OTHER LIABILITIES ............................................           167            243
                                                                   ---------      ---------
      Total liabilities ......................................       167,534        148,486

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ..............         1,490          1,107

STOCKHOLDERS' EQUITY:
   Common stock ..............................................             2              2
   Additional paid-in capital ................................          (605)          (910)
   Retained earnings .........................................        16,126          7,954
                                                                   ---------      ---------
      Total stockholders' equity .............................        15,523          7,046
                                                                   ---------      ---------
      Total liabilities and stockholders' equity .............     $ 184,547      $ 156,639
                                                                   =========      =========

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                   ENDED JUNE 30,              ENDED JUNE 30,
                                                 1999          1998          1999         1998
                                               --------      --------      --------      --------
                                                                   (UNAUDITED)
SERVICE  FEE REVENUE .....................     $ 42,751      $ 33,556      $ 81,946      $ 63,272

COSTS AND EXPENSES:
  Salaries and benefits ..................       12,780        10,342        24,623        19,709
  Practice supplies ......................        2,838         1,971         5,319         4,157
  Practice rent and lease expenses .......        3,738         3,167         7,561         5,527
  Other practice expenses ................        7,646         6,061        14,318        11,404
  Corporate general and administrative ...        2,664         2,429         5,293         4,440
  Depreciation and amortization ..........        4,244         2,907         7,856         5,379
  Interest expense, net ..................        2,574         1,688         4,913         3,088
                                               --------      --------      --------      --------
     Total costs and expenses ............       36,484        28,565        69,883        53,704
                                               --------      --------      --------      --------

INCOME BEFORE TAXES, MINORITY
INTERESTS IN CONSOLIDATED SUBSIDIARIES
AND EQUITY IN EARNINGS OF INVESTMENTS ....        6,267         4,991        12,063         9,568

EQUITY IN EARNINGS OF INVESTMENTS ........          883           596         1,556         1,247

MINORITY INTERESTS IN INCOME OF
CONSOLIDATED SUBSIDIARIES ................         (230)         (117)         (435)         (223)
                                               --------      --------      --------      --------

INCOME BEFORE TAXES ......................        6,920         5,470        13,184        10,592

INCOME TAX EXPENSE .......................        2,632         2,079         5,012         4,128
                                               --------      --------      --------      --------

NET INCOME ...............................     $  4,288      $  3,391      $  8,172      $  6,464
                                               ========      ========      ========      ========


NET INCOME PER COMMON SHARE
  Basic ..................................     $   0.22      $   0.18      $   0.42      $   0.35
  Diluted ................................     $   0.22      $   0.17      $   0.41      $   0.34

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic ..................................       19,297        18,744        19,296        18,401
  Diluted ................................       19,738        19,449        19,734        19,148

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,             ENDED JUNE 30,
                                                                        1999          1998          1999         1998
                                                                      --------      --------      --------      --------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................     $  4,288      $  3,391      $  8,172      $  6,464
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities --
      Minority interests ........................................          230           117           435           223
      Depreciation and amortization .............................        4,244         2,907         7,856         5,379
      Equity in earnings of investments .........................         (883)         (596)       (1,556)       (1,247)
      Changes in assets and liabilities- net of acquisitions
          Accounts receivable, net ..............................       (8,106)        1,274       (11,640)         (995)
          Other current assets ..................................         (337)         (187)         (531)        1,950
          Other assets ..........................................        2,300           211         2,123           513
          Accounts payable and accrued expenses .................       (3,736)       (4,920)       (3,826)      (11,523)
          Accrued salaries and benefits .........................        1,040           136         1,777           433
          Other liabilities .....................................       (1,281)        2,934          (648)        4,429
                                                                      --------      --------      --------      --------
             Net cash provided by (used in)
             operating activities ...............................       (2,241)        5,267         2,162         5,626
                                                                      --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ..........................      (11,718)       (2,914)      (17,779)       (4,711)
   Cash paid for acquisitions ...................................       (2,129)      (12,927)       (6,590)      (38,981)
   Contributions to joint ventures ..............................          (65)         (497)         (115)         (627)
   Distributions from joint ventures ............................          443           974           534         1,062
                                                                      --------      --------      --------      --------
             Net cash used in investing activities ..............      (13,469)      (15,364)      (23,950)      (43,257)
                                                                      --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt, net ................       15,237         6,565        19,714        37,159
   Payments on capital leases ...................................         (655)         (291)       (1,120)         (990)
   Proceeds from the exercise of options ........................           --            15            --            15
                                                                      --------      --------      --------      --------
             Net cash provided by financing activities ..........       14,582         6,289        18,594        36,184
                                                                      --------      --------      --------      --------

NET DECREASE IN CASH
AND CASH EQUIVALENTS ............................................       (1,128)       (3,808)       (3,194)       (1,447)

CASH AND CASH EQUIVALENTS, beginning of period ..................        4,419         6,933         6,485         4,572
                                                                      --------      --------      --------      --------

CASH AND CASH EQUIVALENTS, end of period ........................     $  3,291      $  3,125      $  3,291      $  3,125
                                                                      ========      ========      ========      ========

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated unaudited financial statements have been prepared by American Physician Partners, Inc., a Delaware corporation, (together with its subsidiaries, "APPM" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in APPM's Form 10-K/A filed with the Securities and Exchange Commission on May 12, 1999.

1. DESCRIPTION OF BUSINESS:

      APPM develops, consolidates and manages radiology service networks. These networks consist primarily of free-standing diagnostic imaging centers and locations at which the Company provides radiology services that have been outsourced by hospitals. The Company's objective is to develop and operate networks of radiology facilities to provide a full spectrum of radiology services and extend geographic coverage in existing market areas and in selected new markets. At July 29, 1999, APPM owns, operates or maintains an ownership interest in imaging equipment at 90 locations and provides management services to ten radiology practices consisting of 260 physicians who provide professional radiology services at the Company's imaging centers and at 58 hospitals. APPM's radiology networks are concentrated in geographic markets located in California, Florida, Kansas, Maryland, New York, Texas, Virginia and Washington, D.C.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

      The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Standard - Revenue Presentation

      The Financial Accounting Standards Board's Emerging Issues Task Force issued its abstract, Issue 97-2, "Application of FASB Statement No. 94 and Accounting Principles Board ("APB") Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" ("EITF 97-2"). EITF 97-2 addresses issues relating to (1) whether a "controlling financial interest" can be established through a contractual management agreement under FASB Statement No. 94, (2) whether a transaction between a physician practice management entity ("PPM") and a physician practice in which the PPM enters into a management agreement with the physician practice should be considered a business combination and thus accounted for under APB No. 16, (3) whether the pooling-of-interests method of accounting may be followed in certain circumstances, (4) what are common types of intangibles that should be considered in performing the purchase price allocation, and (5) whether an employee of the physician practice should be considered an employee of the PPM for purposes of accounting for stock-based compensation.

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

      The following table sets forth the amounts of physician groups revenue that would have been presented in the consolidated statements of income had the Company met the provisions of EITF 97-2 (in thousands):

                                                    For the Three Months Ended    For the Six Months Ended
                                                             June 30,                      June 30,
                                                        1999           1998           1999           1998
                                                     ---------      ---------      ---------      ---------
Physician groups revenue, net ..................     $  64,878      $  51,131      $ 123,378      $  98,139
Less: amounts retained by physician groups .....       (22,127)       (17,575)       (41,432)       (34,867)
                                                     ---------      ---------      ---------      ---------
Service fee revenue, as reported ...............     $  42,751      $  33,556      $  81,946      $  63,272
                                                     =========      =========      =========      =========

Service Fee Revenue

      Service fee revenue represents radiology practices revenue less amounts retained by radiology practices. The amounts retained by radiology practices represent amounts paid to the radiology practices pursuant to the service agreements between the Company and the radiology practices. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group. Although the Company assists in negotiating managed care contracts for the radiology practices, it assumes no risk under these arrangements.

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

      Service fee revenue consists of the following (in thousands):

                               For the Three Months Ended    For the Six Months Ended
                                        June 30,                      June 30,
                                    1999        1998              1999        1998
                                  -------     -------           -------     -------
Professional component ......     $ 9,143     $ 9,372           $19,423     $17,094
Technical component .........      33,608      24,184            62,523      46,178
                                  -------     -------           -------     -------
                                  $42,751     $33,556           $81,946     $63,272
                                  =======     =======           =======     =======

3.   ACQUISITION

      In a series of transactions, the Company acquired a ninety-percent interest in an imaging center located in Olney, Maryland. The total consideration for the transaction was approximately $1,900,000, which included the assumption of approximately $1,000,000 of outstanding debt. This transaction was accounted for using the purchase method.

4.   EARNINGS PER SHARE

      The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," effective December 15, 1997. SFAS 128 requires that the calculation of basic earnings per share be calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period and diluted earnings per common share be calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As required, the Company has reported earnings per share in accordance with SFAS 128.

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

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                   Mid-Atlantic     Northeastern       Central          Western
                                    Region (1)       Region (2)       Region (3)       Region (4)         Total
                                     --------         --------         --------         --------         --------
Service fee revenue .........        $ 35,756         $ 25,297         $  9,772         $ 11,121         $ 81,946
Total operating expenses ....          22,682           16,111            5,690            7,338           51,821
                                     --------         --------         --------         --------         --------
Segment contribution ........          13,074            9,186            4,082            3,783           30,125
Contribution margin .........              37%              36%              42%              34%              37%
Depreciation and
    amortization expense ....           3,195            1,493              400              921            6,009
Interest expense ............             542              486               99              360            1,487
Segment profit ..............          10,091            7,207            3,950            2,502           23,750
Segment assets ..............          54,087           30,901           15,715           15,130          115,833
Expenditures for
   segment assets ...........           8,852            1,694            1,834            2,707           15,087

(1)   Includes the Mid-Atlantic Market.

(2)   Includes the Finger Lakes and Hudson Valley Markets.

(3)   Includes the South Texas, Treasure Coast and Northeast Kansas Markets.

(4)   Includes the Bay Area Market.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                  Mid-Atlantic    Northeastern      Central         Western
                                     Region          Region          Region          Region           Total
                                     -------         -------         -------         -------         -------
Service fee revenue .........        $28,926         $18,313         $ 7,196         $ 8,837         $63,272
Total operating expenses ....         18,732          12,468           3,979           5,618          40,797
                                     -------         -------         -------         -------         -------
Segment contribution ........         10,194           5,845           3,217           3,219          22,475
Contribution margin .........             35%             32%             45%             36%             36%
Depreciation and
    amortization expense ....          2,509             903             364             775           4,551
Interest expense ............            446             328              85             312           1,171
Segment profit ..............          7,948           4,614           3,083           2,132          17,777

Segment assets ..............         37,043          17,658          11,130          17,721          83,552
Expenditures for
   segment assets ...........          1,424             942             216             422           3,004

Reconciliation of profits                                       1998            1999
                                                              ---------      ---------
     Segment profit .....................................     $  17,777      $  23,750
     Unallocated amounts:
         Corporate general and administrative ...........        (4,440)        (5,293)
         Corporate depreciation and amortization ........          (828)        (1,847)
         Corporate interest expense .....................        (1,917)        (3,426)
                                                              ---------      ---------
     Income before taxes ................................     $  10,592      $  13,184
                                                              =========      =========

Reconciliation of assets and expenditures                        1998           1999
                                                              ---------      ---------
Assets:
     Segment amounts ....................................     $  83,552      $ 115,833
     Corporate assets (including intangible assets) .....        38,699         68,714
                                                              ---------      ---------
     Total assets .......................................     $ 122,251      $ 184,547
                                                              =========      =========

Expenditures:
     Segment amounts ....................................     $   3,004      $  15,087
     Corporate expenditures .............................         1,707          2,692
                                                              ---------      ---------
     Total expenditures .................................     $   4,711      $  17,779
                                                              =========      =========

6. SUBSEQUENT EVENTS


        On July 1, 1999, the Company acquired two imaging centers in the Baltimore/Washington D.C. market. The total consideration for the transaction was approximately $25,000 in cash, plus the assumption of certain liabilities. This transaction will be accounted for using the purchase method.

        On August 1, 1999, the Company acquired all the outstanding stock of Questar Imaging, Inc. of Tampa, Florida ("Questar"), a private operator of state-of-the-art radiology centers. Questar currently offers magnetic resonance imaging (MRI) and other diagnostic imaging services at 27 centers in 14 states, and is in the process of developing 17 additional MRI centers. The total consideration for the transaction will be approximately $26,825,000 in cash. This transaction will be accounted for using the purchase method.

        In connection with the Questar transaction, the Company issued $20,000,000 of eight-percent convertible junior subordinated notes. The notes are convertible into the Company's common stock at a conversion price of $8.625 per share. The notes were issued to DB Capital Partners, a private equity arm and affiliate of Deutsche Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 1998, and with the consolidated financial statements included in this Form 10-Q.

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

      APPM develops, consolidates and manages radiology service networks. These networks consist primarily of free-standing diagnostic imaging centers and locations at which the Company provides radiology services that have been outsourced by hospitals. The Company's objective is to develop and operate networks of radiology facilities to provide a full spectrum of radiology services and extend geographic coverage in existing market areas and in selected new markets. At July 29, 1999, APPM owns, operates or maintains an ownership interest in imaging equipment at 90 locations and provides management services to ten radiology practices consisting of 260 physicians who provide professional radiology services at the Company's imaging centers and at 58 hospitals. APPM's radiology networks are concentrated in geographic markets located in California, Florida, Kansas, Maryland, New York, Texas, Virginia and Washington, D.C.

      Physician services are provided at all of APPM's locations under the terms of service agreements with ten radiology practices, seven of which expire in November 2037, with the other three expiring in 2038. Under the terms of the service agreements, the Company provides management, administrative, technical and non-medical services to radiology practices in return for service fees. The service agreements cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. However, under certain conditions, the Company can terminate the service agreement if the number of physicians in a practice falls below a certain percentage.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999

Service Fee Revenue

      Service fee revenue increased $9,195,000 or 27.4% in the second quarter of 1999 to $42,751,000 from $33,556,000 in the second quarter of 1998. Of the increase from 1998 to 1999, $5,853,000 resulted from increased business within existing facilities (17.4% same store increase), $1,488,000 resulted from practices acquired and developed in 1998, and $1,854,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999.

Salaries and Benefits

      Salaries and benefits increased $2,438,000 or 23.6% in the second quarter of 1999 to $12,780,000 from $10,342,000 in the second quarter of 1998. Of the increase from 1998 to 1999, $1,557,000 resulted from existing facilities representing a 15.3% same store increase, consistent with the revenue growth of those centers. An increase of $526,000 resulted from practices acquired and developed in the latter half of 1998 and the remaining $355,000 increase resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 29.9% and 30.8% in 1999 and 1998, respectively.

 Practice Supplies

       Supplies increased $867,000 or 44.0% in the second quarter of 1999 to $2,838,000 from $1,971,000 in the second quarter of 1998. Of the increase from 1998 to 1999, $575,000 resulted from existing facilities representing a 29.2% same store increase. In 1998 supplies expenses were lower than expected due to the run off of excess inventories of supplies at the existing centers. An increase of $91,000 resulted from practices acquired and developed in the latter half of 1998 and the remaining $201,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 6.6% and 5.9% in 1999 and 1998, respectively.

 Practice Rent and Lease Expense

       Rent and lease expense increased $571,000 or 18.0% in the second quarter of 1999 to $3,738,000 from $3,167,000 in the second quarter of 1998. Of the increase from 1998 to 1999, $158,000 resulted from existing facilities representing a 5.0% same store increase. An increase of $98,000 resulted from practices acquired and developed in the latter half of 1998 and the remaining $315,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 8.7% and 9.4% in 1999 and 1998, respectively.

Other Practice Expenses

      Other expenses increased $1,585,000 or 26.2% in the second quarter of 1999 to $7,646,000 from $6,061,000 in the second quarter of 1998. Of the increase from 1998 to 1999, $1,104,000 resulted from existing facilities representing a 18.2% same store increase. An increase of $265,000 resulted from practices acquired and developed in 1998, and $216,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 17.9% and 18.1% in 1999 and 1998, respectively.

Corporate General and Administrative

      Corporate general and administrative increased $235,000 or 9.7% in the second quarter of 1999 to $2,664,000 from $2,429,000 in the second quarter of 1998. This increase was principally due to the continued development of the Company's infrastructure. As a percentage of service fee revenue, these costs were 6.2% and 7.2% in 1999 and 1998, respectively.

Depreciation and Amortization

      Depreciation and amortization increased $1,337,000 or 46.0% in the second quarter of 1999 to $4,244,000 from $2,907,000 in the second quarter of 1998. This increase was principally due to amortization of goodwill resulting from the Company's acquisition of additional practices and facilities. In addition, the Company has continued to upgrade its radiology equipment resulting in increased deprecation expense. As a percentage of service fee revenue, these costs were 9.9% and 8.7% in 1999 and 1998, respectively.

Interest Expense, net

      Interest expense, net increased $886,000 or 52.5% in the second quarter of 1999 to $2,574,000 from $1,688,000 in the second quarter of 1998. As a percentage of service fee revenue, these costs were 6.0% and 5.0% in 1999 and 1998, respectively. The increase as a percentage of service fee revenue is a result of the Company's acquisitions throughout 1999, resulting in higher debt levels.

Income Taxes

      The Company's effective tax rate for the second quarters of 1999 and 1998 was 38.0%. The Company has not recognized any income tax benefit for operating losses incurred in 1997 and 1996. The Company will continue to carry the losses with a fully reserved valuation allowance. The Company will recognize the tax benefit at such time as it is deemed reasonably certain that it will not be challenged.

Net Income

      As a result of the foregoing factors, the Company generated a net income of $4,288,000 for the three months ended June 30, 1999, or diluted income per share of $0.22 on 19,738,000 shares outstanding, compared to a net income of $3,391,000 for the three months ended June 30, 1998, or diluted income per share of $0.17 on 19,449,000 shares outstanding.

Six Months Ended June 30, 1998

Service Fee Revenue

      Service fee revenue increased $18,674,000 or 29.5% in the first six months of 1999 to $81,946,000 from $63,272,000 in the first six months of 1998. Of the increase from 1998 to 1999, $10,914,000 resulted from increased business within existing facilities (17.6% same store increase), $5,668,000 resulted from practices acquired and developed in 1998, and $2,092,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999.

Salaries and Benefits

      Salaries and benefits increased $4,914,000 or 24.9% in the first six months of 1999 to $24,623,000 from $19,709,000 in the first six months of 1998. Of the increase from 1998 to 1999, $2,329,000 resulted from existing facilities representing a 12.9% same store increase, consistent with the revenue growth of those centers. An increase of $1,706,000 resulted from practices acquired and developed in 1998 and the remaining $879,000 increase resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 30.3% and 31.2% in 1999 and 1998, respectively.

 Practice Supplies

       Supplies increased $1,162,000 or 28.0% in the first six months of 1999 to $5,319,000 from $4,157,000 in the first six months of 1998. Of the increase from 1998 to 1999, $505,000 resulted from existing facilities representing a 12.4% same store increase, which is consistent with the revenue growth at the facilities. An increase of $370,000 resulted from practices acquired and developed in 1998 and the remaining $287,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 6.5% and 6.6% in 1999 and 1998, respectively.

 Practice Rent and Lease Expense

       Rent and lease expense increased $2,034,000 or 36.8% in the first six months of 1999 to $7,561,000 from $5,527,000 in the first six months of 1998. Of the increase from 1998 to 1999, $1,168,000 resulted from existing facilities representing a 21.5% same store increase, which is largely due to increased rental payments based on number of diagnostic imaging procedures performed. An increase of $323,000 resulted from practices acquired and developed in 1998 and the remaining $543,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 9.2% and 8.7% in 1999 and 1998, respectively.

Other Practice Expenses

      Other expenses increased $2,914,000 or 25.5% in the first six months of 1999 to $14,318,000 from $11,404,000 in the first six months of 1998. Of the increase from 1998 to 1999, $1,674,000 resulted from existing facilities representing a 15.1% same store increase. An increase of $1,185,000 resulted from practices acquired and developed in 1998, and $55,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 17.5% and 18.0% in 1999 and 1998, respectively.

Corporate General and Administrative

      Corporate general and administrative increased $853,000 or 19.2% in the first six months of 1999 to $5,293,000 from $4,440,000 in the first six months of 1998. This increase was principally due to the continued development of the Company's infrastructure. As a percentage of service fee revenue, these costs were 6.2% and 7.0% in 1999 and 1998, respectively.

Depreciation and Amortization

      Depreciation and amortization increased $2,477,000 or 46.0% in the first six months of 1999 to $7,856,000 from $5,379,000 in the first six months of 1998. This increase was principally due to amortization of goodwill resulting from the Company's acquisition of additional practices and facilities. In addition, the Company has continued to upgrade its radiology equipment resulting in increased deprecation expense. As a percentage of service fee revenue, these costs were 9.6% and 8.5% in 1999 and 1998, respectively.

Interest Expense, net

      Interest expense, net increased $1,825,000 or 59.1% in the first six months of 1999 to $4,913,000 from $3,088,000 in the first six months of 1998. As a percentage of service fee revenue, these costs were 6.0% and 4.9% in 1999 and 1998, respectively. The increase as a percentage of service fee revenue is a result of the Company's acquisitions throughout 1999, resulting in higher debt levels.

Income Taxes

      The Company's effective tax rate for the first six months of 1999 and 1998 was 38.0% and 39.0%, respectively. The Company has not recognized any income tax benefit for operating losses incurred in 1997 and 1996. The Company will continue to carry the losses with a fully reserved valuation allowance. The Company will recognize the tax benefit at such time as it is deemed reasonably certain that it will not be challenged.

Net Income

      As a result of the foregoing factors, the Company generated a net income of $8,172,000 for the six months ended June 30, 1999, or diluted income per share of $0.41 on 19,734,000 shares outstanding, compared to a net income of $6,464,000 for the six months ended June 30, 1998, or diluted income per share of $0.34 on 19,148,000 shares outstanding.

Liquidity and Capital Resources

      At June 30, 1999, the Company had $31,526,000 in working capital, an increase of $12,148,000 from December 31, 1998. The Company's principal sources of liquidity consist of (i) cash and cash equivalents aggregating $3,291,000,
(ii) net accounts receivable of $49,285,000, and (iii) approximately $10,798,000 in borrowing capacity under the Company's bank credit facility (the "Credit Facility").

      For the six months ended June 30, 1999, $2,162,000 was provided by operations. Cash of $23,950,000 was used in investing activities in the first six months of 1999, $6,590,000 of which was related to certain acquisitions, $17,779,000 related to the purchase of property and equipment and $419,000 net was received from joint ventures. Cash of $18,594,000 was provided by financing activities in the first six months of 1999, substantially all of which was provided under the Credit Facility.

      For the six months ended June 30, 1998, $5,626,000 was provided by operations. Cash of $43,257,000 was used in investing activities, primarily related to certain acquisitions. Cash of $36,184,000 was provided by financing activities, primarily through borrowings under the Credit Facility.

        On November 26, 1997, the Company entered into the Credit Facility. The Credit Facility was amended May 19, 1998. The loan agreement provides for revolving loans of up to $160,000,000 to be used by the Company for acquisitions and general working capital needs. The Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000. The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $160,000,000 or 3.0 times the consolidated EBITDA of the Company, giving pro forma effect to acquisitions made with such borrowings. At June 30, 1999, the Company's debt could not exceed $152,646,000 under the Credit Facility. As of June 30, 1999, the Company had outstanding borrowings of $133,000,000 under the Credit Facility and an additional $8,848,000 outstanding under other credit arrangements. At the Company's option, the interest rate under the Credit Facility is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 1.5% to 2.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 0.5% to 1.5%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements, which the Company is, or becomes a party to, and a pledge of the stock of the Company's subsidiaries.

        On August 3, 1999, the Company issued $20,000,000 of eight-percent convertible junior subordinated notes. The notes are convertible into the Company's common stock at a conversion price of $8.625 per share. The notes were issued to DB Capital Partners, a private equity arm and affiliate of Deutsche Bank. The Company may source other debt or equity financing to facilitate its growth strategy. In the event the Company is unsuccessful in obtaining additional financing, the Company anticipates that funds generated from operations, cash and cash equivalents, and funds available under the Credit Facility will be sufficient to meet the Company's working capital requirements and debt obligations and to finance any necessary capital expenditures through the end of 1999.

YEAR 2000 ISSUE

Impact of Year 2000

        The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, computer programs, computers and embedded microprocessors controlling equipment with date-sensitive systems may recognize Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 date fields may result in computer system failures or miscalculations of critical financial and operational information, as well as failures of equipment controlling date-sensitive microprocessors. In addition, there are two other related issues which could also lead to miscalculations or failures: (i) some older systems assign special meaning to certain dates, such as 9/9/99, and (ii) the Year 2000 is a leap year.

State of Readiness

        The Company started to formulate a plan to address the Year 2000 Issue in the third quarter of 1998. The Company's Year 2000 Plan focuses on (i) diagnostic imaging equipment utilized in its imaging operations, (ii) internal information technology systems, including all types of systems used by the Company in its operations, finance and human resources departments, and (iii) information systems of its customers, payors and vendors. The Year 2000 Plan for each of these areas involves the following phases: awareness, assessment, renovation, testing and implementation. The Company has completed the awareness and assessment phases and has made significant progress in renovating noncompliant systems. In addition, the Company has established a timeline for the testing and implementation phases. In general, the Company's goal is to complete all phases of the Year 2000 Plan by November 30, 1999, although complications arising from vendor delays may cause some delay.

        Most of the Company's diagnostic imaging equipment used to provide imaging services in the Company's imaging centers have computer systems and applications, and in some cases, embedded microprocessors, that could be affected by Year 2000 Issues. The Company assessed the impact on its diagnostic imaging equipment by contacting the vendors of such equipment to determine their state of readiness in relation to each piece of equipment. The vendors with respect to the majority of imaging equipment used by the Company have informed the Company that (i) certain identified imaging equipment is Year 2000 compliant, (ii) they have developed software for the functional work arounds to ensure Year 2000 compliance with respect to the balance of their noncompliant imaging equipment, and (iii) renovation will be made during future regular maintenance visits. The Company expects that renovation will be completed by November 30, 1999, and that, as of June 30, 1999, 70 percent of its diagnostic imaging equipment was Year 2000 compliant.

        The Company has completed the renovation of approximately 85 percent of its information technology systems, including modifying and upgrading software and developing and purchasing new software. The Company continues to renovate and test the remaining portions of such systems and to assess the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities, dictation systems, security systems and HVACS. The Company expects to complete the renovation and testing phases for such systems by November 30, 1999.

        During the second quarter of 1999, the Company implemented a plan to assess the potential for Year 2000 problems with the information systems of its customers, payors and vendors. The Company prepared and sent questionnaires to its customers, vendors and other third parties with which the Company has a material relationship. The Company recently completed its assessment with respect to such parties. While the Company has received preliminary information concerning the Year 2000 readiness of many of its customers, vendors and other third parties with which the Company has material relationships, the Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such third parties with which the Company has a material relationship may undertake. As a result, the Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties. The Company expects to engage in discussions with the noncompliant parties in an attempt to determine the extent to which the Company is vulnerable to those parties' possible failure to become Year 2000 compliant.

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

Risks to the Company

        The Company's Year 2000 Issue involves significant risks. There can be no assurance that the Company will succeed in implementing all of its Year 2000 Plan. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties. If the Company's renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems, including delays, may be incurred in billing the Company's major customers (Medicare, HMOs or private insurance carriers) for services performed. If its major customers' systems do not become Year 2000 compliant on a timely basis, the Company will have problems and incur delays in receiving and processing correct reimbursements. If the computer systems of third parties (including hospitals) with which the Company's systems exchange data do not become Year 2000 compliant, both on a timely basis and in a manner compatible with continued data exchange with the Company's information technology systems, significant problems may be incurred in billing and reimbursement. If the systems on the diagnostic imaging equipment utilized by the Company are not Year 2000 compliant, the Company may not be able to provide imaging services to patients. If the Company's vendors or suppliers of the Company's necessary power, telecommunications, transportation and financial services fail to provide the Company with equipment and services, the Company will be unable to provide services to its customers. If any of these uncertainties were to occur, the Company's business, financial condition and results of operations would be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

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

        There can be no assurance that the Company will not subsequently be named as a defendant in additional lawsuits. Each existing Affiliated Practice has retained responsibility for, and agreed to indemnify the Company in full against, the liabilities associated with certain lawsuits. In the event the Company is named or subsequently added as a party of these lawsuit, or a monetary judgment is entered against the Company and indemnification is unavailable for any reason, the Company's business, financial condition and results of operations could be materially adversely affected.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of the Company was held on Wednesday, May 5, 1999. At this meeting, the following matters were voted upon by the Company's shareholders:

        (A) ELECTION OF DIRECTORS

        Less T. Chafen, M.D., John W. Colloton, John Pappajohn, Derace L. Schaffer, M.D., Michael L. Sherman, M.D. and Mark L. Wagar were elected to serve as directors of the Company until the annual meeting of stockholders held in 1999. The vote was as follows:

                                       Votes Cast              Votes Cast
        Name                            In Favor           Against or Withheld
        ----                            --------           -------------------
        Less T. Chafen, M.D.           14,063,613                144,486
        John W. Colloton               14,063,613                144,486
        John Pappajohn                 13,921,681                286,418
        Derace L. Schaffer, M.D.       13,931,561                276,538
        Michael L. Sherman, M.D.       13,903,968                304,131
        Mark L. Wagar                  14,063,613                144,486

        (B) SELECTION OF AUDITORS

        The shareholders of the Company ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended December 31, 1999, by the following vote:

               Votes Cast In Favor      Votes Cast Against      Abstentions
               -------------------      ------------------      -----------
                   13,676,369                386,289              145,441

        (C) AMEND THE COMPANY'S RESTATED CERTIFICATE OF INCORPORATION

        The shareholders of the Company ratified the proposal to amend the Company's Restated Certificate of Incorporation to authorize the Board of Directors to adopt, alter or amend the Company's Amended and Restated Bylaws, by the following vote:

               Votes Cast In Favor      Votes Cast Against      Abstentions
               -------------------      ------------------      -----------
                    10,193,532               1,097,572            326,155

        (D) AMEND THE COMPANY'S 1996 STOCK OPTION PLAN

        The shareholders of the Company ratified the proposal to amend the Company's 1996 Stock Option Plan to increase the number of shares reserved for the issuance thereunder by 1,000,000 shares, by the following vote:

               Votes Cast In Favor      Votes Cast Against      Abstentions
               -------------------      ------------------      -----------
                     8,576,271               2,495,548            545,440

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


                                      AMERICAN PHYSICIAN PARTNERS, INC.


Date: August 16, 1999                 /s/ MARK L. WAGAR
                                      -----------------
                                      Mark L. Wagar
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date: August 16, 1999                 /s/ SAMI S. ABBASI
                                      ------------------
                                      Sami S. Abbasi
                                      Senior Vice President and Chief Financial
                                        Officer
                                      (Principal Financial Officer)


Date: August 16, 1999                 /s/ DAVID W. YOUNG
                                      ------------------
                                      David W. Young
                                      Controller and Treasurer
                                      (Principal Accounting Officer)

                                INDEX TO EXHIBITS

      EXHIBIT
       NUMBER                      DESCRIPTION
      -------                      -----------
          2.1  Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and among American Physician Partners, Inc., Carroll
               Imaging Associates, P.A., Diagnostic Imaging Associates, P.A.,
               Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo, Lyon,
               Hearn & Pazourek, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A.,
               Harbor Radiologists, P.A., and Perilla, Syndler & Associates,
               P.A.**

          2.2  Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., Radiology and Nuclear Medicine, A Professional Association.**

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

          2.6  Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and
               Central Imaging Associates, P.C.**

          2.7  Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Nyack
               Magnetic Resonance Imaging, P.C.**

          2.8  Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and Pelham
               Imaging Associates, P.C.**

          2.9  Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and
               Women's Imaging Consultants, P.C.**

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

          2.13 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and The
               Ide Group, P.C.**

          2.14 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and M&S
               X-Ray Associates, P.A.**

          2.15 Agreement and Plan of Reorganization and Merger, dated June 27,
               1997 by and between American Physician Partners, Inc., and South
               Texas MR, Inc.**

          2.16 Agreement and Plan of Exchange, dated June 27, 1997 by and between American Physician Partners, Inc., and San Antonio MR,
               Inc.**

          2.17 Agreement and Plan of Exchange, dated June 27, 1997 by and among
               American Physician Partners, Inc., Lexington MR, Ltd. and the
               Sellers.**

          2.18 Agreement and Plan of Exchange, dated June 27, 1997 by and among
               American Physician Partners, Inc., Madison Square Joint Venture and the Sellers.**

          2.19 Agreement and Plan of Exchange, dated June 27, 1997 by and among
               American Physician Partners, Inc., South Texas No. 1 MRI Limited
               Partnership, a Texas limited partnership, and the Sellers.**

          2.20 Agreement and Plan of Exchange, dated June 27, 1997 by and among
               American Physician Partners, Inc., San Antonio MRI Partnership
               No. 2 Ltd., a Texas limited partnership, and the Sellers**

          2.21 Agreement and Plan of Exchange, dated June 27, 1997 by and between American Physician Partners, Inc., and the Sellers**

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

          2.42 Asset Purchase Agreement, dated as of January 1, 1998, by and among American Physician Partners, Inc., Community Radiology
               Associates, Inc., Drs. Korsower and Pion Radiology, P.A., and the
               Principal Stockholders****

          2.43 Asset Purchase Agreement, dated as of January 12, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners,
               Inc., Questar Imaging, Inc. and Questar Imaging VR, Inc.****

          2.44 Asset Purchase Agreement, dated as of January 23, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners,
               Inc., PAL Imaging Corp. and the Principal Stockholders****

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

          2.51 Stock Purchase Agreement, dated September 1, 1998, by and among
               American Physician Partners, Inc., WB&A Imaging Partners, Inc.
               and Vimla Bhooshan, M.D., John B. DeGrazia, M.D., Edwin
               Goldstein, M.D., Paul T. Lubar, M.D., Calvin D. Neithamer, M.D.,
               William P. O'Grady, M.D., Robert A. Olshaker, M.D., Stanley M.
               Perl, M.D., Michael S. Usher, M.D., Alan B. Kronthal, M.D.,
               Steven A. Meyers, M.D., Victor A. Bracey, M.D. and Larry W.
               Busching******

          2.52 Asset Purchase Agreement, dated September 1, 1998, by and among
               American Physician Partners, Inc., Ormond Imaging Partners, Inc.,
               Magnetic Resonance Imaging Associates Limited Partnership and
               Paul T. Lubar, Stanley M. Perl, Michael S. Usher, John B.
               DeGrazia, Larry W. Busching, Vimla Bhooshan, William P. O'Grady,
               Robert A. Olshaker, and Calvin D. Neithamer******

          2.53 Asset Purchase Agreement, dated September 1, 1998, by and among
               American Physician Partners, Inc., Ormond Imaging Partners, Inc.,
               Duke Associates Limited Partnership and Paul T. Lubar, Stanley M.
               Perl, Michael S. Usher, John B. DeGrazia, Larry W. Busching,
               Vimla Bhooshan, William P. O'Grady, Edwin Goldstein, Robert A.
               Olshaker, Calvin D. Neithamer and Alan J. Kronthal******

          3.1  Restated Certificate of Incorporation of American Physician
               Partners, Inc.***

          3.2  Amended and Restated Bylaws of American Physician Partners,
               Inc.***

          3.3  Amendment to Restated Certificate of Incorporation of American
               Physician Partners, Inc.*

          3.4  Amendment to Restated Bylaws of American Physician Partners,
               Inc.*

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

      10.38 Service Agreement dated April 1, 1998, by and among American
            Physician Partners, Inc., Treasure Coast Imaging Partners, Inc. and
            Radiology Imaging Associates - Basilico, Gallagher & Raffa, M.D.,
            P.A.*****

      10.39 First Amendment to Credit Agreement and Consent dated May 19, 1998, by and among American Physician Partners, Inc., General Electric
            Capital Corporation and the other credit parties signatory thereto*****

      10.40 Employment Agreement between American Physician Partners, Inc. and
            Mark L. Wagar*****

      10.41 Service Agreement dated September 1, 1998, by and among American
            Physician Partners, Inc., WB&A Imaging Partners, Inc. and WB&A
            Imaging, P.C.******

      10.42 Office Building Lease Agreement between The Equitable-Nissei Dallas
            Company and Fibreboard Corporation******

      10.43 Office Building Sublease Agreement by and between Fibreboard
            Corporation and American Physician Partners, Inc.******

      10.44 First Amendment to Employment Agreement between American Physician
            Partners, Inc. and Mark L. Wagar*******

      10.45 First Amendment to Employment Agreement between American Physician
            Partners, Inc. and Mark S. Martin*******

      10.46 First Amendment to Employment Agreement between American Physician
            Partners, Inc. and Sami S. Abbasi*******

      10.47 First Amendment to Employment Agreement between American Physician
            Partners, Inc. and Paul M. Jolas*******

      10.48 Amendment No. 1 to American Physician Partners, Inc. 1996 Stock
            Option Plan*

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

******* Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-Q filed on May 17, 1999