Form 10-Q
period 1999-09-30
RADIOLOGIX INC
filed 1999-11-15
CIK 1031329

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________

                           COMMISSION FILE NO. 0-23311


                                RADIOLOGIX, INC.
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

                        AMERICAN PHYSICIAN PARTNERS, INC.
                   (Former name, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at November 15, 1999
                -----                          --------------------------------
     COMMON STOCK, $0.0001 PAR VALUE                  19,312,213  SHARES

================================================================================

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX

FORM 10-Q ITEM                                                                                                      PAGE
                                                                                                                    ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998............  1

                  Consolidated Statements of Income (Unaudited) for the three months and nine months ended September 30, 1999 and 1998.................................................................  2

                  Consolidated Statements of Cash Flows (Unaudited) for the three months and nine months ended September 30, 1999 and 1998.................................................................  3

                  Notes to Consolidated Financial Statements........................................................  4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............  8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....................................... 14

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................................. 15

         Item 2.  Changes in Securities and Use of Proceeds......................................................... 15

         Item 3.  Defaults Upon Senior Securities................................................................... 15

         Item 4.  Submission of Matters to a Vote of Security Holders............................................... 15

         Item 5.  Other Information ................................................................................ 15

         Item 6.  Exhibits and Reports on Form 8-K.................................................................. 15

SIGNATURES.......................................................................................................... 16

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                   1999              1998
                                                                                -----------      -----------
                                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ................................................... $     7,352      $     6,485
   Accounts receivable, net of allowances ......................................      59,969           36,789
   Due from affiliated practices ...............................................       2,586            1,412
   Other current assets ........................................................       3,413            2,835
                                                                                 -----------      -----------
      Total current assets .....................................................      73,320           47,521
PROPERTY AND EQUIPMENT, net of accumulated depreciation ........................      65,417           37,002
INVESTMENTS IN JOINT VENTURES ..................................................       6,407            5,424
INTANGIBLE ASSETS, net .........................................................      86,989           61,119
DEFERRED FINANCING COSTS, net ..................................................       4,137            3,408
OTHER ASSETS ...................................................................       1,284            2,165
                                                                                 -----------      -----------
      Total assets ............................................................. $   237,554      $   156,639
                                                                                 ===========      ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ....................................... $    14,210      $    13,884
   Accrued physician retention .................................................       7,884            6,319
   Accrued salaries and benefits ...............................................       5,314            3,893
   Current portion of long-term debt ...........................................       1,221              840
   Current portion of capital lease obligations ................................       1,654            1,677
   Deferred income taxes .......................................................         617              636
   Other current liabilities ...................................................          17              894
                                                                                 -----------      -----------
      Total current liabilities ................................................      30,917           28,143
DEFERRED INCOME TAXES ..........................................................       3,077            2,406
LONG-TERM DEBT, net of current portion .........................................     143,209          113,807
CONVERTIBLE NOTES ..............................................................      20,000               --
CAPITAL LEASE OBLIGATIONS, net of current portion ..............................      19,683            3,887
OTHER LIABILITIES ..............................................................         153              243
                                                                                 -----------      -----------
      Total liabilities ........................................................     217,039          148,486

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ................................       1,155            1,107

STOCKHOLDERS' EQUITY:
   Common stock ................................................................           2                2
   Additional paid-in capital ..................................................        (603)            (910)
   Retained earnings ...........................................................      19,961            7,954
                                                                                 -----------      -----------
      Total stockholders' equity ...............................................      19,360            7,046
                                                                                 -----------      -----------
      Total liabilities and stockholders' equity ............................... $   237,554      $   156,639
                                                                                 ===========      ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                  1999           1998           1999           1998
                                                ---------      ---------      ---------      ---------
                                                                      (UNAUDITED)
SERVICE  FEE REVENUE .......................    $  47,246      $  35,055      $ 129,192      $  98,327

COSTS AND EXPENSES:
  Field salaries and benefits ..............       13,505         10,738         38,128         30,447
  Field supplies ...........................        3,002          2,234          8,321          6,391
  Field rent and lease expenses ............        5,311          2,677         12,872          8,205
  Other field expenses .....................        8,375          7,220         22,693         18,624
  Corporate general and administrative .....        2,910          2,595          8,203          7,034
  Depreciation and amortization ............        5,093          2,976         12,949          8,355
  Interest expense, net ....................        3,383          2,054          8,296          5,142
                                                ---------      ---------      ---------      ---------
     Total costs and expenses ..............       41,579         30,494        111,462         84,198
                                                ---------      ---------      ---------      ---------

INCOME BEFORE TAXES, MINORITY
INTERESTS IN CONSOLIDATED SUBSIDIARIES
AND EQUITY IN EARNINGS OF INVESTMENTS ......        5,667          4,561         17,730         14,129

EQUITY IN EARNINGS OF INVESTMENTS ..........          925          1,096          2,481          2,342

MINORITY INTERESTS IN INCOME OF
CONSOLIDATED SUBSIDIARIES ..................         (237)          (168)          (672)          (391)
                                                ---------      ---------      ---------      ---------

INCOME BEFORE TAXES ........................        6,355          5,489         19,539         16,080

INCOME TAX EXPENSE .........................        2,520          2,081          7,532          6,208
                                                ---------      ---------      ---------      ---------

NET INCOME .................................    $   3,835      $   3,408      $  12,007      $   9,872
                                                =========      =========      =========      =========

NET INCOME PER COMMON SHARE
  Basic ....................................    $    0.20      $    0.18      $    0.62      $    0.53
  Diluted ..................................    $    0.19      $    0.18      $    0.60      $    0.51

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic ....................................       19,311         18,908         19,301         18,572
  Diluted ..................................       21,246         19,356         20,238         19,219


See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                             1999          1998          1999          1998
                                                                           --------      --------      --------      --------
                                                                                               (UNAUDITED)
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income ...................................................     $  3,835      $  3,408      $ 12,007      $  9,872
        Adjustments to reconcile net income to net cash
           provided by (used in) operating activities --
           Minority interests ........................................          237           168           672           391
           Depreciation and amortization .............................        5,093         2,976        12,949         8,355
           Equity in earnings of investments .........................         (925)       (1,096)       (2,481)       (2,342)
           Changes in assets and liabilities- net of acquisitions
               Accounts receivable, net ..............................       (8,617)       (1,769)      (20,257)       (3,776)
               Other current assets ..................................         (928)         (246)       (1,459)        1,810
               Other assets ..........................................       (1,195)         (733)          928        (1,957)
               Accounts payable and accrued expenses .................        2,680           594        (1,146)       (8,139)
               Accrued salaries and benefits .........................         (357)        1,280         1,420         2,322
               Other liabilities .....................................         (342)         (196)         (990)        3,703
                                                                           --------      --------      --------      --------
                  Net cash provided by (used in)
                  operating activities ...............................         (519)        4,386         1,643        10,239
                                                                           --------      --------      --------      --------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment ..........................       (4,421)       (3,531)      (22,200)       (8,252)
        Cash paid for acquisitions ...................................      (18,051)      (15,924)      (24,641)      (54,905)
        Contributions to joint ventures ..............................         --            --            (115)          352
        Distributions from joint ventures ............................          495           979         1,029         1,062
                                                                           --------      --------      --------      --------
                  Net cash used in investing activities ..............      (21,977)      (18,476)      (45,927)      (61,743)
                                                                           --------      --------      --------      --------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of long-term debt, net ................        8,116        16,716        27,830        53,988
        Proceeds from issuance of convertible notes ..................       19,400          --          19,400          --
        Payments on capital leases ...................................         (961)         (766)       (2,081)       (1,869)
        Advances to radiology practices, other .......................         --             (20)         --            (237)
        Proceeds from the exercise of options ........................            2            25             2            40
                                                                           --------      --------      --------      --------
                  Net cash provided by financing activities ..........       26,557        15,955        45,151        51,922
                                                                           --------      --------      --------      --------
     NET INCREASE IN CASH
     AND CASH EQUIVALENTS ............................................        4,061         1,865           867           418

     CASH AND CASH EQUIVALENTS, beginning of period ..................        3,291         3,125         6,485         4,572
                                                                           --------      --------      --------      --------

     CASH AND CASH EQUIVALENTS, end of period ........................     $  7,352      $  4,990      $  7,352      $  4,990
                                                                           ========      ========      ========      ========


See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated unaudited financial statements have been prepared by Radiologix, Inc., a Delaware corporation (together with its subsidiaries, "Radiologix" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in Radiologix's Form 10-K/A filed with the SEC on May 12, 1999.

1. DESCRIPTION OF BUSINESS:

      Radiologix develops, consolidates and manages radiology service networks. These networks consist primarily of free-standing diagnostic imaging centers and locations at which the Company provides radiology services that have been outsourced by hospitals. The Company's objective is to develop and operate networks of radiology facilities to provide a full spectrum of radiology services and extensive geographic coverage in existing market areas and in selected new markets. As of November 15, 1999, Radiologix owns, operates or maintains an ownership interest in imaging equipment at 119 locations and provides management services to ten radiology practices consisting of 290 physicians who provide professional radiology services at certain of the Company's radiology centers and at 59 hospitals. Radiologix's radiology networks and facilities are in geographic markets located in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas, the District of Columbia and Virginia.

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

      The following table sets forth the amounts of physician groups revenue that would have been presented in the consolidated statements of income had the Company met the provisions of EITF 97-2 (in thousands):

                                                          For the Three Months Ended    For the Nine Months Ended
                                                                September 30,                  September 30,
                                                             1999           1998          1999            1998
                                                          ----------     -----------    ----------     ----------
      Physician groups revenue, net .................     $  69,252      $  53,869      $ 192,630      $ 152,008
      Less: amounts retained by physician groups ....       (22,006)       (18,814)       (63,438)       (53,681)
                                                          ---------      ---------      ---------      ---------
      Service fee revenue, as reported ..............     $  47,246      $  35,055      $ 129,192      $  98,327
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

      Service fee revenue consists of the following (in thousands):

                                                         For the Three Months Ended     For the Nine Months Ended
                                                                 September 30,                 September 30,
                                                            1999           1998           1999            1998
                                                         ----------      ----------     ---------      ----------
      Professional component ........................     $  11,371      $   8,861      $  30,794      $  25,955
      Technical component ...........................        35,875         26,194         98,398         72,372
                                                          ---------      ---------      ---------      ---------
                                                          $  47,246      $  35,055      $ 129,192      $  98,327
                                                          =========      =========      =========      =========

3.   ACQUISITIONS:

      On August 1, 1999, the Company acquired all the outstanding stock of Questar Imaging, Inc. of Tampa, Florida ("Questar"), a private operator of primarily MRI radiology centers. Questar currently offers magnetic resonance imaging (MRI) and other diagnostic imaging services at 27 centers in 14 states, and is in the process of developing 17 additional MRI centers. The total consideration for the transaction, once completed, will be approximately $26,825,000 in cash, plus the assumption of certain liabilities. This transaction will be accounted for using the purchase method.

4.   EARNINGS PER SHARE:

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

      The Company has calculated diluted earnings per share based on the conversion price of the convertible notes (the "Notes") issued on August 3, 1999, as of the date of the financial statements. The Notes have provisions that require the Company to adjust the conversion price based on certain criteria set forth in the promissory note. In the event the Company was required to adjust the conversion price based on these criteria, the diluted earnings per share for the three months and nine months ended September 30, 1999 would not have changed. The weighted average shares outstanding used to calculate the diluted earnings would have been approximately 21,462,000 and 20,310,000 for the three months and nine months ended September 30, 1999, respectively.

5. SEGMENT REPORTING:

      The Company has five reportable segments: Mid-Atlantic Region, Northeastern Region, Central Region, Western Region and Questar. The Company's reportable segments are strategic business units defined by management's division of responsibilities. Each owns and operates imaging centers and (except for Questar) provides management services to the radiology facilities within their respective segments.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate taxes associated with income to any of the regions. They are managed separately because each segment operates under different contractual arrangements, providing service to a diverse mix of patients and payors.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                             Mid-Atlantic  Northeastern   Central       Western
                              Region (1)    Region (2)   Region (3)    Region (4)   Questar(5)     Total
                             ------------  ------------ -----------   -----------  -----------  -----------
Service fee revenue          $    54,615   $    39,204  $    14,903   $    17,171  $     3,299  $   129,192
Total operating expenses          34,744        24,900        8,577        11,335        2,458       82,014
                             -----------   -----------  -----------   -----------  -----------  -----------
Segment contribution              19,871        14,304        6,326         5,836          841       47,178
Contribution margin                   36%           36%          42%           34%          25%          37%
Depreciation and
    amortization expense           5,120         2,295          643         1,492          447        9,997
Interest expense                     997           720          159           557          300        2,733
Segment profit                    14,934        11,289        6,170         3,788           75       36,256
Segment assets                    60,282        34,051       17,158        17,322       18,470      147,283
Expenditures for
   segment assets                 11,182         2,021        2,693         3,271           49       19,216

(1) Includes the Mid-Atlantic Market.
(2) Includes the Finger Lakes and Hudson Valley Markets.
(3) Includes the South Texas, Treasure Coast and Northeast Kansas Markets.
(4) Includes the Bay Area Market.
(5) Includes 27 imaging centers purchased effective August 1, 1999.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                             Mid-Atlantic  Northeastern   Central       Western
                                Region        Region       Region        Region       Questar       Total
                             ------------  ------------  -----------   -----------  -----------  -----------
Service fee revenue          $    43,671   $    28,460   $    12,078   $    14,118  $        --  $    98,327
Total operating expenses          28,339        19,380         6,827         9,121           --       63,667
                             -----------   -----------   -----------   -----------  -----------  -----------
Segment contribution              15,332         9,080         5,251         4,997           --       34,660
Contribution margin                   35%           32%           43%           35%          --           35%
Depreciation and
    amortization expense           3,752         1,414           509         1,264           --        6,939
Interest expense                     560           494           136           459           --        1,649
Segment profit                    11,981         7,172         5,596         3,275           --       28,024

Segment assets                    41,029        19,481         9,370        12,987           --       82,867
Expenditures for
   segment assets                  1,997         2,797           373           910           --        6,077

Reconciliation of profits                                   1998                      1999
                                                     ------------------         -----------------
     Segment profit                                  $           28,024         $          36,256
     Unallocated amounts:
         Corporate general and administrative                    (7,035)                   (8,203)
         Corporate depreciation and amortization                 (1,416)                   (2,951)
         Corporate interest expense                              (3,493)                   (5,563)
                                                     ------------------         -----------------
     Income before taxes                             $           16,080         $          19,539
                                                     ==================         =================

Reconciliation of assets and expenditures                   1998                      1999
                                                     ------------------         -----------------
Assets:
     Segment amounts                                 $           82,867         $         147,283
     Corporate assets (including intangible assets)              63,400                    90,271
                                                     ------------------         -----------------
     Total assets                                    $          146,267         $         237,554
                                                     ==================         =================

Expenditures:
     Segment amounts                                 $            6,077         $          19,216
     Corporate expenditures                                       2,175                     2,984
                                                     ------------------         -----------------
     Total expenditures                              $            8,252         $          22,200
                                                     ==================         =================

6. CONVERTIBLE NOTES

      On August 3, 1999, the Company issued $20,000,000 of eight-percent convertible junior subordinated notes (the "Notes"). The Notes are convertible into the Company's common stock at a conversion price of $8.625 per share, which may be adjusted based on the performance of the stock prior to the second anniversary of the issuance. The Notes were issued to DB Capital Partners, a private equity arm and affiliate of Deutsche Bank.

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

OVERVIEW

      Radiologix, Inc., a Delaware corporation (together with its subsidiaries, "Radiologix" or the "Company"), develops, consolidates and manages radiology and imaging center networks. The Company was incorporated in 1996, but conducted no significant operations until November 26, 1997, when the Company consummated an initial public offering ("IPO") and simultaneously exchanged cash and shares of its common stock for certain assets of and liabilities associated with seven radiology practices. These exchanges were accounted for using the historical cost basis with the stock being valued at the historical cost of the net assets received by the Company. Cash consideration given in these exchanges was treated for accounting purposes as a dividend from the Company.

      Radiologix develops, consolidates and manages radiology service networks. These networks consist primarily of free-standing diagnostic imaging centers and locations at which the Company provides radiology services that have been outsourced by hospitals. The Company's objective is to develop and operate networks of radiology facilities to provide a full spectrum of radiology services and extensive geographic coverage in existing market areas and in selected new markets. As of November 15, 1999, Radiologix owns, operates or maintains an ownership interest in imaging equipment at 119 locations and provides management services to ten radiology practices consisting of 290 physicians who provide professional radiology services at certain of the Company's radiology centers and at 59 hospitals. Radiologix's radiology networks and facilities are in geographic markets located in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas, the District of Columbia and Virginia.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999

Service Fee Revenue

      Service fee revenue increased $12,191,000 or 34.8% in the third quarter of 1999 to $47,246,000 from $35,055,000 in the third quarter of 1998. Of the increase from 1998 to 1999, $6,568,000 resulted from increased business within existing facilities (19.3% same store increase), $4,313,000 resulted from facilities acquired and developed in 1998, and $1,310,000 resulted from "tuck-in" acquisitions of imaging centers since the end of the third quarter 1998.

Field Salaries and Benefits

      Salaries and benefits increased $2,767,000 or 25.8% in the third quarter of 1999 to $13,505,000 from $10,738,000 in the third quarter of 1998. Of the increase from 1998 to 1999, $1,636,000 resulted from existing facilities representing a 15.5% same store increase, consistent with the revenue growth of those centers. An increase of $750,000 resulted from facilities acquired and developed in the latter half of 1998 and the remaining $381,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 28.6% and 30.6% in 1999 and 1998, respectively.

Field Supplies

       Supplies increased $768,000 or 34.4% in the third quarter of 1999 to $3,002,000 from $2,234,000 in the third quarter of 1998. Of the increase from 1998 to 1999, $9,000 resulted from existing facilities representing a 0.5% same store increase. Supply expense has remained consistent on a same store basis as a result of increasing purchasing power. An increase of $273,000 resulted from facilities acquired and developed in the latter half of 1998 and the remaining $486,000 resulted from

"tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 6.4% in 1999 and 1998.

Field Rent and Lease Expense

       Rent and lease expense increased $2,634,000 or 98.4% in the third quarter of 1999 to $5,311,000 from $2,677,000 in the third quarter of 1998. Of the increase from 1998 to 1999, $1,519,000 resulted from existing facilities representing a 58.1% same store increase. This increase is attributable to several MRI leases in the Northeast region that are based on a per scan basis. As volume increases, which is evident in the increased same store revenue numbers, equipment lease expense increases due to per scan payment arrangements increased. An increase of $936,000 resulted from facilities acquired and developed in the latter half of 1998 and the remaining $179,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 11.2% and 7.6% in 1999 and 1998, respectively.

Other Field Expenses

      Other expenses increased $1,155,000 or 16.0% in the third quarter of 1999 to $8,375,000 from $7,220,000 in the third quarter of 1998. Of the increase from 1998 to 1999, $186,000 resulted from existing facilities representing a 2.6% same store increase. An increase of $813,000 resulted from facilities acquired and developed in 1998, and $156,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 17.7% and 20.6% in 1999 and 1998, respectively.

Corporate General and Administrative

      Corporate general and administrative expenses increased $315,000 or 12.1% in the third quarter of 1999 to $2,910,000 from $2,595,000 in the third quarter of 1998. This increase was principally due to the continued development of the Company's infrastructure and the addition of staff related to the Questar Imaging, Inc. transaction (see Note 3 to the Consolidated Financial Statements). As a percentage of service fee revenue, these costs were 6.2% and 7.4% in 1999 and 1998, respectively.

Depreciation and Amortization

      Depreciation and amortization increased $2,117,000 or 71.1% in the third quarter of 1999 to $5,093,000 from $2,976,000 in the third quarter of 1998. This increase was principally due to amortization of intangible assets resulting from the Company's acquisition of additional facilities and practices. In addition, the Company has continued to buy new equipment to replace older equipment and this upgrade of equipment resulted in increased depreciation expense. As a percentage of service fee revenue, these costs were 10.8% and 8.5% in 1999 and 1998, respectively.

Interest Expense, net

      Interest expense, net increased $1,329,000 or 64.7% in the third quarter of 1999 to $3,383,000 from $2,054,000 in the third quarter of 1998. As a percentage of service fee revenue, these costs were 7.2% and 5.9% in 1999 and 1998, respectively. The increase (as a percentage of service fee revenue) is a result of the Company's acquisitions throughout 1999, an increase in days sales outstanding and the issuance of $20,000,000 of convertible notes to fund the Questar Imaging, Inc. transaction, all of which resulted in the Company carrying higher debt levels.

Income Taxes

      The Company's effective tax rates for the third quarters of 1999 and 1998 were 40.0% and 38.0%, respectively. The increase in the effective tax rate is primarily attributed to acquisitions in which the Company has acquired the stock of the target. In a stock purchase, the goodwill associated with the transaction is not deductible for tax purposes and, therefore, increases the effective tax rate. The Company has not recognized any income tax benefit for operating losses incurred in 1997 and 1996. The Company will continue to carry the losses with a fully reserved valuation allowance. The Company will recognize the tax benefit at such time as it is deemed reasonably certain of realization.

Net Income

      As a result of the foregoing factors, the Company generated net income of $3,835,000 for the three months ended September 30, 1999, or diluted income per share of $0.19 on 21,246,000 shares outstanding, compared to net income of $3,408,000 for the three months ended September 30, 1998, or diluted income per share of $0.18 on 19,356,000 shares outstanding.

Nine Months Ended September 30, 1999

Service Fee Revenue

      Service fee revenue increased $30,865,000 or 31.4% in the first nine months of 1999 to $129,192,000 from $98,327,000 in the first nine months of 1998. Of the increase from 1998 to 1999, $17,988,000 resulted from increased business within existing facilities (19.1% same store increase), $4,773,000 resulted from facilities acquired and developed in 1998, and $8,104,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999.

Field Salaries and Benefits

      Salaries and benefits increased $7,681,000 or 25.2% in the first nine months of 1999 to $38,128,000 from $30,447,000 in the first nine months of 1998. Of the increase from 1998 to 1999, $4,985,000 resulted from existing facilities representing a 16.7% same store increase, consistent with the revenue growth of those centers. An increase of $1,134,000 resulted from facilities acquired and developed in 1998 and the remaining $1,562,000 increase resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 29.5% and 31.0% in 1999 and 1998, respectively.

Field Supplies

       Supplies increased $1,930,000 or 30.2% in the first nine months of 1999 to $8,321,000 from $6,391,000 in the first nine months of 1998. Of the increase from 1998 to 1999, $291,000 resulted from facilities acquired and developed in 1998 and $1,704,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999, offset by a $65,000 decrease in same store expenses. As a percentage of service fee revenue, these costs were 6.4% and 6.5% in 1999 and 1998, respectively.

Field Rent and Lease Expense

       Rent and lease expense increased $4,667,000 or 56.9% in the first nine months of 1999 to $12,872,000 from $8,205,000 in the first nine months of 1998. Of the increase from 1998 to 1999, $2,889,000 resulted from existing facilities representing a 36.2% same store increase. This increase is attributable to several MRI leases in the Northeast region that are based on a per scan basis. As volume increases, which is evident in the increased same store revenue numbers, equipment lease expense increases due to per scan payment arrangement associated with these higher end modalities. An increase of $897,000 resulted from facilities acquired and developed in 1998 and the remaining $881,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 10.0% and 8.3% in 1999 and 1998, respectively.

Other Field Expenses

      Other expenses increased $4,069,000 or 21.9% in the first nine months of 1999 to $22,693,000 from $18,624,000 in the first nine months of 1998. Of the increase from 1998 to 1999, $1,925,000 resulted from existing facilities representing a 10.9% same store increase. An increase of $1,010,000 resulted from facilities acquired and developed in 1998, and the remaining $1,134,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 17.6% and 18.9% in 1999 and 1998, respectively.

Corporate General and Administrative

      Corporate general and administrative increased $1,169,000 or 16.6% in the first nine months of 1999 to $8,203,000 from $7,034,000 in the first nine months of 1998. This increase was principally due to the continued development of the Company's infrastructure and the addition of staff related to the Questar Imaging, Inc. transaction (see Note 3 to the Consolidated Financial Statements). As a percentage of service fee revenue, these costs were 6.4% and 7.2% in 1999 and 1998, respectively.

Depreciation and Amortization

      Depreciation and amortization increased $4,594,000 or 55.0% in the first nine months of 1999 to $12,949,000 from $8,355,000 in the first nine months of 1998. This increase was principally due to amortization of goodwill resulting from the Company's acquisition of additional facilities and practices. In addition, the Company has continued to buy new equipment to replace older equipment and this upgrade of equipment resulted in increased depreciation expense. As a percentage of service fee revenue, these costs were 10.0% and 8.5% in 1999 and 1998, respectively.

Interest Expense, Net

      Interest expense, net increased $3,154,000 or 61.3% in the first nine months of 1999 to $8,296,000 from $5,142,000 in the first nine months of 1998. As a percentage of service fee revenue, these costs were 6.4% and 5.2% in 1999 and 1998, respectively. The increase as a percentage of service fee revenue is a result of the Company's acquisitions throughout 1999, resulting in higher debt levels.

Income Taxes

      The Company's effective tax rates for the first nine months of 1999 and 1998 were 38.5% and 38.6%, respectively. The Company has not recognized any income tax benefit for operating losses incurred in 1997 and 1996. The Company will continue to carry the losses with a fully reserved valuation allowance. The Company will recognize the tax benefit at such time as it is deemed reasonably certain of realization.

Net Income

      As a result of the foregoing factors, the Company generated net income of $12,007,000 for the nine months ended September 30, 1999, or diluted income per share of $0.60 on 20,238,000 shares outstanding, compared to net income of $9,872,000 for the nine months ended September 30, 1998, or diluted income per share of $0.51 on 19,219,000 shares outstanding.

Liquidity and Capital Resources

      At September 30, 1999, the Company had $42,403,000 in working capital, an increase of $23,025,000 from December 31, 1998. The Company's principal sources of liquidity consist of: (i) cash and cash equivalents aggregating $7,352,000;
(ii) net accounts receivable of $59,969,000; and (iii) approximately $18,000,000 in borrowing capacity under the Company's bank credit facility (the "Credit Facility").

      For the nine months ended September 30, 1999, $1,643,000 was provided by operations. Cash of $45,927,000 was used in investing activities in the first nine months of 1999, $24,641,000 of which was related to certain acquisitions, $22,200,000 related to the purchase of property and equipment and $914,000 net was received from joint ventures. Cash of $45,151,000 was provided by financing activities in the first nine months of 1999, $20,000,000 of which resulted from the issuance of convertible notes at the beginning of August 1999.

      For the nine months ended September 30, 1998, $10,239,000 was provided by operations. Cash provided by operations decreased $8,596,000 in the first nine months of 1999 from the first nine months of 1998 primarily due to an increase in accounts receivable during the first nine months of 1999. Cash of $61,743,000 was used in investing activities, primarily related to certain acquisitions. Cash of $51,922,000 was provided by financing activities, primarily through borrowings under the Credit Facility.

      On November 26, 1997, the Company entered into the Credit Facility. The Credit Facility was amended August 3, 1999. The loan agreement provides for revolving loans of up to $160,000,000 to be used by the Company for acquisitions and general working capital needs. The Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000. The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $160,000,000 or 3.25 times the consolidated EBITDA of the Company, giving pro forma effect to acquisitions made with such borrowings. In accordance with the Credit Facility, the Company's senior debt under all senior credit arrangements could not exceed $187,109,000 at September 30, 1999. As of September 30, 1999, the Company had outstanding borrowings of $142,000,000 under the Credit Facility and an additional $23,767,000 outstanding under other senior credit arrangements. At the Company's option, the interest rate under the Credit Facility is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 1.5% to 2.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 0.5% to 1.5%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements to which the Company is, or becomes a party to, and a pledge of the stock of the Company's subsidiaries.

      On August 3, 1999, the Company issued $20,000,000 of eight-percent (8%) convertible junior subordinated notes (the "Notes"). The Notes are convertible into the Company's common stock at a conversion price of $8.625 per share, which may be adjusted based on the performance of the stock prior to the second anniversary of the issuance. The Notes were issued to DB Capital Partners, a private equity arm and affiliate of Deutsche Bank.

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


YEAR 2000 ISSUE

Impact of Year 2000

      The Year 2000 issue (the "Year 2000 Issue") exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, computer programs, computers and embedded microprocessors controlling equipment with date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 date fields may result in computer system failures or miscalculations of critical financial and operational information, as well as failures of equipment controlling date-sensitive microprocessors. In addition, Year 2000 is a leap year and this too could lead to miscalculations or failures at the end of February, 2000.

State of Readiness

      The Company started to formulate a plan to address the Year 2000 Issue in the third quarter of 1998. The Company's Year 2000 Plan ("Year 2000 Plan") focuses on: (i) diagnostic imaging equipment utilized in its imaging operations;
(ii) internal information technology systems, including all types of systems used by the Company in its operations, finance, materials management and human resources departments; and (iii) information systems of its customers, payors and vendors. The Year 2000 Plan for each of these areas involves the following phases: awareness, assessment, renovation, testing and implementation. The Company has completed the awareness and assessment phases and has made significant progress in renovating noncompliant systems. In addition, the Company has established a timeline for the testing and implementation phases. The aforementioned areas are securing Year 2000 compliant certificates and statements for documentation/cataloging purposes. In general, the Company's goal is to complete all phases of the Year 2000 Plan by November 30, 1999, although complications arising from vendor delays may cause some delay.

      Most of the Company's diagnostic imaging equipment used to provide imaging services in the Company's imaging centers have computer systems and applications, and in some cases, embedded microprocessors, that could be affected by Year 2000 Issues. The Company assessed the impact on its diagnostic imaging equipment by contacting the vendors of such equipment to determine their state of readiness in relation to each piece of equipment. The vendors with respect to 99% of imaging equipment used by the Company have informed the Company that the imaging equipment is either now Year 2000 compliant or will be Year 2000 compliant with updates planned for installation before November 30, 1999. The vendors with respect to the remaining one percent (1%) of imaging equipment have informed the Company that: (i) they have developed software to ensure Year 2000 compliance with respect to the balance of their non-compliant imaging equipment; (ii) renovation will be made during future regular maintenance visits; or (iii) they have developed functional work arounds to ensure there are no Year 2000 problems. The Company expects that renovation will be completed by November 30, 1999, and that, as of October 31, 1999, 90% of its diagnostic imaging equipment was Year 2000 compliant.

      The Company's information systems technology are known to be 85% compliant. These systems include those that have been modified including modifying and upgrading software and developing and purchasing new software. The Company continues to renovate and test the remaining portions of such systems and to assess the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities, dictation systems, security systems and HVACS. The Company expects to complete the renovation and testing phases for such systems by November 30, 1999.

      During the third quarter of 1999, the Company implemented a plan to assess the potential for Year 2000 problems with the information systems of its customers, payors and vendors. The Company prepared and sent questionnaires to its customers, vendors and other third parties with which the Company has a material relationship. The Company recently completed its assessment with respect to such parties. While the Company has received preliminary information concerning the Year 2000 readiness of many of its customers, vendors and other third parties with which the Company has material relationships, the Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such third parties with which the Company has a material relationship may undertake. As a result, the Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties. The Company expects to engage in discussions with the noncompliant parties in an attempt to determine the extent to which the Company is vulnerable to those parties' possible failure to become Year 2000 compliant.

Costs to Address Year 2000 Issue

       The Company estimates, on a preliminary basis, that the cost of assessment, renovation, testing and implementation of its internal systems will range from approximately $500,000 to $750,000. The major components of these costs are consultants, additional personnel costs, programming, new software and hardware, software upgrades and travel expenses. The Company expects that such costs will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation, and may be adjusted upon receipt of more information from the Company's vendors, customers and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs. The effects of the aforementioned costs have had no material impact on the Company's progress as it relates to other information system projects and implementation.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents, Credit Facility, and its convertible notes.

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

      There can be no assurance that the Company will not subsequently be named as a defendant in additional lawsuits. Each existing radiology practice has retained responsibility for, and agreed to indemnify the Company in full against, the liabilities associated with certain lawsuits. In the event the Company is named or subsequently added as a party to these lawsuits, or a monetary judgment is entered against the Company and indemnification is unavailable for any reason, the Company's business, financial condition and results of operations could be materially adversely affected.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5. OTHER INFORMATION

      Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. See Index to Exhibits following signatures.

      (b) Reports on Form 8-K

      On Form 8-K dated August 18, 1999, Radiologix, Inc. announced that it had acquired all the outstanding stock of Questar Imaging, Inc. of Tampa, Florida ("Questar"). The Questar purchase price was financed through the issuance of $20 million in principal amount of junior convertible subordinated notes that initially bear interest at a rate of eight percent, which may be adjusted in certain circumstances, to BT Capital Partners SBIC, L.P., a private equity arm and affiliate of Deutsche Bank, in a private transaction. The notes are convertible into common stock of the Company at an initial conversion price of $8.625, which may be adjusted in certain circumstances.

      On Form 8-K dated September 24, 1999, the Company announced the change of its corporate name from American Physician Partners, Inc. to Radiologix, Inc. pursuant to a merger with a wholly-owned subsidiary effected under Delaware law.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RADIOLOGIX, INC.


Date: November 15, 1999                    /s/ MARK L. WAGAR
                                           -------------------------------------
                                           Mark L. Wagar
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 15, 1999                    /s/ SAMI S. ABBASI
                                           -------------------------------------
                                           Sami S. Abbasi
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date: November 15, 1999                    /s/ DAVID W. YOUNG
                                           -------------------------------------
                                           David W. Young
                                           Treasurer and Controller
                                           (Principal Accounting Officer)

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

      2.54  Stock Purchase Agreement effective as of August 1, 1999 by and among
            American Physician Partners, Inc., Questar Imaging, Inc. and the shareholders of Questar Imaging, Inc. ********

      3.1   Restated Certificate of Incorporation of American Physician
            Partners, Inc.***

      3.2   Amended and Restated Bylaws of American Physician Partners, Inc.***

      3.3   Amendment to Restated Certificate of Incorporation of American
            Physician Partners, Inc. *********

      3.4   Amendment to Restated Bylaws of American Physician Partners, Inc.
            *********

      4.1   Form of certificate evidencing ownership of Common Stock of American
            Physician Partners, Inc.***

      4.2   Form of Convertible Promissory Note of American Physician Partners,
            Inc.**

      4.3 Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital Partners
            SBIC, L.P. ********

      4.4 Convertible Junior Subordinated Promissory Note dated August 1, 1999 issued to BT Capital Partners SBIC, L.P. ********

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

      10.44 First Amendment to Employment Agreement between American Physician
            Partners, Inc. and Mark L. Wagar *******

      10.45 First Amendment to Employment Agreement between American Physician
            Partners, Inc. and Mark S. Martin *******

      10.46 First Amendment to Employment Agreement between American Physician
            Partners, Inc. and Sami S. Abbasi *******

      10.47 First Amendment to Employment Agreement between American Physician
            Partners, Inc. and Paul M. Jolas *******

      10.48 Amendment No. 1 to American Physician Partners, Inc. 1996 Stock
            Option Plan ********

      11.1  Earnings Per Share *

      27    Financial Data Schedule *

      99.1 Press Release issued by Radiologix, Inc. on September 24, 1999 announcing its change of corporate name from American Physician
            Partners, Inc. **********

      99.2 Certificate of Ownership and Merger of Radiologix, Inc. with and into American Physician Partners, Inc. **********

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

******** Incorporated by reference to the corresponding Exhibit number to the registrant's Form 8-K filed on August 3, 1999.

*********  Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-Q filed on August 16, 1999

********** Incorporated by reference to the corresponding Exhibit number to the registrant's Form 8-K filed on September 24, 1999.