Form 10-K405
period 1999-12-31
RADIOLOGIX INC
filed 2000-03-29
CIK 1031329

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NO. 0-23311


                                RADIOLOGIX, INC.
             (Exact name of registrant as specified in its charter)



        DELAWARE                                    75-2648089
(State or other jurisdiction               (I.R.S. Employer of Identification)
incorporation or organization)


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

               Yes    X                    No
                  ----------                 ------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $102,690,572, based on the closing sales price of $5.50 of the registrant's Common Stock on the Nasdaq National Market System on March 24, 2000.

     As of March 24, 2000, 19,430,978 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the Annual Meeting of Stockholders of the registrant to be held during 2000 are incorporated by reference in Part III.

================================================================================

                                RADIOLOGIX, INC.

                                TABLE OF CONTENTS

FORM 10-K ITEM                                                                                                  PAGE
                                                                                                                ----
PART I.
         Item 1.  Business ...................................................................................   1
         Item 2.  Properties .................................................................................  24
         Item 3.  Legal Proceedings ..........................................................................  24
         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  24

PART II.
         Item 5   Market for Registrant's Common Stock and Related
                      Stockholder Matters ....................................................................  26
         Item 6.  Selected Consolidated Financial Data .......................................................  27
         Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................  29
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk..................................  49
         Item 8.  Financial Statements and Supplementary Data................................................. F-1
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................  50

PART III.
         Item 10. Directors and Executive Officers of the Registrant..........................................  50
         Item 11. Executive Compensation......................................................................  50
         Item 12. Security Ownership of Certain Beneficial....................................................  50
                      Owners and Management...................................................................  50
         Item 13. Certain Relationships and Related Transactions..............................................  50

PART IV.
         Item 14. Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K.............................................................................  51

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Radiologix, Inc. is a leading provider of radiology services in the United States through (i) its ownership and operation of technologically advanced, multi-modality diagnostic imaging centers, and (ii) its provision of administrative, management and other information services to certain radiology business partners. Radiologix derives approximately 73% of its revenues from the production and management of diagnostic images that are utilized by radiologists in preparing written reports. These images and the radiology reports that are based on the images permit ordering physicians to diagnose and manage diseases and injuries more accurately and effectively than would be possible without such clinical information. Ordering physicians rely extensively on this type of diagnostic information in making health care treatment decisions.

     Radiologix's radiology services primarily consist of utilizing sophisticated technology and technical expertise to perform diagnostic imaging procedures. Radiologix performs diagnostic imaging procedures utilizing technologies such as x-ray, magnetic resonance imaging ("MRI"), computed tomography ("CT"), mammography, ultrasound, nuclear medicine and positron emission tomography ("PET"), as well as general radiography and fluoroscopy.

     During 1999, Radiologix performed approximately 1.4 million imaging procedures for patients at the 113 imaging centers owned or operated by Radiologix as of December 31, 1999. Radiologix's imaging centers are located in 17 states and the District of Columbia, with concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington D.C.

     Radiologix also provides administrative, management and information services to certain business partners, including a component of the physician practices whose radiologists provide professional services in connection with Radiologix's radiology services, and hospitals with which Radiologix operates joint ventures. These administrative services are intended to improve radiology practice or joint venture profitability, efficiency and effectiveness. Radiologix's relationships with radiology practices and hospitals enhance Radiologix's growth and expansion opportunities in its core business.

     Radiologix was incorporated in Delaware in 1996. In November 1997, Radiologix conducted its initial public offering of common stock. Radiologix's principal executive offices are located at 3600 Chase Tower, 2200 Ross Avenue, Dallas, Texas, 75201, and its telephone number is (214) 303-2776.

RECENT ACQUISITIONS

     In August 1999, Radiologix purchased all the outstanding capital stock of Questar Imaging, Inc. for $15.7 million in cash and the assumption of approximately $16.2 million of debt. As of such date, Questar owned or operated 27 imaging centers in 14 states. These imaging centers offered MRI and other diagnostic imaging modalities.

     When Radiologix acquired Questar, Questar had 17 additional imaging centers under development. As of December 31, 1999, three of those 17 centers had become operational. Pursuant to the agreements governing the Questar acquisition, Radiologix paid an additional $500,000 to Questar's former owners during 1999 relating to the additional imaging centers that became operational after the acquisition. From January 1, 2000, through March 24, 2000, six additional imaging centers became operational. Radiologix paid an additional $500,000 for each such center. There can be no assurance that the remaining eight undeveloped imaging centers will become operational.

     Radiologix incorporated one of the Questar imaging centers into Radiologix's pre-existing imaging center networks. Radiologix operates the remaining Questar imaging centers as a separate market segment. Radiologix has closed or consolidated two of the Questar imaging centers. Radiologix continues to integrate the Questar imaging centers into Radiologix's information systems and management practices.

     In addition to the Questar acquisition, Radiologix acquired seven additional imaging centers during 1999. These acquisitions included approximately nine separate transactions for an aggregate purchase price of approximately $8.3 million. Substantially, all of these non-Questar transactions were effected through asset purchase transactions.

RADIOLOGY MARKET OVERVIEW

     The Health Care Financing Administration estimates that national health care spending in 1998 was approximately $1.1 trillion. According to the American College of Radiology, an estimated 350 million radiological procedures were performed in the United States during 1995. Total spending on radiology services including diagnostic imaging, interventional radiology and radiation oncology was estimated at $56 to $70 billion according to a 1995 report prepared by SMG Marketing Group. Diagnostic imaging, including interventional radiology procedures, accounted for approximately 82% of the aggregate amount spent on radiological services performed in the United States, with radiation oncology services accounting for approximately 18%.

     Technical facilities are located within hospitals and in approximately 3,150 outpatient centers throughout the United States. Professional radiology services are provided by radiologists, general practitioners and other specialists. There are approximately 3,200 radiology groups in the United States comprised of approximately 27,000 practicing radiologists. These groups have a typical size of six members, but vary in size up to approximately 100 physicians serving a specific market.

OPERATIONS

Imaging Centers

     As of December 31, 1999, Radiologix owned 94 imaging centers and operated and managed 19 additional imaging centers through joint venture relationships. Information related to these 113 imaging centers, and information about 18 other sites at which Radiologix provides imaging equipment, management services or employees, is set forth below and is provided as of December 31, 1999:


                                              Imaging Facilities
                                 ------------------------------------------
                                                   Joint
                                  Owned           Venture             Other
Market Areas and Segments        Centers         Centers (1)          Sites
-------------------------        -------         -----------          -----
Mid Atlantic(3) .............       27                10              3 (2)

Finger Lakes(4) .............       10                 0              4 (2)

Bay Area(5) .................       19                 0              0 (2)

South Texas(6) ..............        3                 5              0 (2)

Northeast Kansas(7) .........        1                 1              0 (2)

Hudson Valley(8) ............       12                 0              7 (2)

Treasure Coast(9) ...........        2                 0              0 (2)

Questar(10) .................       20                 3              4(11)
                                    --                --             --
         Totals .............       94                19             18
                                    ==                ==             ==



(1) Represents partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating imaging centers. Professional services at the joint venture imaging centers are performed by the radiology practices in such market area or a radiology practice that participates in the joint venture.

(2) Includes locations where Radiologix owns diagnostic imaging equipment and provides professional services to other non-radiology health care providers.

(3)  Encompasses the greater Baltimore/Washington, D.C. metropolitan area.

(4)  Encompasses the greater Rochester, New York metropolitan area.

(5) Encompasses the greater San Francisco/Oakland/San Jose, California metropolitan areas.

(6)  Encompasses the greater San Antonio, Texas metropolitan area.

(7)  Encompasses the Topeka, Kansas and Northeast Kansas area.

(8)  Encompasses Rockland County, New York, and surrounding counties.

(9)  Encompasses St. Lucie County, Florida.

(10) Includes imaging centers in the States of Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Minnesota, Missouri, Nebraska, Nevada, Ohio and Pennsylvania that were acquired as part of the Questar acquisition and that have not been integrated into pre-existing Radiologix market areas.

(11) Includes imaging centers at which Radiologix does not have an ownership interest in the imaging equipment, but provides management services or employees.

Joint Venture Relationships

     As of December 31, 1999, Radiologix was a partner or member in 14 partnerships or limited liability companies formed by Radiologix and hospitals, health systems or radiology practices. These partnerships own and operate 19 imaging centers, a majority of which are located on, or adjacent to, the participating hospital or health center's campus. As the general partner or managing member of 12 of these joint ventures, Radiologix operates the imaging centers.

Other Sites

     As of December 31, 1999, Radiologix had installed Radiologix-owned imaging equipment at 14 locations that are not freestanding imaging centers owned or operated by Radiologix or by a partnership or limited liability company of which Radiologix served as the general partner or managing member. Examples of these locations include hospital or health care departments where Radiologix had installed imaging equipment that Radiologix operates pursuant to an agreement with the hospital or health center. These relationships permit Radiologix to provide radiology services to hospitals and health centers without directly competing against a radiology department that is equipped and operated by the hospital or health center. In addition to those 14 locations, Radiologix provides management services or employees for four locations at which Radiologix does not have an ownership interest in the imaging equipment.

Operation of Facilities

     In conjunction with its operation of imaging centers, Radiologix purchases imaging equipment, hires and trains employees, schedules patient appointments, processes data relating to production of images and other technical radiology services, and obtains and maintains permits, licenses and insurance.

     Radiologix's diagnostic imaging centers offer multiple modalities of technologically advanced imaging procedures. The number and type of imaging modalities offered at Radiologix's imaging centers are determined by the demand for such services within their respective market areas. Presently, the majority of these imaging centers offer multiple modalities including various combinations of MRI, CT, mammography, ultrasound, nuclear medicine, fluoroscopy and traditional radiography. By offering a wide spectrum of imaging modalities, Radiologix markets itself as a full-service provider of diagnostic imaging services.

     Offering a wide spectrum of imaging modalities at an imaging center enables Radiologix to offer "one-stop shopping" to referring physicians and patients. For example, a physician may refer a patient for an X-ray. If the X-ray, when interpreted by a radiologist who is providing professional services at the imaging center, reveals that further imaging (for example, a CT scan) is necessary, the radiologist can confer with the referring physician and the patient can immediately undergo the CT scan. Thus, by offering both X-ray and CT modalities at the imaging center, the referring physician and the patient can avoid multiple visits to an imaging center or hospital.

     Managed care organizations, insurers and other entities often represent large groups of patients who are dispersed throughout a wide geographic area. These entities influence referring physicians' decisions by entering into provider agreements with, or otherwise selecting or approving, health care service providers, including radiology service providers. Radiologix's experience is that entities representing widely-dispersed patients often prefer to enter into referral relationships with radiology providers who can provide radiology services in a corresponding geographical area. Radiologix has developed its radiology services networks, in part, to be qualified to be a single supplier or a preferred provider for these entities so that they will select or approve Radiologix more frequently and thus will influence referring physicians to refer patients to Radiologix's networks.

     To increase the convenience of Radiologix's imaging centers to patients, Radiologix implements network-wide scheduling systems where practical. Under these systems, each imaging center in a network can access the patient appointment calendar of other centers in the network. Each center also can schedule patient appointments at each other facility within the network. This system permits Radiologix's networks to better utilize time available at its network centers and to meet patients' appointment time, date or location preferences.

     Radiologix focuses on providing quality patient service to ensure patient and referring physician satisfaction. Radiologix's development of radiology networks permits Radiologix to invest in advanced radiology equipment, including MRI, open MRI, spiral CT and PET, as well as equipment to offer teleradiology services in certain markets. When appropriate, Radiologix provides capital to upgrade existing imaging equipment. Radiologix's consolidation of imaging centers into coordinated networks improves response time, increases overall patient accessibility, permits Radiologix to standardize certain customer relations procedures and permits Radiologix to develop "best practices" for its imaging centers. Radiologix seeks the input and participation of the radiology practices to which Radiologix provides administrative and management services to develop best practices and to improve productivity and quality of services. By focusing on further improving and, where appropriate, standardizing the operations of its imaging centers, Radiologix believes that it can increase patient and referring physician satisfaction, which should lead to increased referrals and increased utilization of Radiologix's imaging centers.

     Radiologix has increased the efficiency of its networks by installing teleradiology systems in selected markets. Teleradiology permits a physician at one facility to interpret images from imaging equipment located at other facilities. These systems also permit Radiologix to leverage the services of radiology specialists and subspecialists located at one location who can provide professional services to multiple locations within the network. In 1999, Radiologix installed two upgrades to existing teleradiology systems, one in its Northeast Kansas market area and one in its South Texas market area. As a result, all of Radiologix's markets (excluding the Questar market segment) now have teleradiology systems. These systems permit the radiology practices to offer 24-hour professional radiology services to hospitals and other locations equipped with Radiologix's teleradiology equipment. Prior to the installation of the teleradiology network, continuous on-site staffing may not have been appropriate. Teleradiology systems are attractive to referring physicians and hospitals since they receive timely radiology interpretations from a radiologist outside of normal business hours or on weekends or holidays. These systems are attractive to radiologists since they utilize one radiologist to cover multiple sites and avoid on-site staffing or call coverage at each site during these periods.

     Radiologix utilizes capital for its radiology and imaging center networks, as appropriate, for the following purposes:


     o technological advances, including teleradiology and upgraded diagnostic imaging equipment;

     o imaging equipment for new modalities (such as open MRI, spiral CT and PET);

     o information systems, including Radiologix's financial accounting system, which Radiologix implements at each new imaging center as soon as reasonably possible after the center is added to Radiologix's networks; and

     o implementation of technologies to link voice, data and image transmission capabilities.

Radiology Practices

     The radiology practices whose radiologists perform professional services for Radiologix's non-Questar imaging centers consist of ten radiology practices, comprised of approximately 280 radiologists, located in seven states and Washington, D.C. All of the practices provide professional services, which consist of the supervision, performance and interpretation of radiological procedures in hospitals, imaging centers or other settings. As of December 31, 1999, the practices provided professional radiology services to 58 hospitals. In the aggregate, the practices provide all subspecialty diagnostic and interventional radiology and radiation oncology services. Substantially all of the radiologists are board certified. In addition to providing professional services at Radiologix's imaging facilities and the hospitals, the radiology practices provide professional services to hospital outpatient facilities, physicians' offices, mobile imaging units and nursing homes.

     The radiology practices were selected based on a variety of factors, including: physician and practice credentials and reputation; competitive market position; subspecialty mix of physicians; historical financial performance and growth potential; and willingness to embrace Radiologix's strategy for the market for radiology services.

Affiliation Structure for Radiologix's Radiology Practices

     Radiologix's business model is based on a "partnership" with its radiology practices in which Radiologix manages the non-medical functions of the radiology practices in a manner that promotes physician participation and input in areas such as practice enhancement and operating efficiencies, marketing and long-term strategy development. Radiologix believes that its partnering approach (i.e., shared ownership, economic interest and governance) enables physicians to provide input in the management and affairs of their practice and aligns the interests of physicians in the radiology practices with those of Radiologix in promoting practice growth and operating efficiencies. Radiologix believes its model is, and will continue to be, attractive to radiology groups that need management, administrative and information services in addition to contracting with Radiologix to provide physician coverage at Radiologix's imaging centers.

     In connection with the acquisition of imaging centers and affiliations with radiology practices, Radiologix acquires certain tangible and intangible assets and assumes certain liabilities of the radiology practices. Radiologix pays the purchase price for such transactions in cash and shares of its Common Stock. Simultaneously with the acquisitions, Radiologix enters into a 40-year service agreement with each radiology practice pursuant to which Radiologix will provide a wide range of management, administrative, technical and non-medical services. For providing services under the service agreement, Radiologix receives a fee which is structured to align the interests of Radiologix and the radiology practices. Additionally, the service agreements restrict the radiology practices from competing with Radiologix and other of Radiologix's radiology practices within a specified geographic area during the term of the service agreements and also require each radiology practice to obtain and enforce similar restrictive covenants with the full-time physicians affiliated with their practices. Radiologix anticipates that some, but not the majority of, future acquisitions of imaging centers and affiliated radiology practices will be based on the partnership model Radiologix has established or a variation of such model.

     Radiologix and each radiology practice establish a Joint Planning Board consisting of three to six members. The Joint Planning Boards have responsibility for establishing payor contracting guidelines, making recommendations with respect to operating budgets and capital expenditures and developing marketing strategies and long-term objectives for the imaging centers and their respective practices. Radiologix believes the Joint Planning Boards promote participation by physicians in both the overall management of their practices and the continued growth of Radiologix's imaging center operations in that region and serve as a means for Radiologix and its radiology practices to communicate effectively and exchange information. In addition, Radiologix has a Physician Advisory Board, the primary focus of which is to enhance the quality of services provided by Radiologix, its imaging centers and its radiology practices. The Physician Advisory Board consists of 11 practicing physicians from the radiology practices. This board serves as a forum in which members discuss and make recommendations regarding clinical applications, practice protocols, appropriateness criteria, utilization guidelines, best practices and managed care issues. Recommendations are communicated to all radiology practice physicians, however, the adoption of such recommendations will be at the discretion of the radiology practices.

Information Management

     Radiologix believes that integrated management information and financial information systems are essential to the development of integrated health care delivery capabilities and are fundamental to improving the quality of care, reducing the cost of care and enhancing Radiologix's attractiveness to payors. Radiologix has implemented a Financial Accounting System ("FAS"). The FAS is designed to facilitate consistent, efficient reporting of financial information throughout Radiologix using one standard chart of accounts with a single set of accounting practices and financial controls. Radiologix has deployed general ledger, accounts payable, asset management and payroll systems at each of the radiology practices. Radiologix is in the process of developing other standard information systems for clinical and operational data.

Service Agreements

     Radiologix is a party to a service agreement with each related radiology practice under which Radiologix is the exclusive manager and administrator of non-medical services relating to the operation of the practice. The following summary of the service agreement is intended to be a brief description of the standard form of Radiologix's service agreements with the respective radiology practices. The service agreements may vary from the description below depending on the requirements of local regulations and negotiations with the individual practices. Radiologix expects to enter into agreements with similar provisions with additional radiology practices in the future.

     The service fees payable to Radiologix by the radiology practices under the service agreements vary based on fair market value, as determined in arms' length negotiations, and the nature and extent of services provided. Where state law allows, service fees due under the service agreements are derived from two distinct revenue streams:

     o the radiology practice pays a service fee to Radiologix based on a negotiated percentage (Radiology practice service fees range from 20% to 30%) of the adjusted professional revenues as defined in the service agreement; and

     o the radiology practice pays a service fee based on 100% of the adjusted technical revenues as defined in the service agreement, which equals the fair value of the services provided.

In states where the law requires a flat fee structure, Radiologix has negotiated a base service fee, which is equal to the fair market value of the services provided under the service agreement and which is renegotiated each year to equal the fair market value of the services provided under the service agreement. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other non-physician costs) from physician groups revenue of the radiology practice. In addition, Radiologix receives income from joint ventures in which Radiologix holds ownership interests. Revenues are billed by Radiologix on behalf of the radiology practices. Payments are received by the radiology practice and transferred to Radiologix on a daily basis. On a monthly basis Radiologix calculates the amount of service fees due and remits to the radiology practices an amount equal to the difference between the net revenues of the radiology practice and the service fees calculated by Radiologix.

     Pursuant to the service agreements, Radiologix, among other things: (i) acts as the exclusive manager and administrator of non-physician services relating to the operation of the radiology practice, subject to matters reserved to the radiology practice or referred to the Joint Planning Board; (ii) aids in the billing of hospitals, insurance companies and other third-party payors and collects on behalf of the radiology practice the fees for professional medical and other services rendered by the radiology practice; (iii) provides, as necessary, clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services and personnel, information management, preparation of certain tax returns and medical transcribing services; (iv) supervises and maintains custody of substantially all files and records; (v) provides facilities for the radiology practice; (vi) prepares, in consultation with the Joint Planning Board and the radiology practice, all annual operating and capital budgets; (vii) orders and purchases inventory and supplies as necessary; (viii) implements, in consultation with the Joint Planning Board and the radiology practice, national and local public relations or advertising programs; (ix) provides financial and business assistance in the negotiation, establishment, supervision and maintenance of contracts and relationships with managed care and other similar providers and payors; and (x) assists the radiology practice with obtaining medical malpractice insurance for its physicians and other medical professionals.

     Under the service agreements, each radiology practice remains responsible for (i) hiring and compensating its physicians and certain other medical professionals, (ii) the licensing, credentialing and certification necessary to conduct its practice, (iii) obtaining and maintaining medical malpractice insurance for the professional entity and its physician employees, (iv) providing professional radiological services and (v) complying with federal and state laws, regulations and other ethical standards applicable to the practice of radiology. Pursuant to the service agreements, the radiology practices maintain full control over the provision of professional radiological services. Radiologix does not engage in the practice of medicine or provide professional radiological services. In addition, the service agreements with the radiology practices also contain provisions whereby both Radiologix and each radiology practice have agreed to certain restrictions on accepting or pursuing radiology opportunities within a 10-mile radius of any of Radiologix's owned, operated or managed imaging centers at which the radiology practice provides professional radiology services or any hospital at which a radiology practice provides on-site professional radiology services. Each service agreement also restricts the applicable radiology practice from competing with Radiologix and other radiology practices within a specified geographic area during the term of such service agreement. In addition, the service agreements require the radiology practices to enter into and enforce agreements with the stockholders and full-time radiologists at each radiology practice (subject to certain exceptions) that include covenants not to compete with Radiologix for a period of two years after termination of employment.

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

     Each service agreement may also be terminated by Radiologix if the radiology practice or a physician employee engages in conduct, or is formally accused of conduct, for which the physician employee's license to practice medicine reasonably would be expected to be subject to revocation or suspension or is otherwise disciplined by any licensing, regulatory or professional entity or institution, the result of any of which (in the absence of termination of such physician or other action to monitor or cure such act or conduct) does or reasonably would be expected to materially adversely affect the radiology practice. In addition, Radiologix may terminate each service agreement with any radiology practice if, during the first five years of the service agreement, more than 33-1/3% of the total number of physicians employed or retained by such practice are no longer employed or retained by such practice other than because of certain events, including death, permanent disability, pre-qualified retirement or involuntary loss of hospital contracts or privileges.

     Upon termination of a service agreement with a radiology practice, depending upon the termination event, Radiologix may have the right to require such radiology practice to purchase and assume, or the radiology practice may have the right to require Radiologix to sell, assign and transfer to it, the assets and related liabilities and obligations associated with the professional and technical radiology services provided by the radiology practice immediately prior to such termination. The purchase price for such assets, liabilities and obligations will be the lesser of fair market value thereof or the return of the consideration received in the acquisition; provided, however, that the purchase price shall not be less than the net book value of the assets being purchased.

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

     In addition to diagnostic imaging procedures, certain of the radiologist practices that perform services for Radiologix also provide radiation oncology services to hospitals. Radiation oncology procedures use a variety of radiation sources to treat cancer and/or relieve pain caused by certain tumors and are performed in hospitals and free-standing outpatient centers.

Trends In Radiology

     Technological Advancements. Radiologix believes that advances in technology, including the development and continued enhancements of CT, MRI, ultrasound, nuclear medicine, PET and interventional radiology have contributed to the growth of the diagnostic imaging industry. These technological advances have resulted in increased professional and technical utilization and have produced diagnostic procedures that are safer, more accurate and less invasive than techniques previously utilized. While traditional x-rays continue to be the primary imaging modality based on the number of procedures performed, the use of advanced diagnostic imaging modalities such as MRI and CT has increased rapidly in recent years because these modalities allow physicians to diagnose a wide variety of diseases and injuries quickly and accurately without exploratory surgery or other surgical or invasive procedures, which are usually more expensive, involve greater risk to the patient and result in longer rehabilitation time. As a result, hospital days are shortened or eliminated and time lost from work is significantly reduced. In addition, diagnostic imaging is increasingly used as a screening tool for preventive care. Radiologix believes that future technological advances will enhance the ability of radiologists to diagnose and influence treatment, thereby lowering overall health care costs.

     Recent technological advancements include: magnetic resonance spectroscopy, which can differentiate malignant from benign lesions; magnetic resonance angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels; spiral computed tomography, which permits three-dimensional images of body parts; monoclonal antibody studies utilizing nuclear medicine to localize certain cancers that would otherwise be difficult to detect or treat; and the development of teleradiology, which digitally transmits radiological images from one location to another for interpretation. Radiologix believes that the utilization of both the diagnostic and therapeutic capabilities of radiology will continue to increase because of its cost-effective, time-efficient and risk/benefit advantages over alternative procedures (including surgery) and that newer technologies and future technological advancements will result in further sub-specialization and increased utilization of professional and technical radiological services.

     Reimbursement Patterns. Payment for radiology services comes primarily from third-party payors such as private insurers (including traditional indemnity insurance plans), managed care plans (including HMOs and PPOs) and governmental payors (including Medicare and Medicaid). Historically, radiologists and other physicians generally provided medical services on a fee-for-service basis. As managed care entities and other payors have focused on providing care in a more cost-effective manner, they have demanded and received significant discounts from fee-for-service rates charged for radiological procedures. As a result, physicians have seen a decrease in per procedure reimbursements from managed care and governmental entities for such procedures. Certain third-party payors have focused on shifting more of the financial risk for the provision of cost-effective services to providers through capitation and other risk-sharing arrangements. Significant changes of this type will require Radiologix to become more actively involved in assisting its radiology practices in developing practice guidelines and appropriateness criteria and managing the utilization of radiological procedures.

     Radiologix believes that the shift in financial risk from payors to providers decreases the attractiveness of under-utilized imaging equipment within a general practitioner's or specialist's office or in hospitals and will accelerate the centralization of resources to high-volume centers. According to an article published in the American Journal of Radiology in 1993, approximately 64% of all radiological procedures (primarily x-rays and ultrasound) performed in freestanding imaging centers and physicians' offices were performed by non-radiologist physicians including internists, family and general practitioners and orthopedists. Radiologix believes that the general diagnostic imaging services performed by non-radiologists may be directed to radiologists by managed care entities seeking to have services performed at the lowest overall cost. As a result, Radiologix believes that managed care entities, provided with utilization reports, will focus on reducing costs by shifting radiological procedures performed by non-radiologists to radiologists.

     Consolidation of Imaging Centers. Concurrent with the growth of managed care and strict controls on Medicare reimbursement for inpatient costs, diagnostic imaging services began to shift from hospital settings to imaging centers in the early 1980s. While many of these imaging centers were developed by physicians and hospitals, a subsequent change in federal law restricted the referral of patients by a physician to a facility in which the physician maintained an ownership interest. As a result, many physicians sold their interests in imaging centers to hospitals, radiologists and companies engaged exclusively in the ownership, operation and management of imaging centers. Radiologix believes that many of these entities have and will continue to consolidate the ownership of imaging centers.

     Referral Sources. Non-radiologists, including specialists and primary care physicians, direct the utilization of radiology services. Most industry marketing has been focused on developing relationships with these referring physicians. As more patients move to managed care plans, Radiologix believes physicians will have fewer referral options for diagnostic imaging procedures. In addition, Radiologix believes that certain managed care entities will increasingly demand that providers of radiology services share in the financial risks associated with providing services for the lives covered by the managed care entities. As the choices for radiology referrals decrease, Radiologix believes that quality of care, subspecialty expertise and patient and referring physician satisfaction will be important factors in determining referral patterns.

     Trends in Radiology Organizations. The trends toward managed care, cost containment and health care consolidation have combined to limit the number of positions available and the salaries paid to radiologists. In addition, small independent physician groups and individual practices are typically at a competitive disadvantage to larger associations or networks of physicians because they lack the capital necessary to (i) expand the geographic coverage of the practice and the imaging modalities offered, (ii) develop state-of-the-art information systems and (iii) purchase costly new imaging technologies, each of which can improve quality of care and reduce costs. Generally, they also lack the cost accounting and quality management systems necessary to allow physicians to price and monitor complex risk-sharing arrangements with third-party payors. Additionally, small to medium-sized groups and individual practices often do not have contractual ties with other providers nor do they have the ability to offer a broad range of subspecialty imaging services. Small practices often have higher operating costs (since overhead must be spread over a relatively small revenue base) and minimal vendor purchasing power. In order to remain competitive in the changing medical service environment, radiologists are beginning to affiliate with or create larger organizations by adding radiologists to their groups, creating or joining a network or an independent physician association or affiliating with a services provider such as Radiologix.

Year 2000 Compliance

     Radiologix has not experienced any material adverse impact from the transition to the year 2000. However, there can be no assurance that Radiologix's suppliers and customers have not been affected in a manner that is not yet apparent. Radiologix will continue to monitor its Year 2000 compliance and the year 2000 compliance of its suppliers and customers. Prior to December 31, 1999, the Company verified that all of its personal computers and software were Year 2000 compliant. The Company replaced or upgraded all items that were not Year 2000 compliant. The costs related to these efforts were not material.

GOVERNMENT REGULATION AND SUPERVISION

General

     The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which Radiologix operates will not change significantly in the future. The ability of Radiologix to operate profitably will depend in part upon Radiologix, the radiology practices and their affiliated physicians obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. Radiologix believes that health care regulations will continue to change and, therefore, intends to monitor developments in health care law and Radiologix expects to modify its operations from time to time as the business and regulatory environment changes. There can be no assurance that Radiologix will be able to modify its operations so as to address changes in the regulatory environment.

Licensing and Certification Laws

     Every state imposes licensing requirements on individual physicians and on certain facilities operated, or services performed, by physicians and others. In addition, federal and state laws regulate HMOs and other managed care organizations with which radiology practices or their affiliated physicians may have contracts. Many states require regulatory approval, including certificates of need and/or licensing, before establishing or expanding certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. In connection with the expansion of existing operations and the entry into new markets, Radiologix, the Radiology practices or their affiliated physicians may become subject to additional regulation.

Fee-Splitting; Corporate Practice of Medicine

     The laws of many states (including each of the states in which the existing radiology practices are located) prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by state courts and by regulatory authorities with broad discretion. Although Radiologix intends to structure its proposed operating structures and methods as described herein so as to comply with existing applicable laws, Radiologix's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that a review of Radiologix's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of Radiologix or that the health care regulatory environment will not change so as to restrict Radiologix's planned operations and expansion. In addition, the regulatory framework of certain jurisdictions may limit Radiologix's expansion into those jurisdictions if Radiologix is unable to modify its operating structure to conform with such regulatory framework.

Medicare Physician Payment System

     Radiologix believes that regulatory trends in cost containment will continue to result in a reduction from historical levels in per-procedure revenue for certain health care providers. The federal government has implemented, through the Medicare program, a resource-based relative value scale ("RBRVS") payment methodology for physician services. The RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of HCFA and Congress. To date, the implementation of the RBRVS has reduced payment rates for certain of the procedures historically provided by the existing Radiology practices. The Balanced Budget Act of 1997 ("BBA 97") provides for reductions in the rate of growth of payments for physician services, including services historically provided by the radiology practices, in the amount of $5.3 billion over a five-year period ending in 2002. In addition, BBA 97 provides for the implementation of a resource-based methodology for payment of physician practice expenses under the physician fee schedule over a four-year period beginning in 1999. Adoption of this methodology is expected to reduce payments for services historically provided by the radiology practices. There can be no assurance that any reduced operating margins could be offset by Radiologix through increased efficiencies, utilization of excess capacity, alteration of the mix of the radiology practices' services or other means of increasing Radiologix's revenues. Private third-party payors and Medicare and Medicaid have increased their use of managed care as a means of cost containment. Increasingly, private third-party payors negotiate discounts from established physician and hospital charges or require capitation or other risk sharing arrangements as a condition of patient referral to physician groups such as the radiology practices. BBA 97 also includes provisions designed to increase the enrollment of Medicare and Medicaid participants in managed care programs.

The inability of Radiologix to negotiate satisfactory arrangements with managed care companies would have a material adverse effect on Radiologix's business, financial condition and results of operation.

     Rates paid by non-governmental insurers, including those that provide Medicare supplemental insurance, are based on established physician and hospital charges and are generally higher than Medicare payment rates. A change in the composition of the patient mix of the medical practices that results in a decrease in patients covered by private insurance plans could adversely affect Radiologix's revenue and income.

     Medicare and Medicaid have increased their use of managed care as a means of cost containment. As with private third-party payors, Medicare and Medicaid managed care contractors negotiate discounts from established physician and hospital charges or require capitation or other risk sharing arrangements as a condition of patient referral to physician groups such as the radiology practices. BBA 97 includes provisions designed to increase the enrollment of Medicare and Medicaid participants in managed care programs. The inability of Radiologix to negotiate satisfactory arrangements with Medicare and Medicaid managed care contractors could have a material adverse effect on Radiologix's business, financial condition and results of operation.

Medicare and Medicaid Fraud and Abuse

     Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare, Medicaid or other governmental programs or
(iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under the Medicare, Medicaid or other governmental programs. Enforcement of this anti-kickback law is a high priority for the federal government, which has substantially increased enforcement resources and is scheduled to continue increasing such resources. The applicability of the anti-kickback law to many business transactions in the health care industry has not yet been subject to judicial or regulatory interpretation. Noncompliance with the federal anti-kickback legislation can result in exclusion from the Medicare, Medicaid, or other governmental programs and civil and criminal penalties.

     Radiologix believes that although it receives fees under the service agreements for management and administrative services, it is not in a position to make or influence referrals of patients or services reimbursed under the Medicare, Medicaid or other governmental programs to radiology practices or their affiliated physicians, or to receive such referrals. Such service fees are intended by Radiologix to be consistent with fair market value in arms' length transactions for the nature and amount of management and administrative services rendered. For these reasons, Radiologix does not believe that service fees payable to it should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute.

     Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions are commonly known as the "Stark law." The Stark law prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services," including, without limitation, radiology services, in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The penalties for violating the Stark law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." Radiologix believes that, although it receives fees under the service agreements for management and administrative services, it is not in a position to make or influence referrals of patients.

     On January 9, 1998, the Health Care Financing Administration, Department of Health and Human Services ("HCFA") published proposed rules (the "Proposed Regulations") to implement the Stark law. Under the Stark law, radiology services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Under the Proposed Regulations, such services would include any diagnostic test or therapeutic procedure using x-rays, ultrasound or other imaging services, computerized axial tomography, magnetic resonance imaging, radiation, nuclear medicine and diagnostic mammography services (but not screening mammography services). The Proposed Regulations, however, would exclude from such definition of radiology services and radiation therapy services and supplies "invasive" or "interventional" radiology because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

     The Stark law provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of such radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a "referral" by a "referring physician." Therefore, if such requirements were met, the Stark law self-referral prohibition would not apply to such services. The effect of the Stark law on the radiology practices, therefore, will depend on the precise scope of services furnished by each such practice's radiologists and whether such services derive from consultations or are self-generated. Management of Radiologix believes that all of the services covered by the Stark law provided by the radiology practices derive from requests for consultation. In light of the complexity of the issues relating to the Stark law, and the uncertainty regarding the Proposed Regulations, it is unclear whether the existing relationships between Radiologix and the radiology practices and the relationships between the radiology practices and physicians who refer patients to them would be deemed to comply with Stark law after the final regulations are adopted.

     In addition, Radiologix believes that it has structured its acquisitions of the assets of existing practices and intends to structure its future acquisitions so as to not violate the anti-kickback and Stark law and regulations. Specifically, Radiologix believes the consideration paid by Radiologix to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms' length transactions and is not intended to induce the referral of patients. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then Radiologix's acquisitions could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have a material adverse effect on Radiologix's business, financial condition and results of operations.

     The federal government recently announced an initiative to audit all Medicare Carriers, which are the companies that adjust and pay Medicare claims. These audits are expected to intensify governmental scrutiny of individual providers. An unsatisfactory audit of any of the Company's imaging centers or affiliated radiology practices could result in significant repayments obligations, exclusion from the Medicare, Medicaid, or other governmental programs and civil and criminal penalties.

     Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern Radiologix's contemplated activities and the activities of the radiology practices. There can be no assurance that Radiologix's or such radiology practices' contemplated activities will not be investigated, that claims will not be made against Radiologix or the radiology practices or that these increased enforcement activities will not directly or indirectly have an adverse effect on Radiologix's business, financial condition and results of operations.

State Anti-kickback and Physician Self-referral Laws

     Many states have enacted similar laws and regulations prohibiting the payment or solicitation of remuneration in exchange for or to induce the referral of patients or the ordering of items or services, and regulating the ability of physicians to refer patients to entities in which they have an ownership interest or compensation arrangement. Radiologix believes that its operations and those of the radiology practices comply with all such applicable laws and regulations. There can be no assurance that Radiologix's or such radiology practices' contemplated activities will not be investigated by the relevant state authorities, that claims will not be made against Radiologix or the radiology practices or that such enforcement activities will not directly or indirectly have an adverse effect on Radiologix's business, financial condition and results of operations.

Health Care Reform Initiatives

     In addition to existing government health care regulation, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Radiologix believes that such initiatives will continue during the foreseeable future. Certain aspects of these reforms, as proposed in the past, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, if adopted, could adversely affect Radiologix.

Health Insurance Portability and Accountability Act of 1996

     In an effort to combat health care fraud, Congress enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal health care fraud crimes, including actions affecting non-governmental payors. Under HIPAA, a "health care benefit program" includes any private plan or contract affecting interstate commerce under which any medical benefit, item or services is provided. A person or entity that knowingly and willfully obtains the money or property of any health care benefit program by means of false or fraudulent representations in connection with the delivery of health care services is subject to a fine and/or imprisonment. A finding of liability under HIPAA could have a material adverse effect on Radiologix's business, financial condition and results of operations.

Compliance Program

     With the assistance of Radiologix's special health care regulatory counsel, Radiologix implemented a program to monitor compliance with federal and state laws and regulations applicable to health care entities. Radiologix has appointed a compliance officer who is charged with implementing and supervising Radiologix's compliance program, which includes the adoption of (i) "Standards of Conduct" for its employees and affiliates and (ii) an "Ethics Process" that will specify how employees, affiliates and others may report regulatory or ethical concerns to Radiologix's compliance officer. Radiologix believes that its compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services. An important part of Radiologix's compliance program consists of conducting periodic audits of various aspects of its operations, including the radiology practices. Radiologix also conducts mandatory educational programs designed to familiarize its employees with the regulatory requirements and specific elements of Radiologix's compliance program.

Insurance Laws and Regulation

     Certain states have enacted statutes or adopted regulations affecting risk assumption in the health care industry, including statutes and regulations that subject any physician or physician network engaged in risk-based contracting to applicable insurance laws and regulations, which may include, among other things, laws and regulations providing for minimum capital requirements and other safety and soundness requirements. Radiologix believes that it is, and the radiology practices are, currently in compliance with such insurance laws and regulations. However, implementation of additional regulations or compliance requirements could result in substantial costs to Radiologix and the radiology practices. The inability to enter into capitated or other risk-sharing arrangements or the cost of complying with certain applicable laws that would permit expansion of Radiologix's risk-based contracting activities could have a material adverse effect on Radiologix's business, financial condition and results of operations.

COMPETITION

     Radiologix's owned, operated or managed imaging centers and the radiology practices compete with local radiologists and technical imaging service providers, including for-profit and non-profit hospitals and health systems, in each of the markets served by Radiologix. Radiologix believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition among providers for medical services to consumers and that cost, accessibility, quality and scope of services provided are the principal factors that affect competition. There can be no assurance that Radiologix's owned, operated or managed imaging centers or the radiology practices will be able to compete effectively in the markets that they serve, which inability to compete could adversely affect Radiologix.

     Radiologix believes that the current trends in the hospital industry have resulted in increased competition by radiology groups for hospital contracts. Each of the radiology practices provides radiology services to hospitals. These relationships can be affected through competition with other radiology groups, the outsourcing of the radiology and imaging functions within the hospital or closure of the hospital due to consolidation or financial instability. There can be no assurance that each of the radiology practices will maintain its current hospital relationships and be able to renew or extend its current arrangements under favorable terms or effectively compete for new relationships.

     Radiologix's primary competition for the acquisition and retention of the assets of, and the provision of management, technical and administrative services to, additional radiology practices, MSOs and imaging centers within its current market areas arises from local entrepreneurs. Nationally, Radiologix's competition for the acquisition of and servicing of such operations is fragmented with no dominant competitor. There are a number of publicly-traded and privately held companies focused primarily on owning or managing imaging centers. There are also publicly-traded and privately held companies that have established operating histories and, in some instances, greater resources than Radiologix that are pursuing the acquisition of general and specialty physician practices and the management of such practices. Some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to those of Radiologix. There can be no assurance that Radiologix will be able to compete effectively with such competitors for the acquisition of, or affiliation with, radiology practices, that additional competitors will not enter the market, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management, administrative, technical and non-medical services to, radiology practices on terms beneficial to Radiologix or that competitive pressures will not otherwise adversely affect Radiologix.

FACILITIES AND EMPLOYEES

     Radiologix's corporate headquarters are located at 3600 Chase Tower, 2200 Ross Avenue, Dallas, Texas 75201-2776, in approximately 26,000 square feet occupied under a lease which expires on August 31, 2011. As of December 31, 1999, Radiologix had approximately 1,950 employees, approximately 60 of whom are employed at Radiologix's headquarters and regional offices and the remainder of which are employed at Radiologix's imaging centers and at the radiology practices. Radiologix believes that its relationship with its employees is good.

CORPORATE LIABILITY AND INSURANCE

     The related radiology practices maintain professional liability insurance coverage primarily on a claims made basis. Such insurance provides coverage for claims asserted when the policy is in effect regardless of when the events that caused the claim occurred. As a result of the acquisition of the related radiology practices, Radiologix in some cases succeeded to certain liabilities of the related radiology practices. Therefore, claims may be asserted against Radiologix for events which occurred prior to such acquisitions. Radiologix and the related radiology practices maintain insurance coverage similar to the coverage previously maintained by the related radiology practices. On September 1, 1997, a new law became effective in the state of Texas that permits injured patients to sue health insurance carriers, HMOs and other managed care entities for medical malpractice. There can be no assurance that this law will not increase the cost of liability insurance to Radiologix for services provided in Texas or any other states in which Radiologix does business if similar legislation is adopted in those states.

     The provision of medical services entails an inherent risk of professional malpractice and other similar claims. Radiologix's intent is to not influence or control the practice of medicine by physicians or have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. As a result of the relationship between Radiologix and the related radiology practices, however, Radiologix may become subject to medical malpractice actions under various theories, including successor liability. There can be no assurance that claims, suits or complaints relating to services provided by radiology practices will not be asserted against Radiologix in the future. Radiologix maintains insurance coverage that it believes will be adequate. Radiologix anticipates that such insurance will extend to professional liability claims that may be asserted against employees of Radiologix that work on site at radiology practice locations. In addition, pursuant to the service agreements, the radiology practices are required (and Radiologix intends to require any other future related radiology practices) to maintain comprehensive professional liability insurance. The availability and cost of such insurance is affected by various factors, many of which are beyond the control of Radiologix and the practices. The cost of such insurance to Radiologix and the radiology practices may have an adverse effect on Radiologix's operations. In addition, successful malpractice or other claims asserted against radiology practices or Radiologix that exceed applicable policy limits could have a material adverse effect on Radiologix.

     The shareholders of the related radiology practices have agreed to indemnify Radiologix for certain claims. There can be no assurance that Radiologix will be able to receive payments under any such indemnity agreements or that the failure to fully recover such amounts will not have a material adverse effect on Radiologix's business, financial condition or results of operations.

     The related radiology practices are required by the terms of the service agreements to maintain medical malpractice liability insurance consistent with minimum limits mandated in their hospital contracts or by applicable state law. The minimum amounts to be maintained are $1 million per occurrence and $3 million in the aggregate. Radiologix maintains general liability and umbrella coverage of $5 million per occurrence and $5 million in the aggregate. Additionally, Radiologix maintains workers' compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state's specific requirements.

ITEM 2. PROPERTIES.

     Radiologix's corporate headquarters are located at 3600 Chase Tower, 2200 Ross Avenue, Dallas, Texas 75201-2776, in approximately 26,000 square feet occupied under a lease which expires on August 31, 2011.

ITEM 3. LEGAL PROCEEDINGS.

     Radiologix is not currently subject to any material litigation nor, to Radiologix's knowledge, is any material litigation threatened against Radiologix other than routine litigation arising in the ordinary course of business, which litigation is expected to be covered by liability insurance and all of which is not expected to have a material adverse effect on Radiologix's business, financial condition or results of operations. There can be no assurance that Radiologix will not subsequently be named as a defendant in additional lawsuits.

     There can be no assurance that Radiologix will not be named as a defendant in lawsuits for matters arising out of events that occurred prior to the acquisition of the

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Radiologix did not submit any matters to a vote of security holders during the fourth quarter of 1999.

related radiology practices. Each practice has retained responsibility for, and/or agreed to indemnify Radiologix in full against, the liabilities associated with these lawsuits. In the event Radiologix is named as a party in any of these lawsuits, or a monetary judgment is entered against Radiologix and indemnification is unavailable for any reason, Radiologix's business, financial condition and results of operations could be materially adversely affected.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information and Stock Price

     The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System, since November 20, 1997, and trades under the symbol "RDLX". The following table sets forth, for the periods indicated below, the high and low bid prices per share of the Common Stock as reported by NASDAQ:

                                                                          High        Low
                                                                          ----        ---
             1998
                 Fiscal Quarter Ended March 31,                          11 7/8       9 1/2
                 Fiscal Quarter Ended June 30,                           11 1/2       7
                 Fiscal Quarter Ended September 30,                       9 1/8       6
                 Fiscal Quarter Ended December 31,                        7 1/8       4 1/2
             1999
                 Fiscal Quarter Ended March 31,                           7 7/8       5 3/8
                 Fiscal Quarter Ended June 30,                            9           5
                 Fiscal Quarter Ended September 30,                       8 1/8       5 3/4
                 Fiscal Quarter Ended December 31,                        7 15/16     3 7/16


     As of the close of business on March 24, 2000, the last reported sales price per share of the Company's Common Stock was $5.50. There were 258 holders of record of the Company's Common Stock at the close of business on March 24, 2000. Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such banks, brokerage houses and clearing companies.

      On January 10, 2000, the Company was notified by NASDAQ that the Company's Common Stock had not maintained a minimum bid price of at least $5.00 per share during the previous 30 consecutive trading days, a requirement of NASDAQ's Marketplace Rules. The Company has until April 10, 2000, to regain compliance, which will be met if the Company's Common Stock attains a bid price of at least $5.00 for ten consecutive trading days. If compliance is not met, the Company's Common Stock may be delisted on April 12, 2000. If the NASDAQ National Market System elects to delist the Company's Common Stock, the Company intends to appeal the determination by requesting a hearing with the Nasdaq Listing Qualifications Panel (the "Panel"). The hearing request will stay the Company's delisting pending the Panel's decision. If the Company is unsuccessful with its appeal, the Company will apply to be listed on the NASDAQ SmallCap Market or the American Stock Exchange ("AMEX"). There can be no assurance the Company's Common Stock will meet the compliance requirements for NASDAQ, or the Company will be successful in its appeal, or that, if delisted from the NASDAQ National Market System, listing will be attained on the NASDAQ SmallCap Market or the AMEX.

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

                                                           PERIOD FROM
                                                            INCEPTION
                                                         (APRIL 30, 1996)
                                                                TO
                                                            DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                                               1996          1997          1998        1999
                                                         ----------------  -----------  -----------  --------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
SERVICE FEE REVENUE.......................................  $        --  $     9,545  $   149,327  $   199,700

COSTS AND EXPENSES:
   Salaries and benefits..................................           --        2,922       42,227       52,826
   Field supplies.........................................           --        1,036        8,865       11,630
   Field rent and lease expense...........................           --          852       11,532       18,444
   Other field expenses...................................           --        1,557       25,311       32,278
   Bad debt expense.......................................           --          862       13,723       18,838
   Corporate general and administrative...................        1,623        4,910        9,597       11,192
   Depreciation and amortization..........................            3          888       12,178       18,403
   Interest expense, net..................................           23          617        7,541       12,357
                                                            -----------  -----------  -----------  -----------
       Total costs and expenses...........................        1,649       13,644      130,974      175,968
                                                            -----------  -----------  -----------  -----------
INCOME (LOSS) BEFORE TAXES, MINORITY
   INTERESTS IN CONSOLIDATED SUBSIDIARIES
   AND EQUITY IN EARNINGS OF INVESTMENTS..................       (1,649)      (4,099)      18,353       23,732
EQUITY IN EARNINGS OF INVESTMENTS.........................           --          220        4,339        3,581
MINORITY INTERESTS IN CONSOLIDATED
   SUBSIDIARIES...........................................           --          (49)        (710)        (910)
                                                            -----------  -----------  -----------  ------------
INCOME (LOSS) BEFORE TAXES................................       (1,649)      (3,928)      21,982       26,403
INCOME TAX EXPENSE........................................           --           --        8,451       10,346
                                                            -----------  -----------  -----------  -----------
NET INCOME (LOSS).........................................  $    (1,649) $    (3,928) $    13,531  $    16,057
                                                            ===========  ===========  ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE:
       Basic..............................................  $     (0.82) $     (1.13) $      0.72  $      0.83
       Diluted............................................  $     (0.82) $     (1.13) $      0.70  $      0.80


                                                                             As of December 31,
                                                            --------------------------------------------------
                                                                1996         1997        1998        1999
                                                            -----------  -----------  -----------  -----------
Balance Sheet Data:
   Working Capital........................................  $     2,029  $     3,376  $    19,378  $    25,181
   Total Assets...........................................        2,578       62,766      156,639      244,840
   Long-term Debt and Capital Lease Obligations...........           --       55,865      120,211      164,840
   Convertible Notes......................................        3,500           --           --       20,000
   Stockholders' Equity (Deficit).........................       (1,399)     (24,035)       7,046       23,423

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


                                           1998 Quarter Ended                      1999 Quarter Ended
                                 --------------------------------------   -------------------------------------
                                             (Amounts in thousands, except per share data)

                                 Mar. 31   June 30  Sept. 30  Dec. 31    Mar. 31   June 30  Sept. 30    Dec. 31
                                 -------   -------  --------  -------    -------   -------  --------    -------
Statement of Income Data:
  Service fee revenue            $32,720   $36,950   $38,603   $41,054   $43,232   $47,188   $52,169   $57,111
  Income before
     income taxes                  5,122     5,470     5,489     5,901     6,265     6,920     6,355     6,863
  Net income                     $ 3,073   $ 3,391   $ 3,408   $ 3,659   $ 3,884   $ 4,288   $ 3,835   $ 4,050

  Net Income Per Share:
     Basic                       $  0.17   $  0.18   $  0.18   $  0.19   $  0.20   $  0.22   $  0.20   $  0.21
     Diluted                     $  0.16   $  0.17   $  0.18   $  0.19   $  0.20   $  0.22   $  0.19   $  0.19
  Weighted Average Shares:
     Basic                        18,054    18,744    18,908    19,235    19,295    19,297    19,311    19,316
     Diluted                      18,841    19,449    19,356    19,679    19,730    19,738    21,246    22,054

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a leading provider of radiology services in the United States through (i) its ownership and operation of technologically advanced, multi-modality diagnostic imaging centers, and (ii) its provision of administrative, management and other information services to certain radiology business partners. The Company derives the majority of its service fee revenue from the production and management of the technical component of radiology services performed at the Company's free-standing imaging facilities and pursuant to the Company's outsourced hospital relationships. In addition, the Company also derives service fee revenue from providing administrative, management and information services to radiology practices pursuant to long-term service agreements. For the year ended December 31, 1999, the Company derived 73% of its service fee revenue from the ownership, management and operation of its radiology and imaging center network and 27% of its service fee revenue from the administrative, management and information services provided to radiology practices. As of December 31, 1999, Radiologix owned, operated or maintained an ownership interest in imaging equipment at 113 locations and provided management services to ten radiology practices consisting of 280 physicians who provide professional radiology services at the Company's radiology centers and at 58 hospitals. The Company has closed several low-performing or duplicative imaging centers since its IPO in November 1997. The costs for the closures were not material and were expensed as incurred. As of December 31, 1999, Radiologix's imaging centers are located in 17 states, with concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Texas, Virginia and Washington, D.C.

     In accordance with Staff Accounting Bulletin ("SAB") No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders," published by the Securities and Exchange Commission, the acquisition of the assets and assumption of certain liabilities for all of the initial radiology practices in 1997 pursuant to the Reorganizations (as defined) was accounted for by the Company at the transferors' historical cost basis with shares of Radiologix's Common Stock issued in those transactions valued at the historical cost of the nonmonetary assets acquired, net of liabilities assumed.


RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared To Year Ended December 31, 1999

Service Fee Revenue

     Service fee revenue increased to $199,700,000 in 1999 from $149,327,000 in 1998. Of the increase from 1998 to 1999, $30,909,000 resulted from increased business within existing facilities (21.7% same store increase), which is primarily due to increased procedure volume, a shift in the mix to "high-end" procedures and the addition of new reading contracts and agreements with managed care organizations. Of the remaining increase from 1998 to 1999, $15,722,000 resulted from facilities acquired and developed in 1998 and 1999, and $3,742,000 resulted from "tuck-in" acquisitions of imaging centers during the period.

Salaries and Benefits

     Salaries and benefits increased to $52,826,000 in 1999 from $42,227,000 in 1998. Of the increase from 1998 to 1999, $4,619,000 resulted from existing facilities representing an 11.5% same store increase. An increase of $3,998,000 resulted from facilities acquired and developed in 1998 and 1999, and the remaining $1,982,000 increase resulted from "tuck-in" acquisitions of imaging centers during the period. As a percentage of service fee revenue, these costs were 26.5% and 28.3% in 1999 and 1998, respectively.

Field Supplies

     Field supplies increased to $11,630,000 in 1999 from $8,865,000 in 1998. Of the increase from 1998 to 1999, $1,349,000 resulted from existing facilities representing a 16.3% same store increase. An increase of $825,000 resulted from facilities acquired and developed in 1998 and 1999, and the remaining $591,000 resulted from "tuck-in" acquisitions of imaging centers during the period. As a percentage of service fee revenue, these costs were 5.8% and 5.9% in 1999 and 1998, respectively.

Field Rent and Lease Expense

     Field rent and lease expense increased to $18,444,000 in 1999 from $11,532,000 in 1998. Of the increase from 1998 to 1999, $3,690,000 resulted from existing facilities representing a 33.5% same store increase. This increase is attributable to several MRI leases in the Northeast region that are based on a per scan basis. As 1999 volume increased, equipment lease expense increased due to per scan payment arrangements associated with these higher-end modalities. An increase of $2,476,000 resulted from facilities acquired and developed in 1998 and 1999 and the remaining $746,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 9.2% and 7.7% in 1999 and 1998, respectively.

Other Field Expenses

     Other field expenses increased to $32,278,000 in 1999 from $25,311,000 in 1998. Of the increase from 1998 to 1999, $2,987,000 resulted from existing facilities representing a 12.8% same store increase. An increase of $3,182,000 resulted from facilities acquired and developed in 1998 and 1999, and $798,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 16.2% and 17.0% in 1999 and 1998, respectively. Other field expenses include repairs and maintenance, service contracts, utilities and communication costs.

Bad Debt Expense

     Bad debt expense increased to $18,838,000 in 1999 from $13,723,000 in 1998. This increase was primarily due to the increase in service fee revenue. As a percentage of service fee revenue, these expenses were 9.4% and 9.2% in 1999 and 1998, respectively.

Corporate General and Administrative

     Corporate general and administrative expenses increased 16.6% to $11,192,000 in 1999 from $9,597,000 in 1998. This increase was principally due to the continued development of the Company's infrastructure, the addition of staff related to the Questar Imaging, Inc. transaction (see Note 3 to the consolidated financial statements), and to a limited extent, the expenses associated with system modifications for Year 2000 compliance. As a percentage of service fee revenue, these costs were 5.6% and 6.4% in 1999 and 1998, respectively.

Depreciation and Amortization

     Depreciation and amortization expense increased to $18,403,000 in 1999 from $12,178,000 in 1998. This increase was principally due to amortization of intangible assets resulting from the Company's acquisition of additional facilities and practices. In addition, the Company has continued to buy new equipment to replace older equipment, and this upgrade of equipment resulted in increased depreciation expense. As a percentage of service fee revenue, these costs were 9.2% and 8.2% in 1999 and 1998, respectively.

Interest Expense, net

     Interest expense, net increased to $12,357,000 in 1999 from $7,541,000 in 1998. As a percentage of service fee revenue, these costs were 6.2% and 5.1% in 1999 and 1998, respectively. The percentage increase is a result of the Company's acquisitions throughout 1999, an increase in days sales outstanding in accounts receivable and the issuance of $20,000,000 of convertible notes (see
Note 5 to consolidated financial statements) to fund the Questar Imaging, Inc. transaction, all of which resulted in the Company carrying higher debt levels.

Income Taxes

     The Company's effective tax rate for 1999 increased to 39.2 %. The increase in the effective tax rate is primarily attributed to acquisitions in which the Company has acquired the stock of the target. In a stock purchase, the goodwill associated with the transaction is not deductible for tax purposes and, therefore, increases the effective tax rate. The Company has not recognized any income tax benefit for operating losses incurred in 1997. The Company will continue to carry the losses with a fully reserved valuation allowance. The Company will recognize the tax benefit at such time as it is deemed reasonably certain of realization.

1999 Acquisitions

     The Company completed one material acquisition since the end of 1998. On August 1, 1999, the Company acquired all the outstanding stock of Questar Imaging, Inc. of Tampa, Florida ("Questar"), a private operator of primarily MRI radiology centers. Questar offers magnetic resonance imaging (MRI) and other diagnostic imaging services at 27 centers in 14 states, and is in the process of developing 17 additional MRI centers. Of the seventeen centers under development, three additional centers were acquired as of December 31, 1999. The total 1999 consideration for the transaction was approximately $18,921,000 in cash, plus the assumption of $16,763,000 in liabilities. The consideration for the developmental centers in 2000 will be approximately $7,000,000 plus the assumption of certain liabilities. This transaction was accounted for using the purchase method.

     The total consideration for all other 1999 acquisitions was approximately $6,485,000 in cash, 50,264 shares of the Company's Common Stock ($304,000), plus the assumption of $3,193,000 in liabilities.

Year Ended December 31, 1997 Compared To Year Ended December 31, 1998

     Radiologix, Inc. was incorporated on April 30, 1996, as American Physician Partners, Inc., but conducted no significant operations until the initial public offering (the "IPO") and closing of the acquisitions of the initial radiology practices (the "Reorganizations") in November 1997.

Service Fee Revenue

     Service fee revenue increased to $149,327,000 in 1998 from $9,545,000 in 1997. Prior to November 26, 1997, the Company had no significant operations and, therefore, no service fee revenue was generated.

Salaries and Benefits

     Salaries and benefits increased to $42,227,000 in 1998 from $2,922,000 in 1997. As a percentage of service fee revenue, these costs were 28.3% and 30.6% in 1998 and 1997, respectively. The Company did not incur any salary and benefit costs for practice-based employees prior to the Reorganizations. The amounts paid to corporate employees during 1997 were recorded as corporate general and administrative expenses.

Field Supplies

     Field supplies increased to $8,865,000 in 1998 from $1,036,000 in 1997. As a percentage of service fee revenue, these costs were 5.9% and 10.9% in 1998 and 1997, respectively. The decrease as a percentage of service fee revenue is largely due to the Company's ability to negotiate and obtain favorably priced radiology supplies.

Field Rent and Lease Expense

     Field rent and lease expense increased to $11,532,000 in 1998 from $852,000 in 1997. As a percentage of service fee revenue, these costs were 7.7% and 8.9% in 1998 and 1997, respectively.

Other Field Expenses

     Other field expenses increased to $25,311,000 in 1998 from $1,557,000 in 1997. As a percentage of service fee revenue, these costs were 17.0% and 16.3% in 1998 and 1997, respectively. Other field expenses in 1998 include repairs and maintenance, service contracts, utilities and communication costs.

Bad Debt Expense

     Bad debt expense increased to $13,723,000 in 1998 from $862,000 in 1997. This increase was primarily due to the increase in sales. As a percentage of service fee revenue, these expenses were 9.2% and 9.0% in 1998 and 1997, respectively.

Corporate General and Administrative

     Corporate general and administrative expenses increased 95.5% to $9,597,000 in 1998 from $4,910,000 in 1997. As a percentage of service fee revenue, these costs were 6.4% and 51.4% in 1998 and 1997, respectively. The decrease as a percentage of service fee revenue is a result of the Company building infrastructure throughout 1997.

Depreciation and Amortization

     Depreciation and amortization expense increased to $12,178,000 in 1998 from $888,000 in 1997. As a percentage of service fee revenue, these costs were 8.2% and 9.3% in 1998 and 1997, respectively. Prior to the IPO, the Company did not have any material depreciable assets.

Interest Expense, net

     Interest expense, net increased to $7,541,000 in 1998 from $617,000 in 1997. As a percentage of service fee revenue, these costs were 5.1% and 6.5% in 1998 and 1997, respectively.

Income Taxes

     The Company's effective tax rate for 1998 was 38.4%. The Company did not recognize any income tax benefit for the operating losses incurred prior to the Reorganizations.

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


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had $25,181,000 in working capital, an increase of $5,803,000 from December 31, 1998. The Company's principal sources of liquidity consist of (i) cash and cash equivalents aggregating $4,302,000,
(ii) net accounts receivable of $61,762,000, and (iii) approximately $17,500,000 in borrowing capacity under the Company's bank credit facility (the "Credit Facility").

     For the year ended December 31, 1999, the $1,462,000 used in operations was primarily comprised of a $21,889,000 increase in accounts receivable and a $15,102,000 increase in other receivables and other current assets which were offset primarily by net income of $16,057,000 and depreciation and amortization expense of $18,403,000. For the year ended December 31, 1998, $9,950,000 was provided by operations, primarily as a result of $13,531,000 of net income and $12,178,000 of depreciation expense offset by an increase in accounts receivable of $10,379,000 and a decrease in other liabilities of $6,388,000. For the year ended December 31, 1997, $5,333,000 was used in operations.

     Cash of $44,957,000 was used in investing activities in 1999, $31,458,000 of which related to the purchase of property and equipment and $25,406,000 was related to certain acquisitions. These amounts were offset primarily by $10,000,000 related to the sale of property and equipment. Cash of $63,501,000 was used in investing activities in 1998, $52,866,000 of which was related to certain acquisitions, $12,651,000 related to the purchase of property and equipment and $2,016,000 net was received from joint ventures. In 1997, cash of $420,000 was used in investing activities, primarily for the purchase of property and equipment.

     Financing activities in 1999, 1998, and 1997 provided cash of $44,236,000, $55,464,000, and $7,834,000, respectively, substantially all of which was provided under the Credit Facility. In 1999, $20,000,000 was provided from convertible debt.

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

     The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $160,000,000 or 3.25 times the consolidated EBITDA of the Company, giving pro forma effect to acquisitions made with such borrowings. In accordance with the Credit Facility, the Company's senior debt under all senior credit arrangements could not exceed $185,900,000 at December 31, 1999. As of December 31, 1999, the Company had outstanding borrowings of $142,500,000 under the Credit Facility and an additional $22,340,000. At the Company's option, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 1.5% to 2.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 0.5% to 1.5%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements, which the Company is, or becomes a party to, and a pledge of the stock of the Company's subsidiaries. At December 31, 1999, the Company is in compliance with the Credit Facility's restrictive covenants.

     On July 30, 1999, the Company entered into a $20,000,000 convertible junior subordinated note (the "Note") in connection with the Securities Purchase Agreement for the Questar acquisition, dated August 1, 1999. The Note matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at 8.0%. The principal of the Note is convertible into the Company's Common Stock at the price of $8.625 per share. If by the second anniversary date of the Note the closing price of the Company's Common Stock has not averaged $8.625 for 45 of the 60 days of the determination period (the "Market Price Event"), the base conversion price will be reset at 87.19% of the initial conversion price. If by the third or fourth anniversary date of the Note, the Market Price Event has not occurred, the interest rate will be increased to 8.25% and 8.5%, respectively.

     The Securities Purchase Agreement includes certain restrictive covenants including prohibitions on the payment of dividends, the reservation of unissued common stock pending conversion or exercise of the convertible Note, and the maintenance of certain financial ratios (including maximum interest coverage and leverage ratios, as defined). At December 31, 1999, the Company is in compliance with the Note's restrictive covenants.

     The Company is currently discussing with its lenders various financing options, including extending the dates of required quarterly principal amortization (currently beginning September 30, 2000) and final maturity (currently November, 2003) to future periods. In addition, the Company is discussing with its lenders an increase in the total amount available under the Credit Facility to facilitate its growth strategy for 2000 and beyond. The Company believes that the extension and/or increase in the Credit Facility will be completed in the second quarter of 2000. Although there can be no assurance that these financing options will be finalized or be available on terms acceptable to the Company, management believes that additional sources of liquidity are available in the marketplace to meet its liquidity needs for the foreseeable future.

YEAR 2000 ISSUE

Impact of Year 2000

     The Year 2000 Issue existed because many computer systems and applications used two-digit date fields to designate a year. As the century date occurred, computer programs, computers and embedded microprocessors controlling equipment with date-sensitive systems could have recognized Year 2000 as 1900 or not at all. This inability to recognize or properly treat Year 2000 may have resulted in computer system failures or miscalculations of critical financial and operational information as well as failures of equipment controlling date-sensitive microprocessors. In addition, there are two other related issues, which could have lead to miscalculations or failures: (i) some older systems' programming assigns special meaning to certain dates, such as 9/9/99 and (ii) the Year 2000 is a leap year.

Prior Cost Estimates

     The Company's costs of assessment, renovation, testing and implementation of its internal systems total approximately $270,000 as of March 15, 2000, and is below the prior estimated range of $500,000 to $1,500,000. The major components of these costs are: consultants, additional personnel costs, programming, new software and hardware, software upgrades and travel expenses. While there can be no assurance all Year 2000 issues have been resolved, the Company believes no additional material costs will be incurred.

Affect on Results of Operations

     As of March 25, 2000, there have been no significant business interruptions or adverse effects within the Company resulting from Year 2000 issues within the Company or its suppliers. Due to system conversions related to Year 2000 issues of certain health maintenance organizations and Medicare, the timeliness of cash receipts related to the Company's accounts receivable were adversely affected. The Company anticipates that collection rates will improve in 2000.

     The aforementioned costs were expensed primarily through corporate general and administrative expenses in 1998 and 1999.

     The Company continues to monitor internal systems and equipment and is in contact with related third parties regarding Year 2000 issues, including any issues arising from leap year.

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

RISK FACTORS

     In addition to the other information included and incorporated by reference in this Form 10-K, shareholders and prospective investors should consider carefully the factors listed below in evaluating an investment in Radiologix's Common Stock. This Form 10-K contains certain forward-looking statements that include risks and uncertainties, and address, among other things, acquisition and expansion strategy, use of proceeds, projected capital expenditures, liquidity, possible third-party payor arrangements, cost reduction strategies, possible effects of changes in government regulation and managed care and availability of insurance. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, those discussed in the risk factors set forth below and matters set forth elsewhere in this Form 10-K.

     For the ease and convenience of prospective investors, Radiologix has organized this discussion of risks into two categories: First, risks that relate particularly to Radiologix; and second, risks that relate particularly to the radiology services industry.

Risks Relating to Radiologix

     Reliance on Referrals

     Radiologix's radiology services networks depend on referrals from third parties. A substantial portion of these referrals are made by physicians who have no contractual obligation to refer patients to Radiologix's networks. Radiologix generates revenue from fees charged for technical services provided at its owned, operated or managed imaging centers and from service fees that it receives from the radiology practices. Neither Radiologix nor any of its radiology practices is dependent on any single referral source for a material portion of its revenue. However, if a sufficiently large number of physicians elected at any time to discontinue referring patients to Radiologix's networks, Radiologix's business, financial condition and results of operations would be materially adversely affected.

     Further, in an effort to control costs, non-governmental health care payors have implemented cost containment programs that could limit the ability of physicians to refer patients to Radiologix's owned, operated or managed imaging centers. For example, persons enrolled in prepaid health care plans, such as health maintenance organizations ("HMOs"), often are not free to choose where they obtain diagnostic imaging, interventional radiology or radiation oncology services. Rather, the health plan provides these services directly or contracts with providers and requires its enrollees to obtain such services only from such providers. Some insurance companies and self-insured employers also limit such services to contracted providers. Such "closed panel" systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside of the plan's designated panel of providers. Although Radiologix intends to seek managed care contracts for its radiology services networks, there can be no assurance that Radiologix will be able to compete successfully for managed care contracts against larger companies with greater resources.

Limited Operating History; Reliance on Key Personnel

     Prior to November 26, 1997, Radiologix conducted no significant operations and had no revenue while incurring corporate overhead expenses associated with building its management infrastructure. Radiologix's financial statements for the fiscal year ended December 31, 1997, cover a period of only 35 days of operating Radiologix's radiology services business. Although Radiologix now has audited financial statements for the full 12-month periods ended December 31, 1998 and December 31, 1999, Radiologix's limited operating history prior to 1998 may limit Radiologix's ability to prepare accurate projections for future periods, including projections of revenues and expenses. This brief operating history also may limit Radiologix's ability to anticipate the effect that changing economic conditions or other market conditions will have on Radiologix's operations and finances. Radiologix's limited operating history also may increase Radiologix's reliance on its senior executive management, some of whom have extensive experience in managing health care services companies or in developing Radiologix's current financial and operational strategies. Because of the difficulty in finding adequate replacements for such personnel, the loss of the services of any such personnel or Radiologix's inability in the future to attract and retain management and other key personnel could have a material adverse effect on Radiologix's business, financial condition and results of operations. Radiologix does not maintain key man insurance for any of its executive officers.

Potential Need for Additional Capital

     Radiologix utilizes capital to purchase new imaging equipment and to upgrade and replace existing equipment. During 1999, Radiologix expended approximately $31.5 million to purchase, upgrade and replace imaging equipment and related information systems. Radiologix also utilizes capital to expand within its existing markets and to enter new markets. During 1999, Radiologix expended approximately $25.4 million to make acquisitions and to enter into outsourcing relationships. Radiologix's capital sources have consisted primarily of income from operations, borrowings under Radiologix's credit facility and the $20 million convertible junior subordinated promissory note issued to BT Capital Partners SBIC, L.P. Radiologix's ability to accomplish its goals and to execute its business strategy depend on Radiologix's continued ability to access capital on appropriate terms. Radiologix's growth could be limited and its existing operations impaired unless it is able to obtain additional capital through subsequent debt or equity financings. There can be no assurance that borrowing capacity under the credit facility will be available to Radiologix when needed, that the credit facility will be renewed or that Radiologix will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to Radiologix. As a result, there can be no assurance that Radiologix will be able to implement its business strategy successfully.

Dependence on Radiologists; Risk of Termination of Service Agreements

     Radiologix's radiology services include a professional component that must be provided by radiologists who are not directly employed or engaged by Radiologix. Radiologix does not control the radiologists who perform professional services for Radiologix. These radiologists, instead, are employed by related radiology practices that have affiliated with Radiologix through service agreements. The service agreements have terms of 40 years, but may be terminated by either party under certain conditions. There can be no assurance that the service agreements will not be terminated. Because Radiologix generates a portion of its service fee revenue through the service fees it receives pursuant to the service agreements, the termination of any of the radiology practices' service agreements could have a material adverse effect on Radiologix's business, financial condition and results of operations.

     Each radiology practice entered into employment agreements with the key radiologists associated with each such practice. The employment agreements generally are for a term of five years. Although Radiologix, in conjunction with the radiology practices, will endeavor to maintain and renew such contracts, in the event a significant number of such radiologists terminate their relationships with Radiologix, Radiologix's business could be adversely affected. Further, if a significant number of radiologists or other medical service providers become unable or unwilling to continue in their roles, Radiologix's business could be adversely affected. Neither Radiologix nor the radiology practices maintains insurance on the lives of any affiliated physician for the benefit of Radiologix.

Uncertainty Regarding the Enforceability of Noncompetition Provisions

     Each of the radiology practices entered into agreements with the stockholders and full-time radiologists at each radiology practice (subject to certain exceptions) that include covenants not to compete with Radiologix for a period of two years after termination of employment. In most states, a covenant not to compete will be enforced only to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement, does not unreasonably restrain the party against whom enforcement is sought and is not contrary to public interest. This determination is made based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict with certainty whether a court will enforce such a covenant in a given situation. Radiologix also cannot predict with certainty whether Radiologix's interest under the service agreements will be viewed as the type of protectable business interest that would support enforcement of the covenants not to compete. The inability of

Radiologix to enforce radiologists' anti-competition covenants could have a material adverse effect on Radiologix's business, financial condition and results of operations.

Risks Associated with Acquisitions and Expansion Strategy

     Radiologix intends to expand through acquisitions within its existing markets, as well as through joint venture and outsourcing relationships. Radiologix also may expand into new geographic markets by acquiring imaging centers, entering into joint venture or outsourcing relationships and selective affiliations with high-quality, profitable radiology practices. There can be no assurance that Radiologix will be able to expand either within its existing markets or in new markets. In addition, there can be no assurance that any such expansion will be beneficial to the successful implementation of Radiologix's overall strategy or that such expansion will ultimately produce returns that justify the investment by Radiologix.

     Radiologix's ability to expand is dependent upon factors such as its ability to (i) identify attractive and willing candidates for acquisition, (ii) adapt or amend Radiologix's structure to comply with present or future federal and state legal requirements affecting Radiologix's arrangements with physician practice groups, including state prohibitions on fee-splitting, corporate practice of medicine and referrals to facilities in which physicians have a financial interest, (iii) obtain regulatory approvals and certificates of need, where necessary, and comply with licensing and certification requirements applicable to Radiologix, the radiology practices and the physicians associated with the radiology practices, including their respective facilities, and (iv) expand Radiologix's infrastructure and management to accommodate expansion. Acquisitions involve a number of special risks, including possible adverse effects on Radiologix's operating results, diversion of management's attention and resources, failure to retain key acquired personnel, amortization or write-off of acquired intangible assets and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on Radiologix's business, financial condition and results of operations.

     Radiologix intends to expand both in areas where Radiologix currently operates, as well as in new markets. Although Radiologix will continue to structure its operations in an effort to comply with applicable antitrust laws, there can be no assurance that federal or state governmental authorities would not view Radiologix as being dominant in a particular market and, therefore, cause Radiologix to divest itself of any particular relationship or related asset. In addition, these laws could prevent acquisitions of practices that would be integrated into existing radiology practices if such acquisitions substantially lessen competition or tend to create a monopoly.

Year 2000 Compliance

     Radiologix has not experienced any material adverse impact from the transition to the year 2000. However, there can be no assurance that Radiologix's suppliers and customers have not been affected in a manner that is not yet apparent. Radiologix will continue to monitor its Year 2000 compliance and the year 2000 compliance of its suppliers and customers. Prior to December 31, 1999, the Company verified that all of its personal computers and software were Year 2000 compliant. The Company replaced or upgraded all items that were not Year 2000 compliant. The costs related to these efforts were not material. There can be no assurance that Radiologix will not be materially impacted by Year 2000 or similar issues which could have a material adverse effect on Radiologix's business, financial condition or results of operations.

Potential Liability and Insurance; Legal Proceedings

     The provision of medical services entails an inherent risk of professional malpractice and other similar claims. Although Radiologix intends to structure its relationships with the radiology practices under the service agreements in a manner that will not constitute the practice of medicine, there can be no assurance that claims, suits or complaints relating to services and products provided by radiology practices will not be asserted against Radiologix in the future. Additionally, Radiologix owns, operates and manages radiology facilities, which exposes Radiologix to professional liability claims. Radiologix maintains insurance policies with coverages that it believes are appropriate in light of the risks attendant to its business. In addition, pursuant to the service agreements, the radiology practices are required to maintain professional liability insurance. Nevertheless, there can be no assurance that successful malpractice or other claims will not be asserted against the radiology practices or Radiologix that exceed the scope of coverage or applicable policy limits or that could otherwise have a material adverse effect on Radiologix's business, financial condition and results of operations.

     The availability and cost of professional liability insurance has been affected by various factors, many of which are beyond the control of Radiologix and the radiology practices. There can be no assurance that adequate liability insurance will be available to Radiologix and the radiology practices in the future at acceptable costs or that the future cost of such insurance to Radiologix and the radiology practices will not have a material adverse effect on Radiologix's business, financial condition and results of operations.

     In connection with the acquisitions of certain radiology practices, Radiologix assumed and succeeded to substantially all of the obligations of such radiology practices. Further, in connection with the acquisition of the assets of other radiology practices in the future, Radiologix may succeed to some or all of the liabilities of such radiology practices. Therefore, claims may be asserted against Radiologix for events that occurred prior to the acquisition of the assets of radiology practices. In connection with Radiologix's acquisitions, the shareholders of each such radiology practice have agreed to indemnify Radiologix for certain claims. There can be no assurance that Radiologix will be able to receive payment under any such indemnity agreements or that the failure to fully recover such amounts will not have a material adverse effect on Radiologix's business, financial condition and results of operations.

     The physicians employed by the radiology practices are from time to time subject to malpractice claims. Such malpractice claims, if successful, could result in damages which may exceed applicable insurance coverage for such malpractice claims. While each related radiology practice and Radiologix maintains insurance consistent with industry practice, there can be no assurance that the amount of insurance currently maintained by them will satisfy all claims made against them or that a radiology practice or Radiologix will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Further, there are certain claims against the related radiology practices that are not covered by insurance. Radiologix cannot predict the effect that any such claims, regardless of their outcome, might have on its business or reputation.

     Radiologix is not currently subject to any material litigation nor, to Radiologix's knowledge, is any material litigation threatened against Radiologix other than routine litigation arising in the ordinary course of business, which litigation is expected to be covered by liability insurance and all of which is not expected to have a material adverse effect on Radiologix's business, financial condition or results of operations. There can be no assurance that Radiologix will not subsequently be named as a defendant in additional lawsuits.

Competition

     Radiologix is under competitive pressure to acquire and retain the assets of, and to provide management and administrative services to, additional radiology services providers, radiology practices, MSOs and imaging centers. There are a number of publicly-traded companies focused on owning or managing imaging centers. Radiologix is aware of at least two privately-held physician practice management companies focused on professional and technical radiology services. Several companies, both publicly and privately held, that have established operating histories and, in some instances, greater resources than Radiologix are pursuing the acquisition of general and specialty physician practices. Additionally, some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to those of Radiologix. There can be no assurance that Radiologix will be able to compete effectively for the acquisition of, or affiliation with, radiology practices, that additional competitors will not enter the market, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management and administrative services to, radiology practices on terms beneficial to Radiologix, or that competitive pressures will not otherwise adversely affect Radiologix.

The radiology practices and Radiologix's owned, operated or managed imaging centers compete with numerous local radiology and imaging service providers. Radiologix believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition among providers for the provision of medical services to consumers. There can be no assurance that the radiology practices and Radiologix's owned, operated or managed imaging centers will be able to compete effectively in the markets they serve, which inability to compete could materially and adversely affect Radiologix's business, financial condition and results of operations.

     Further, the radiology practices will compete with other providers for managed care contracts. Radiologix believes that trends toward managed care have resulted, and will continue to result, in increased competition for such contracts. Other radiology practices and MSOs may have more experience than the radiology practices and Radiologix in obtaining such contracts. There can be no assurance that the radiology practices and Radiologix will be able to obtain future business from managed care entities which will allow Radiologix to compete effectively in the markets they serve, which inability to compete could materially and adversely affect Radiologix's business, financial condition and results of operations.

Anti-Takeover Considerations

     Certain provisions of Radiologix's Restated Certificate of Incorporation, as amended, Radiologix's Amended and Restated Bylaws and Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of Radiologix and, consequently, limit the price that investors might be willing to pay in the future for shares of the Common Stock. These provisions include the inability to remove directors except for cause and Radiologix's ability to issue, without further stockholder approval, shares of preferred stock with rights and privileges senior to the Common Stock. Radiologix also is subject to
Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder.

     Radiologix has entered into employment agreements with three of its executive officers which contain provisions that require Radiologix to pay certain amounts to such employees upon their termination following certain events, including a change of control of Radiologix. Such agreements may delay or prevent a change of control of Radiologix.

Terminations of Lock-ups

     In connection with the transactions pursuant to which Radiologix acquired the assets of the original related practices, the practices (or their stockholders) received shares of Company Common Stock. Shares also were issued to radiologist practices (or their stockholders) that consummated acquisition transactions with Radiologix after the November 1997 initial public offering. The holders of these shares were prohibited from transferring the shares until a specified period of time elapsed after the transaction in which the shares were issued. In November 1998, 3,161,612 shares were released from these transfer restrictions. Restrictions expired during 1999 as follows: January, 254,754 shares; April, 108,416 shares; May, 3,161,612 shares; July, 254,754 shares; September, 89,844 shares; October, 108,416 shares; and November, 6,323,223 shares, for a total of 10,046,265 during 1999. An additional 1,021,004 shares and 25,132 shares will be released from transfer restrictions during 2000 and 2001, respectively. There can be no assurance that holders of these shares will continue to hold their shares. Moreover, Radiologix cannot predict the effect that trades of substantial amounts of shares would have on Radiologix's stock price from time to time or the effect that an increase in the number of shares available to the public would have on Radiologix's stock price from time to time.

RISKS RELATING TO RADIOLOGIX'S INDUSTRY

State and Federal Fraud and Abuse, Anti-Kickback and Anti-Referral Laws

     Various federal and state laws regulate the relationships between providers of health care services, physicians and other clinicians. These laws include the fraud and abuse provisions of the Social Security Act, which include the federal anti-kickback and Stark or anti-referral laws. The anti-kickback laws prohibit the offering, payment, solicitation or receipt of any direct or indirect remuneration for the referral of Medicare, Medicaid or other governmental program patients or for the recommendation, leasing, arranging, purchasing, ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of the anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in Medicare, Medicaid and other governmental programs. The Balanced Budget Act of 1997 ("BBA 97") contains certain reform provisions relating to Medicare, Medicaid and other governmental programs, that are intended to assist the government in its efforts to enforce the fraud and abuse anti-kickback laws, including additional resources for enforcement, adding a civil money penalty and broadening the scope of circumstances under which mandatory or permissive exclusion from the programs may apply. Such exclusion and penalties, if applied to Radiologix's owned, operated or managed imaging centers, the radiology practices or physicians affiliated with the radiology practices, could result in significant loss of reimbursement to the affected individuals and entities. A determination of liability under any such laws could have a material adverse effect on Radiologix's business, financial condition and results of operations.

     Certain provisions contained in the Omnibus Budget Reconciliation Act of 1989 ("Stark I") and the Omnibus Budget Reconciliation Act of 1993 ("Stark II"), and subsequent amendments, prohibit physician referrals for certain "designated health services," including radiology services to entities with which a physician or an immediate family member has a financial relationship (collectively, the "Stark Law"). The Stark Law also prohibits entities from presenting or causing to be presented a claim or bill to any individual, third-party payor, or other entity for designated health services furnished under a prohibited referral. A violation of the Stark Law by Radiologix, a radiology practice or physicians affiliated with the radiology practices, may result in significant civil penalties, which may include exclusion or suspension of the physician or entity from future participation in the Medicare and Medicaid programs and substantial fines. A determination of violation under such law by any of these persons or entities could have a material adverse effect on Radiologix's business, financial condition and results of operations.

     Several states have adopted laws similar to the federal anti-kickback and Stark Law that cover patients in private programs as well as government programs. All of the states in which the radiology practices are located have adopted a form of anti-kickback law and almost all of those states have also adopted a form of anti-referral law. The scope of these laws and the interpretations thereof vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. A determination of liability under any such law could have a material adverse effect on Radiologix's business, financial condition and results of operations.

Federal False Claims Act

     The Federal False Claims Act provides in part that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or has used a false record to get such a claim approved. Claims presented in violation of the anti-kickback or Stark law may be considered a violation of the Federal False Claims Act. Penalties include civil penalties of not less than $5,000 and not more than $10,000, plus three times the amount of damages which the federal government sustains because of the act of that person and the costs of a civil action brought to recover any such penalty or damages. Radiologix believes that it is in compliance with the rules and regulations to which the Federal False Claims Act apply. However, there can be no assurances that Radiologix will not be found to have violated certain rules and regulations resulting in sanctions under the Federal False Claims Act, and if so, whether any sanctions imposed could have a material adverse effect upon the operations and financial condition of Radiologix.

Corporate Practice of Medicine; Fee Splitting

     The laws of many states, including each of the states in which the radiology practices are located, also prohibit business corporations, such as Radiologix, from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as fee-splitting, with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Radiologix's strategy is to acquire certain assets and assume certain liabilities of, and to enter into service agreements with radiology practices. Pursuant to the service agreements, Radiologix will provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee. Radiologix intends to structure its relationships with the radiology practices (including the purchase of assets and the provision of services under the service agreements) to keep Radiologix from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians. There can be no assurance that regulatory authorities or other parties will not assert that Radiologix is engaged in the corporate practice of medicine in such states or that the payment of service fees to Radiologix by the radiology practices pursuant to the service agreements constitutes fee-splitting or the corporate practice of medicine. If such a claim were successfully asserted, Radiologix could be subject to civil and criminal penalties and could be required to restructure or terminate its contractual arrangements. Such results or the inability of Radiologix to successfully restructure its relationships to comply with such statutes could have a material adverse effect on Radiologix's business, financial condition and results of operations.

Licensing and Certification Laws

     The ownership, construction, operation, expansion and acquisition of imaging centers are subject to various federal and state laws, regulations and approvals concerning the licensing of facilities, personnel, certificates of need and other required certificates for certain types of health care facilities and major medical equipment. Although the laws of certain states in which the radiology practices are located do not subject imaging centers to certificate of need or separate licensing requirements as stand-alone imaging centers, the laws of other states in which Radiologix operates limit to some extent Radiologix's ability to acquire new imaging equipment or expand or replace its equipment at imaging centers in other states. No assurances can be given that the required regulatory approvals for any future acquisitions, expansions or replacements will be granted to Radiologix, and the failure to obtain such approvals could materially and adversely affect Radiologix's business, financial condition and results of operations.

Compliance

     Although Radiologix intends to conduct its operations so as to comply with applicable federal and state laws, neither Radiologix's current or anticipated business operations nor the operations of the radiology practices have been the subject of judicial or regulatory interpretation. There can be no assurance that a review of Radiologix's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of Radiologix or that the health care regulatory environment will not change so as to restrict Radiologix's operations. In addition, the regulatory framework of certain jurisdictions may limit Radiologix's expansion into or ability to continue operations within such jurisdictions, unless Radiologix is able to modify its operational structure to conform with such regulatory framework. Any limitation on Radiologix's ability to expand could have a material adverse effect on Radiologix's business, financial condition and results of operations.

Reform Initiatives; Increased Enforcement

     In addition to existing government health care regulations, there have been numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Radiologix believes that such initiatives will continue for the foreseeable future. Certain aspects of these reforms as proposed in the past, such as further reductions in Medicare and Medicaid payments, if adopted, could materially and adversely affect Radiologix's business, financial condition and results of operations.

     Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern Radiologix's activities. There can be no assurance that Radiologix's activities will not be investigated, that claims will not be made against Radiologix or that increased enforcement activities will not directly or indirectly have an adverse effect on Radiologix's business, financial condition and results of operations or the market price of the Common Stock.

Insurance Laws and Regulations

     Certain states have enacted statutes or adopted regulations affecting risk assumption in the health care industry, including statutes and regulations that subject any physician or physician network engaged in risk-based contracting to applicable insurance laws and regulations, which may include, among other things, laws and regulations providing for minimum capital requirements and other safety and soundness requirements. Failure to comply with these statutes and regulations could have a material adverse effect on Radiologix's business, financial condition and results of operations. In addition, implementation of additional regulations or compliance requirements could result in substantial costs to Radiologix and the radiology practices. The inability to enter into capitated or other risk-sharing arrangements or the cost of complying with certain applicable laws that would permit expansion of Radiologix's risk-based contracting activities could have a material adverse effect on Radiologix's business, financial condition and results of operations.

Reimbursement Trends and Cost Containment

     Radiologix's revenue will be derived from service fees paid to Radiologix by the radiology practices pursuant to the service agreements and through its ownership, operation and management of imaging centers. Substantially all of the revenue of the radiology practices and Radiologix's imaging centers is currently derived from government sponsored health care programs (principally, Medicare and Medicaid) and private third-party payors. During the year ended December 31, 1999, approximately 22% of the service fee revenue was derived from government approved health care programs and approximately 78% was derived from private third-party payors. The health care industry is experiencing a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. Radiologix believes that these trends will continue to result in a reduction from historical levels in per-patient revenue for its radiology practices and imaging centers and that the results of operations of the radiology practices are likely to continue to be affected by lower reimbursement levels. Further reductions in payments of other changes in reimbursement for health care services could have a material adverse effect on Radiologix's business, financial condition and results of operations unless Radiologix is otherwise able to offset such payment reductions.

     Rates paid by private third-party payors are based on established physician and hospital charges and are generally higher than Medicare reimbursement rates. Any decrease in the relative number of patients covered by private insurance could have a material adverse effect on Radiologix's business, financial condition and results of operations.

     The federal government has implemented, through the Medicare program, a resource-based relative value scale ("RBRVS") payment methodology for physician services. The RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly-situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of the RBRVS has reduced payment rates for certain of the procedures historically provided by the radiology practices. BBA 97 provides for reductions in the rate of growth of payments for physician services, including services historically provided by the radiology practices, in the amount of $5.3 billion over a five-year period ending in 2002. In addition, BBA 97 provides for the implementation of a resource-based methodology for payment of physician practice expenses under the physician fee schedule over a four-year period, which began in fiscal year 1999. Adoption of this methodology is expected to reduce payments for services historically provided by the radiology practices.

     RBRVS-type payment systems also have been adopted by certain private third-party payors and Radiologix believes that it is likely that other private third-party payors will adopt this payment methodology in the future. Wider-spread implementation of such programs could reduce payments by private third-party payors and could indirectly reduce Radiologix's operating margins to the extent that the costs of providing management, administrative, technical and non-medical services related to such procedures could not be proportionately reduced. There can be no assurance that such cost reduction efforts by governmental or private third-party payors will not have a material adverse effect on Radiologix's business, financial condition and results of operations.

     Private third-party payors and Medicare and Medicaid have increased their use of managed care as a means of cost containment. Increasingly, private third-party payors negotiate discounts from established physician and hospital charges or require capitation or other risk sharing arrangements as a condition of patient referral to physician groups such as the radiology practices. BBA 97 also includes provisions designed to increase the enrollment of Medicare and Medicaid participants in managed care programs. The inability of Radiologix to negotiate satisfactory arrangements with managed care companies could have a material adverse effect on Radiologix's business, financial condition and results of operations.

Risks Associated with Managed Care Contracts and Capitated Fee Arrangements

     During fiscal year 1999, approximately 92% of the service fee revenue was derived from payments made on a fee-for-service basis by patients and third-party payors (including government programs) and approximately 8% was derived from capitated arrangements. Under capitated or other risk-sharing arrangements, the health care provider typically is paid a pre-determined amount per-patient per-month from the payor in exchange for providing all necessary covered services to patients covered under the arrangement. Such contracts pass much of the financial risk of providing care, including the risk of over-utilization, from the payor to the provider. Radiologix believes that its success will, in part, depend on Radiologix's ability to effectively negotiate, on behalf of the radiology practices and Radiologix's owned, operated or managed imaging centers, contracts with HMOs, employer groups and other third-party payors pursuant to which services will be provided on a risk-sharing or capitated basis by some or all of such radiology practices or imaging centers. Risk-sharing arrangements result in greater predictability of revenue but greater unpredictability of expenses and, consequently, profitability. There can be no assurance that Radiologix will be able to negotiate, on behalf of its radiology practices or Radiologix's owned, operated or managed imaging centers, satisfactory arrangements on a capitated or other risk-sharing basis. In addition, to the extent that patients or enrollees covered by such contracts require more frequent or extensive care than is anticipated, Radiologix would incur unanticipated costs not offset by additional revenue, which would reduce operating margins. In the worst case, the revenue derived from such contracts may be insufficient to cover the costs of the services provided. Any such reduction or elimination of earnings could have a material adverse effect on Radiologix's business, financial condition and results of operations.

     Furthermore, various quality assurance programs and organizations have been created to scrutinize managed care organizations and their providers. In response to such programs, managed care organizations and providers have developed their own quality assurance programs to address a variety of areas, including patient access to services, patient satisfaction, outcomes and performance measures and utilization of services. These quality assurance measures involve various costs associated with their implementation and operation and depend, in part, upon the sophistication and compatibility of existing systems and operations of the radiology practices as well as Radiologix's ability to integrate those systems and operations. Radiologix's inability to develop strong quality assurance measures in conjunction with its radiology practices could place Radiologix and its radiology practices at a competitive disadvantage and have a material adverse effect on Radiologix's business, financial condition and results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                PAGE

Report of Independent Public Accountants...........................................        F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999.......................        F-3

Consolidated Statements of Income for the Years
     Ended December 31, 1997, 1998 and 1999........................................        F-4

Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1997, 1998 and 1999..................................        F-5

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1997, 1998 and 1999........................................        F-6

Notes to Consolidated Financial Statements.........................................        F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Radiologix, Inc.:

      We have audited the accompanying consolidated balance sheets of Radiologix, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiologix, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                              ARTHUR ANDERSEN LLP


Dallas, Texas,
   February 7, 2000

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                                   DECEMBER 31,
                                                                            ----------------------
                                                                               1998         1999
                                                                            ---------    ---------

CURRENT ASSETS:
   Cash and cash equivalents ............................................   $   6,485    $   4,302
   Accounts receivable, net of allowances of $18,372 and $26,976 in
     1998 and 1999, respectively ........................................      36,789       61,762
   Due from affiliates ..................................................       2,683        9,671
   Other current assets .................................................       1,564        9,812
                                                                            ---------    ---------
         Total current assets ...........................................      47,521       85,547
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $69,497 and $79,092 in 1998 and 1999, respectively ................      37,002       60,405
INVESTMENTS IN JOINT VENTURES ...........................................       5,424        6,369
INTANGIBLE ASSETS, net ..................................................      61,119       86,443
DEFERRED FINANCING COSTS, net ...........................................       3,408        3,942
OTHER ASSETS ............................................................       2,165        2,134
                                                                            ---------    ---------
         Total assets ...................................................   $ 156,639    $ 244,840
                                                                            =========    =========

                                    LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ................................   $  13,884    $  16,902
   Accrued physician retention ..........................................       6,319        8,642
   Accrued salaries and benefits ........................................       3,893        4,985
   Current portion of long-term debt ....................................         840       22,608
   Current portion of capital lease obligations .........................       1,677        5,484
   Deferred income taxes ................................................         636        1,651
   Other current liabilities ............................................         894           94
                                                                            ---------    ---------
         Total current liabilities ......................................      28,143       60,366
DEFERRED INCOME TAXES ...................................................       2,406        2,336
LONG-TERM DEBT, net of current portion ..................................     113,807      141,992
CAPITAL LEASE OBLIGATIONS, net of current portion .......................       3,887       14,756
OTHER LIABILITIES .......................................................         243          717
                                                                            ---------    ---------
         Total liabilities ..............................................     148,486      220,167

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .........................       1,107        1,250

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value; 10,000,000 shares authorized;
     no shares issued and outstanding ...................................          --           --
   Common stock, $.0001 par value; 50,000,000 shares authorized;
     19,243,949 and 19,424,053 shares issued and outstanding in
     1998 and 1999, respectively ........................................           2            2
   Additional paid-in capital ...........................................        (910)        (590)
   Retained earnings ....................................................       7,954       24,011
                                                                            ---------    ---------
         Total stockholders' equity .....................................       7,046       23,423
                                                                            ---------    ---------
         Total liabilities and stockholders' equity .....................   $ 156,639    $ 244,840
                                                                            =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                           YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    1997            1998            1999
                                                ------------    ------------    ------------

SERVICE FEE REVENUE .........................   $      9,545    $    149,327    $    199,700

COSTS AND EXPENSES:
   Salaries and benefits ....................          2,922          42,227          52,826
   Field supplies ...........................          1,036           8,865          11,630
   Field rent and lease expense .............            852          11,532          18,444
   Other field expenses .....................          1,557          25,311          32,278
   Bad debt expense .........................            862          13,723          18,838
   Corporate general and administrative .....          4,910           9,597          11,192
   Depreciation and amortization ............            888          12,178          18,403
   Interest expense, net ....................            617           7,541          12,357
                                                ------------    ------------    ------------
       Total costs and expenses .............         13,644         130,974         175,968
                                                ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES, MINORITY
INTERESTS IN CONSOLIDATED SUBSIDIARIES
AND EQUITY IN EARNINGS OF INVESTMENTS .......         (4,099)         18,353          23,732

EQUITY IN EARNINGS OF INVESTMENTS ...........            220           4,339           3,581

MINORITY INTERESTS IN CONSOLIDATED
SUBSIDIARIES ................................            (49)           (710)           (910)
                                                ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES ..................         (3,928)         21,982          26,403

INCOME TAX EXPENSE ..........................             --           8,451          10,346
                                                ------------    ------------    ------------

NET INCOME (LOSS) ...........................   $     (3,928)   $     13,531    $     16,057
                                                ============    ============    ============



NET INCOME (LOSS) PER COMMON SHARE:
       Basic ................................   $      (1.13)   $       0.72    $       0.83
       Diluted ..............................   $      (1.13)   $       0.70    $       0.80

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Basic ................................      3,450,948      18,739,106      19,304,771
       Diluted ..............................      3,450,948      19,334,658      20,692,058






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                  COMMON STOCK          ADDITIONAL
                                           --------------------------     PAID-IN       RETAINED
                                             SHARES         AMOUNT        CAPITAL       EARNINGS        TOTAL
                                           -----------    -----------   -----------    -----------    -----------

BALANCE, December 31, 1996 .............     2,000,000    $        --   $       250    $    (1,649)   $    (1,399)
   Cancellation of common stock ........    (1,000,000)            --            --             --             --
   Initial public offering, net ........     3,000,000             --        29,081             --         29,081
   Common stock issued to
     initial radiology practices
     in conjunction with the
     Reorganizations ...................    12,646,446              2          (713)            --           (711)
   Conversion of convertible notes
     payable into common stock .........       510,406             --         3,500             --          3,500
   Payment of cash dividends to
     initial radiology practices .......            --             --       (50,588)            --        (50,588)
   Exercise of stock options ...........        78,000             --            10             --             10
   Net loss ............................            --             --            --         (3,928)        (3,928)
                                           -----------    -----------   -----------    -----------    -----------
BALANCE, December 31, 1997 .............    17,234,852              2       (18,460)        (5,577)       (24,035)
   Common stock issued in
     connection with acquisitions ......     1,812,054             --        17,502             --         17,502
   Exercise of stock options ...........       197,043             --            48             --             48
   Net income ..........................            --             --            --         13,531         13,531
                                           -----------    -----------   -----------    -----------    -----------
BALANCE, December 31, 1998 .............    19,243,949              2          (910)         7,954          7,046
   Common stock issued in
     connection with acquisitions ......        50,264             --           304             --            304
   Exercise of stock options ...........       129,840             --            16             --             16
   Net income ..........................            --             --            --         16,057         16,057
                                           -----------    -----------   -----------    -----------    -----------
BALANCE, December 31,1999 ..............    19,424,053    $         2   $      (590)   $    24,011    $    23,423
                                           ===========    ===========   ===========    ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                            1997         1998         1999
                                                                         ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................   $  (3,928)   $  13,531    $  16,057
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities--
     Minority interests in consolidated subsidiaries .................          49          710          910
     Depreciation and amortization ...................................         888       12,178       18,403
     Equity in earnings of investments ...............................        (220)      (4,339)      (3,581)
     Gain on sale of assets ..........................................          (6)          --           --
     Changes in assets and liabilities:
       Accounts receivable, net ......................................      (1,787)     (10,379)     (21,889)
       Other receivables and other current assets ....................      (3,908)       2,872      (15,102)
       Other assets ..................................................      (2,412)      (2,118)         399
       Accounts payable and accrued expenses .........................       6,828        1,953        2,305
       Accrued salaries and benefits .................................        (433)       2,380        1,091
       Other current liabilities .....................................         (87)        (450)         (19)
       Other liabilities .............................................        (317)      (6,388)         (36)
                                                                         ---------    ---------    ---------
         Net cash provided by (used in) operating activities .........      (5,333)       9,950       (1,462)
                                                                         ---------    ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of property and equipment ..................           6           --       10,000
   Purchases of property and equipment, net ..........................        (481)     (12,651)     (31,458)
   Cash paid for acquisitions ........................................          --      (52,866)     (25,406)
   Contributions to joint ventures ...................................        (100)        (571)        (115)
   Distributions from joint ventures .................................         155        2,587        2,022
                                                                         ---------    ---------    ---------
         Net cash used in investing activities .......................        (420)     (63,501)     (44,957)
                                                                         ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt, net .....................      49,600       59,814       47,095
   Payment on debt of initial radiology practices ....................     (23,420)          --           --
   Payment on capital leases .........................................          --       (3,282)      (2,875)
   Cash dividends to initial radiology practices .....................     (50,588)          --           --
   Cash received in the Reorganizations ..............................       3,188           --           --
   Proceeds from the issuance of common stock, net ...................      29,081           --           --
   Proceeds from the exercise of stock options .......................          10           48           16
   Advances to radiology practices and other .........................         (37)      (1,116)          --
                                                                         ---------    ---------    ---------
         Net cash provided by financing activities ...................       7,834       55,464       44,236
                                                                         ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ..........................................................       2,081        1,913       (2,183)

CASH AND CASH EQUIVALENTS, beginning of period .......................       2,491        4,572        6,485
                                                                         ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of period .............................   $   4,572    $   6,485    $   4,302
                                                                         =========    =========    =========

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Assets acquired from radiology practices ..........................   $  53,427    $  16,677    $      20
                                                                         ---------    ---------    ---------
   Liabilities and debt assumed from radiology practices .............   $  54,138    $   7,404    $      --
                                                                         ---------    ---------    ---------
   Common stock issued to radiology practices ........................   $ 151,757    $  17,502    $     304
                                                                         ---------    ---------    ---------
   Conversion of convertible notes payable into common stock .........   $   3,500    $      --    $      --
                                                                         ---------    ---------    ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 and 1999

1. DESCRIPTION OF BUSINESS:

      Radiologix, Inc. (together with its subsidiaries, "Radiologix" or the "Company"), a Delaware corporation, is a leading provider of radiology services in the United States through (i) its ownership and operation of technologically advanced, multi-modality diagnostic imaging centers, and (ii) its provision of administrative, management and other information services to certain radiology business partners. The Company was incorporated in 1996, but conducted no significant operations until a reorganization and initial public offering in November 1997. On November 26, 1997, the Company consummated an initial public offering ("IPO") and simultaneously exchanged cash and shares of its common stock for certain assets of and liabilities associated with seven radiology practices (the "Reorganizations"). These exchanges were accounted for using the historical cost basis with the stock being valued at the historical cost of the net assets received by the Company. Cash consideration given in these exchanges was treated for accounting purposes as a dividend from the Company.

      As of December 31, 1999, Radiologix owns, operates or maintains an ownership interest in imaging equipment at 113 locations and provides management services to ten radiology practices consisting of 280 physicians who provide professional radiology services at the Company's radiology centers and at 58 hospitals. Radiologix's imaging centers are located in 17 states, with concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington, D. C.

      Physician services are provided at all of the Company's imaging centers associated with its ten radiology practices under the terms of service agreements, seven of which expire in November 2037, with the other three expiring in 2038. Under the terms of the service agreements, the Company provides management, administrative, technical and non-medical services to radiology practices in return for service fees. The service agreements cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. However, under certain conditions, the Company can terminate the service agreement if the number of physicians in a practice falls below a certain percentage.

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

Reclassification

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the previously reported net income (loss), stockholders' equity, or cash flows.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 and 1999


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

Other Current Assets

Other current assets consist primarily of other receivables (amounts due from joint ventures and affiliated physician associations), prepaid expenses, and other miscellaneous current assets. The following table sets forth the primary components of other currents assets at December 31, 1998 and 1999:


                                                1998         1999
                                           ----------   ----------
Other receivables ......................   $      125   $    1,143
Other current assets ...................        1,439        8,669
                                           ----------   ----------
Balance, end of period .................   $    1,564   $    9,812
                                           ==========   ==========


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

      The names, percentage ownership and 1999 financial information related to the Company's significant joint ventures is as follows (in thousands):


                                                               Total        Total          Net
           Name                                Ownership      Assets     Liabilities     Income
           ----                                ---------      ------     -----------     --------

White Square Imaging Center                        50%      $    4,214   $    1,080     $    2,632
Greater Baltimore Medical                          50%           1,836          206            273
Magnetic Imaging of Baltimore                      25%           3,267          369          2,164

Intangible Assets

      The value of intangible assets (consisting primarily of service agreements and goodwill) is recorded at cost at the date of acquisition. Intangible assets are being amortized on a straight-line basis over a 25-year period in accordance with Accounting Principles Board ("APB") No. 17, "Intangible Assets". The Company believes that the life of the core businesses acquired and the delivery of radiology management services will exceed 25 years. As of December 31, 1998 and 1999, accumulated amortization was approximately $2,462,000 and $5,675,000, respectively.

      The service agreements consist of the costs of purchasing the rights to manage radiology practices, net of assets acquired. Under the initial 40-year term of the agreements, the radiology practices have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. In the event a radiology practice breaches the service agreement, or if the Company terminates with cause, the radiology practice is required to purchase all related tangible and intangible assets, including the unamortized portion of the service agreement intangible asset, at the then net book value. The Company amortizes the service agreement costs over a 25-year period consistent with accounting policies used by other companies in the Company's industry.

Impairment of Long-Lived Assets

      Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of the intangible assets and property and equipment may not be recoverable or that the remaining useful lives may warrant revision. When factors indicate that intangible assets and property and equipment should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted cash flows over the remaining lives of the intangible assets and property and equipment and compares it to the business segment's intangible assets and property and equipment balances to determine whether the intangible assets and property and equipment are recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the asset. When an adjustment is required, the Company evaluates the remaining amortization periods using the factors outlined in APB No. 17. The Company recorded no impairment charges during 1998 or 1999.

Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses at December 31, 1998 and 1999, consisted of the following (in thousands):


                                                    1998         1999
                                                ----------   ----------
      Accounts payable                          $    5,895   $    6,647
      Patient refunds                                3,396        1,320
      Other payables and accrued expenses            4,593        8,935
                                                ----------   ----------
                                                $   13,884   $   16,902
                                                ==========   ==========

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

      The following table sets forth the amounts of physician groups revenue that would have been presented in the consolidated statements of income had the Company met the provisions of EITF 97-2 (in thousands):


                                                        1997         1998         1999
                                                     ---------    ---------    ---------

Physician groups revenue, net of contractual
   allowances and estimated bad debts ............   $  14,571    $ 222,706    $ 286,824
Less: amounts retained by physician groups .......      (5,026)     (73,379)     (87,124)
                                                     ---------    ---------    ---------
Service fee revenue, as reported .................   $   9,545    $ 149,327    $ 199,700
                                                     =========    =========    =========

Service Fee Revenue

      Service fee revenue represents radiology practices' revenue less amounts retained by radiology practices. The amounts retained by radiology practices represents amounts paid to the physicians pursuant to the service agreements between the Company and the radiology practices. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group. Although the Company assists in negotiating managed care contracts for the radiology practices, it assumes no risk under these arrangements.

      The Company's service fee revenue is dependent upon the operating results of the radiology practices. Where state law allows, service fees due under the service agreements for the radiology practices are derived from two distinct revenue streams: (1) a negotiated percentage (typically 20% to 30%) of the adjusted professional revenues as defined in the service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which is equal to the fair market value of the services provided under the service agreements and which is renegotiated each year to equal the fair market value of the services provided under the service agreements. The fixed fee structure results in the Company receiving substantially the same amount of service fee as it would have received under its negotiated percentage fee structure. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the radiology practices' revenue. Questar revenues are primarily derived from technical revenues generated from those imaging centers.

      Service fee revenue consists of the following for the years ended December 31 (in thousands):


                                               1997         1998         1999
                                           ----------   ----------   ----------

Professional component .................   $    2,977   $   39,637   $   53,435
Technical component ....................        6,568      109,690      146,265
                                           ----------   ----------   ----------
                                           $    9,545   $  149,327   $  199,700
                                           ==========   ==========   ==========


      For the year ended December 31, 1998 and 1999, four of the Company's radiology practices each contributed 10% or more of the Company's service fee revenue as follows (in thousands):


                                                 1998 Service  1999 Service
                Practice                         Fee Revenue    Fee Revenue
                --------                        ------------   ------------
Advanced Radiology, LLC                         $     48,204   $     55,823
Mid Rockland Imaging Associates, P.C                  21,695         30,522
The Ide Group, P.C                                    21,352         26,330
Community Radiology Associates, Inc.                  16,143         19,538


The Company also periodically advances funds to the radiology practices at current interest rates. Such advances are due on demand and are repaid through reductions in future physician retention payments.

Income Taxes

      The Company accounts for income taxes under the liability method which states that deferred taxes are to be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. The Company and its subsidiaries file a consolidated federal tax return.

Net Income Per Share

      The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also included the effect of the convertible note (see Note 5) using the "if converted" method. For the year ended December 31, 1999, under the "if converted" method, approximately $399,000 of tax-effected interest savings and 947,483 weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively. For the years ended December 31, 1998 and 1999, 595,592 and 439,803 shares, respectively, related to stock options were included in diluted EPS.

      There is no difference between basic and diluted EPS for the year ended December 31, 1997 because options and convertible notes payable had an anti-dilutive effect. For the year ended December 31, 1997, 938,569 shares related to stock options and convertible notes payable were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period.

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

Concentration of Credit Risk

      The Company's accounts receivable consist primarily of service fee revenues due from radiology practices and medical service revenues due from patients funded through Medicare, Medicaid, commercial insurance and private payment. The Company estimates that approximately 30% of the physician groups' revenue in 1999 and 1998 is funded through the Medicare program. The Company and its practices perform ongoing credit evaluations of their patients and generally does not require collateral. The Company and its practices maintain allowances for potential credit losses. Such losses have been within management's expectation.

Cash Paid During Year

      The Company paid the following amounts for interest and income taxes (in thousands):


                                    1997         1998         1999
                                 ----------   ----------   ----------

Interest .....................   $      254   $    8,653   $   10,225
Income taxes .................           --       15,423       14,459

3. ACQUISITIONS AND PRACTICE AFFILIATIONS:

1999 Acquisitions and Affiliations

      On August 1, 1999, the Company acquired all the outstanding stock of Questar Imaging, Inc. of Tampa, Florida ("Questar"), a private operator of primarily MRI radiology centers. Questar currently offers magnetic resonance imaging (MRI) and other diagnostic imaging services at 27 centers in 14 states, and is in the process of developing 17 additional MRI centers. The total 1999 consideration for the transaction was $18,921,000 in cash, plus the assumption of $16,763,000 in liabilities. The consideration for the developmental centers in 2000 will be approximately $7,000,000 plus the assumption of certain liabilities. This transaction was accounted for using the purchase method. The amounts recorded for the acquisition are based on preliminary information and are subject to final adjustment in 2000.


      Pro-forma information is not presented for the Questar acquisition as it does not materially affect the financial statements for the years presented.

      The total consideration for all other 1999 acquisitions was approximately $6,485,000 in cash, 50,264 shares of the Company's common stock ($304,000), plus the assumption of $3,193,000 in liabilities.

1998 Acquisitions and Affiliations

      During 1998, the Company completed the following acquisitions and practice affiliations. All of the acquisitions were accounted for under the purchase method. Operating results are included from the date of affiliation. The Company has no contingent payments, options or commitments relating to these transactions.

      In January 1998, the Company completed its affiliation with Community Radiology Associates, a ten-physician radiology practice based in Rockville, Maryland. The Company also completed the acquisition of Community Radiology Associates' seven imaging centers and the acquisition of four independent imaging centers in the Greater Bay Area of Northern California. Total consideration for these transactions was approximately $41,433,000, consisting of the issuance of 1,019,018 shares of the Company's common stock valued at approximately $10,700,000 (509,510 shares were issued in January 1999), cash and assumed debt.

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

      The Company's 1998 and 1999 acquisitions are summarized as follows (in thousands):



                                                1998         1999
                                             ----------   ----------
Assets acquired:
   Accounts receivable                       $    5,014   $    3,034
   Property and equipment                        11,663       15,911
Liabilities assumed:
   Debt assumed                                   6,172       16,252
   Other liabilities                              1,232        3,703
                                             ----------   ----------
Net assets (liabilities) acquired            $    9,273       (1,010)
Total consideration exchanged
   Cash                                          52,866       25,406
   Common stock                                  17,502          304
                                             ----------   ----------
Value assigned to intangible assets          $   61,095   $   26,720
                                             ==========   ==========


4. PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following at December 31, 1998 and 1999 (in thousands):


                                                   Useful Life           1998             1999
                                                  -------------      ----------        ----------

Equipment (primarily medical equipment)             5-7 Years        $   92,067        $  114,663
Leasehold improvements                       Remaining life of lease     12,567            21,286
Buildings                                           15 Years              1,865             3,548
                                                                     ----------        ----------
                                                                        106,499           139,497
Less - Accumulated depreciation
  and amortization                                                      (69,497)          (79,092)
                                                                     ----------        ----------
Property and equipment, net                                          $   37,002        $   60,405
                                                                     ==========        ==========

5. LONG-TERM DEBT:

      Long-term debt consists of the following at December 31, 1998 and 1999 (in thousands):


                                                                        1998            1999
                                                                    ------------    ------------
Note payable to a bank, interest at the Company's option at
  LIBOR plus 2.0% (7.25% at December 31, 1999) or the
  prime rate of a lending partner plus 1.0% (8.75% at
  December 31, 1999), maturing in November 2003                     $    112,500    $    142,500
Convertible note payable to a bank, interest at 8%, maturing
  in July 2009                                                                --          20,000
Note(s) payable to bank(s), various interest rates, unsecured              2,147           2,100
                                                                    ------------    ------------
                                                                         114,647         164,400

Less - Current portion of long-term debt                                    (840)        (22,608)
                                                                    ------------    ------------
Long-term debt, net of current portion                              $    113,807    $    141,992
                                                                    ============    ============


      On November 26, 1997, the Company entered into a bank credit facility (the "Credit Facility"). The Credit Facility was amended on May 19, 1998. The loan agreement provides for revolving loans of up to $160,000,000 to be used for acquisitions and general working capital needs. The Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000. The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $160,000,000 or 3.00 times the consolidated EBITDA of the Company, giving pro forma effect to acquisitions made with such borrowings. At December 31, 1999, the Company's debt could not exceed $160,000,000 under the Credit Facility. The Company had outstanding borrowings of $142,500,000 under the Credit Facility. At the Company's option, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 1.5% to 2.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 0.5% to 1.5%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements, which the Company is, or becomes a party to, and a pledge of the stock of the Company's subsidiaries. At December 31, 1999, the Company is in compliance with the Credit Facility's restrictive covenants.

      On July 30, 1999, the Company entered into a $20,000,000 convertible junior subordinated note (the "Note") in connection with the Securities Purchase Agreement for the Questar acquisition, dated August 1, 1999. The Note matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. The principal of the Note is convertible into the Company's Common Stock at the price of $8.625 per share. If by the second anniversary date of the Note, the closing price of the Company's Common Stock has not averaged $8.625 for 45 of the 60 days of the determination period (the "Market Price Event"), the base conversion price will be reset at 87.19% of the initial conversion price. If by the third or fourth anniversary date of the Note, the Market Price Event has not occurred, the interest rate will be increased to 8.25% and 8.5%, respectively.

      The Securities Purchase Agreement includes certain restrictive covenants including prohibitions on the payment of dividends, the reservation of unissued common stock pending conversion or exercise of the convertible Note, and the maintenance of certain financial ratios (including maximum interest coverage and leverage ratios, as defined). At December 31, 1999, the Company is in compliance with the Note's restrictive covenants.

      The Company is currently discussing with its lenders various financing options, including extending the dates of required quarterly principal amortization (currently beginning September 30, 2000) and final maturity (currently November, 2003) to future periods. In addition, the Company is discussing with its lenders an increase in the total amount available under the Credit Facility to facilitate its growth strategy for 2000 and beyond. The Company believes that the extension and/or increase in the Credit Facility will be completed in the second quarter of 2000. Although there can be no assurance that these financing options will be finalized or be available on terms acceptable to the Company, management believes that additional sources of liquidity are available in the marketplace to meet its liquidity needs for the foreseeable future.

      The maturities of long-term debt at December 31, 1999, are as follows (in thousands):


2000                            $           22,608
2001                                        43,221
2002                                        50,040
2003                                        28,665
2004 and thereafter                         20,066
                                ------------------
                                $          164,600
                                ==================

         As of December 31, 1998 and 1999, accumulated amortization of deferred financing costs was approximately $661,000 and $1,438,000, respectively. Such costs are being amortized over a straight-line method which approximates the effective interest method.

6. STOCKHOLDERS' EQUITY:

Common Stock

      In 1998 and 1999, the Company issued 1,812,054 and 50,264 shares of its common stock in connection with acquisitions (See Note 3).

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

Stock Option Plan

      During 1996, the Company's Board of Directors approved the 1996 Stock Option Plan (the "Plan") under which 3,000,000 options to purchase shares of the Company's common stock may be granted to key directors, employees and other health care professionals associated with the Company, as defined by the Plan. The Plan was amended by stockholder vote at the 1999 Annual Stockholder meeting. The amendment increased the number of options available under the Plan to 4,000,000. Options granted under the Plan may be either incentive stock options ("ISO") or nonqualified stock options ("NQSO"). The option price per share under the Plan may not be less than 100% of the fair market value at the grant date for ISO and may not be less than 85% of the fair market value at the grant date for NQSO. All of the options granted under the Plan through December 31, 1999 were at fair market value. Generally, options vest over a 5-year period and are exercisable over a ten-year life. As of December 31, 1997, 1998 and 1999, 1,591,000, 2,117,000 and 2,204,525 shares, respectively, were outstanding under the Plan. Since the Plan's inception, the Board of Directors granted options to purchase 30,000 shares of common stock outside the Plan. Compensation expense related to the non-employee portion of these shares is not material. The following table summarizes the combined activity under the Plan and the options granted outside the Plan at December 31, 1997, 1998 and 1999:


                                          1997                     1998                    1999
                                 ----------------------   ---------------------   ---------------------
                                             Wtd. Avg.                Wtd. Avg.               Wtd. Avg.
                                   Shares    Exercise      Shares     Exercise    Shares      Exercise
                                   (000's)    Price        (000's)      Price     (000's)      Price
                                 ---------  -----------   --------   ----------   --------   ----------


Outstanding, beginning of year       1,300  $      0.70      1,591   $     5.19      2,117   $     7.14
Granted                                663  $     11.15      1,427   $     9.24        414   $     6.32
Exercised                              (78) $      0.13       (197)  $     0.24       (130)  $     0.13
Cancelled                             (294) $      0.13       (704)  $     8.99       (196)  $     7.11
                                 ---------  -----------   --------   ----------   --------   ----------
Outstanding, end of year             1,591  $      5.19      2,117   $     7.14      2,205   $     7.41
                                 =========  ===========   ========   ==========   ========   ==========
Exercisable, end of year               656  $      4.10        718   $     5.79      1,015   $     7.20
Price Range                           $0.13 to $12.00          $0.13 to $12.00        $0.13 to $12.00



      The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 2,204,525 options outstanding as of December 31, 1999.


                                                                    Wtd. Avg.                    Wtd. Avg.
     Exercise Price Range                  Shares                Exercise Price           Contractual Life (yrs)
     --------------------                  ------                --------------           ----------------------

      $0.13 -  $6.99                         573,725                  $2.70                        7.74
      $7.00  - $8.49                         453,266                  $7.52                        8.32
      $8.50  - $12.00                      1,177,534                  $9.66                        8.11

      The Company accounts for its stock-based compensation arrangements under the provisions of APB No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value based method of accounting had been applied. The Company used the Black-Scholes option pricing model to estimate the fair value of options. The effects of applying SFAS No. 123 during 1997, 1998 and 1999 are as follows (in thousands, except per share amounts):


                                                   1997                  1998                1999
                                               -------------         -------------      ---------

Net income (loss):
    As reported                                $      (3,928)        $      13,531      $      16,057
    Pro forma                                         (5,599)               12,117             14,419
Net income (loss) per share (diluted):
    As reported                                $       (1.13)        $        0.70      $        0.80
    Pro forma                                          (2.80)                 0.63               0.70

      The fair value of each option grant is estimated using the following weighted-average assumptions for grants in 1997, 1998 and 1999, respectively: risk-free interest rate of 5.1, 5.6 and 5.8 percent; expected life of 2.58, 2.81 and 2.81 years; expected volatility of 125.0, 67.0 and 69.5 percent; and dividend yield of zero in 1997, 1998 and 1999. The weighted-average grant-date fair value of new grants in 1999 was $5.02 per share.

7. INCOME TAXES:

      Income tax expense in 1997, 1998 and 1999 is composed of the following amounts (in thousands):


                                                1997        1998        1999
                                              --------    --------    --------

Current income tax expense
   Federal                                    $     --    $  8,418    $  9,655
   State and local                                  --       2,915       2,524
                                              --------    --------    --------
                                                    --      11,333      12,179
Deferred income tax benefit
   Federal                                          --      (2,507)     (1,571)
   State                                            --        (375)       (262)
                                              --------    --------    --------
                                                    --      (2,882)     (1,833)
                                              --------    --------    --------
Income tax expense                            $     --    $  8,451    $ 10,346
                                              ========    ========    ========



      A reconciliation between reported income tax expense and the amount computed by applying the statutory federal income tax rate of 35% for 1997, 1998 and 1999 is as follows (in thousands):



                                                1997        1998        1999
                                              --------    --------    --------
      Computed at statutory rate              $ (1,375)   $  7,694    $  9,241
      State income taxes, net of
          federal tax benefit                       --       1,519       1,380
      Change in valuation allowance              1,375          --          --
      Other                                         --        (798)       (311)
      Nondeductible amortization                    --          36          36
                                              --------    --------    --------
      Income tax expense                      $     --    $  8,451    $ 10,346
                                              ========    ========    ========

      The components of deferred income tax expense (benefit) in 1997, 1998 and 1999 are as follows (in thousands):



                                                1997        1998        1999
                                              --------    --------    --------
      Amortization                            $     --    $    542    $    982
      Depreciation                                  --        (789)        531
      Net operating loss carryforward           (1,375)         --          --
      Change in valuation allowance              1,375          --          --
      Various accrued liabilities and other         --         669         529
      Bad debts                                     --      (1,044)       (224)
      Start-up costs                                --      (1,535)         (6)
      Cash to accrual adjustments                   --        (725)     (3,645)
                                              --------    --------    --------
      Deferred income tax benefit             $     --    $ (2,882)   $ (1,833)
                                              ========    ========    ========

      The tax effects of temporary differences that give rise to the deferred income taxes at December 31, 1998 and 1999, are presented below (in thousands):


                                                           1998           1999
                                                      -----------    -----------

  Deferred tax assets
     Start-up costs                                   $     1,535    $     1,539
     Various accrued liabilities and other                  3,403            100
     Bad debts                                              1,044          1,268
     Net operating loss carryforward                        1,952          1,952
                                                      -----------    -----------
                                                            7,934          4,859
  Valuation allowance                                      (1,952)        (1,952)
                                                      -----------    -----------
                                                            5,982          2,907
  Deferred tax liabilities
     Cash to accrual adjustments                           (7,937)        (4,293)
     Amortization                                            (542)        (1,524)
     Depreciation                                            (545)        (1,077)
                                                      -----------    -----------
                                                           (9,024)        (6,894)
                                                      -----------    -----------
  Total deferred tax liability                        $    (3,042)   $    (3,987)
                                                      ===========    ===========


      Because of the Company's limited operating history, and possible positions which could be taken by taxing authorities, the Company has fully reserved its estimated net operating loss carryforwards.

8. COMMITMENTS AND CONTINGENCIES:

Leases

      The Company leases office space as well as certain equipment under capital leases and noncancelable operating lease agreements, which expire at various dates through 2011. At December 31, 1999, minimum annual rental commitments under capital leases and noncancelable operating leases with terms in excess of one year are as follows:


Years Ending                                            Capital      Operating
December 31,                                            Leases         Leases
------------                                          -----------    -----------

2000                                                  $     7,201    $    13,983
2001                                                        6,610         12,271
2002                                                        5,315         11,226
2003                                                        3,629          9,266
2004                                                        1,580          6,738
Thereafter                                                     --          7,032
                                                      -----------    -----------
Total minimum lease payments                               24,335    $    60,516
                                                      ===========
Less - Amount representing interest                        (4,095)
                                                      -----------
Present value of minimum capital lease payments            20,240
Less - Current portion of capital lease obligations        (5,484)
                                                      -----------
Capital lease obligations, net of current portion     $    14,756
                                                      ===========


      Noncancelable lease expense was approximately $585,000, $5,619,000 and $8,638,000 in 1997, 1998 and 1999, respectively.

      On December 30, 1999, the Company, through its subsidiaries, entered into a sale-leaseback transaction in which radiology equipment with a net book value of approximately $9,973,000 was sold for $10,000,000 and leased back for five years. The operating lease bears interest at 9.96%, and equal monthly payments begin in July 2000.

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


                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                 Mid-Atlantic    Northeastern     Central          Western
                                   Region(1)      Region(2)       Region(3)       Region(4)        Questar(5)       Total
                                 ------------    ------------    ------------    ------------    ------------    ------------

Service fee revenue              $     81,993    $     56,852    $     24,499    $     27,072    $      9,284    $    199,700
Total operating expenses               54,072          37,717          16,211          18,843           7,173         134,016
                                 ------------    ------------    ------------    ------------    ------------    ------------
Segment contribution                   27,921          19,135           8,288           8,229           2,111          65,684
Contribution margin                        34%             34%             34%             30%             23%             33%
Depreciation and
    amortization expense                7,043           3,078             956           2,098           1,066          14,241
Interest expense                        1,488             944             247             756             715           4,150
Segment profit                         21,171          15,113           8,010           5,374             295          49,963
Segment assets                         56,664          36,087          19,211          18,117          18,830         148,909
Expenditures for
   segment assets                      14,173           2,858           4,008           5,109             831          26,979

                      FOR THE YEAR ENDED DECEMBER 31, 1998


                               Mid-Atlantic    Northeastern      Central        Western
                                 Region(1)      Region(2)        Region(3)      Region(4)         Total
                               ------------    ------------    ------------    ------------    ------------

Service fee revenue            $     66,421    $     43,047    $     18,377    $     21,482    $    149,327
Total operating expenses             45,392          30,543          10,754          14,969         101,658
                               ------------    ------------    ------------    ------------    ------------
Segment contribution                 21,029          12,504           7,623           6,513          47,669
Contribution margin                      32%             29%             41%             30%             32%
Depreciation and
    amortization expense              5,068           2,015             666           2,012           9,761
Interest Expense                        793             748             168             687           2,396
Segment Profit                       16,945           9,741           8,641           3,814          39,141

Segment assets                       44,101          22,470          11,756          12,029          90,356
Expenditures for
   segment assets                     3,457           4,991             284           1,125           9,857



(1)      Includes the Mid-Atlantic Market.

(2)      Includes the Finger Lakes and Hudson Valley Markets.

(3)      Includes the South Texas, Treasure Coast and Northeast Kansas Markets.

(4)      Includes the Bay Area Market.

(5)      Includes 27 imaging centers purchased effective August 1, 1999.



Reconciliation of Profits for the Years Ended
December 31,
                                                               1998            1999
                                                          ------------    ------------
     Segment profit                                       $     39,141    $     49,963
     Unallocated amounts:
         Corporate general and administrative                   (9,597)        (11,192)
         Corporate depreciation and amortization                (2,417)         (4,162)
         Corporate interest expense                             (5,145)         (8,206)
                                                          ------------    ------------
     Income before taxes                                  $     21,982    $     26,403
                                                          ============    ============




Reconciliation of Assets and Expenditures
For the Years Ended December 31,                               1998            1999
                                                          ------------    ------------
Assets:
     Segment amounts                                      $     90,356    $    148,909
     Corporate assets (including intangible assets)             66,283          95,931
                                                          ------------    ------------
     Total assets                                         $    156,639    $    244,840
                                                          ============    ============

Expenditures
     Segment amounts                                      $      9,857    $     26,979
     Corporate expenditures                                      2,794           4,479
                                                          ------------    ------------
     Total expenditures                                   $     12,651    $     31,458
                                                          ============    ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by Items 401 and 405 of Regulation S-K is contained under the caption "Directors and Executive Officers" in the registrant's proxy statement for the 2000 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by Item 402 of Regulation S-K is contained under the caption "Executive Compensation" in the registrant's proxy statement for the 2000 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by Item 403 of Regulation S-K is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's proxy statement for the 2000 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Item 404 of Regulation S-K is contained herein under the caption "Certain Transactions" in the registrant's proxy statement for the 2000 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

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

     2.54 Stock Purchase Agreement effective as of August 1, 1999 by and among American Physician Partners, Inc., Questar Imaging, Inc.
               and the shareholders of Questar Imaging, Inc.********

     3.1       Restated Certificate of Incorporation of American Physician
               Partners, Inc.***

     3.2       Amended and Restated Bylaws of American Physician Partners,
               Inc.***

     3.3       Amendment to Restated Certificate of Incorporation of American
               Physician Partners, Inc.*********

     3.4       Amendment to Restated Bylaws of American Physician Partners,
               Inc.*********

     4.1 Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc.***

     4.2       Form of Convertible Promissory Note of American Physician
               Partners, Inc.**

     4.3 Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital Partners
               SBIC, L.P.********

     4.4       Convertible Junior Subordinated Promisory Note dated August 1,
               1999 issued to BT Capital Partners SBIC, L.P.********

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

     21.1      Subsidiaries*

     23.1      Consent of Arthur Andersen*

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

*********  Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-Q filed on August 16, 1999.

********** Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 8-K filed on September 24, 1999.


      (b) Financial Statement Schedules.

      Schedules are omitted because they are not applicable, or the information is included in the financial statements or the notes thereto.

      (c)  Reports on Form 8-K.

                                 SIGNATURE PAGE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Radiologix, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 29, 2000.

                                        RADIOLOGIX, INC.


                                   By:  /s/ Mark L. Wagar
                                        ----------------------------------------
                                        Mark  L. Wagar
                                        Chairman of the Board
                                        and Chief Executive Officer

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



SIGNATURE                                TITLE                                      DATE
---------                                -----                                      ----

/s/ Mark L. Wagar                        Chairman of the Board of Directors and     March 29, 2000
-------------------------------          Chief Executive Officer (Principal
 Mark L. Wagar                           Executive Officer)


/s/ David W. Young                       Vice President of Finance, Treasurer and   March 29, 2000
-------------------------------          Controller (Principal Accounting Officer)
 David W. Young

/s/ John Pappajohn                       Director                                   March 29, 2000
-------------------------------
 John Pappajohn

/s/ Derace L. Schaffer, M.D.             Director                                   March 29, 2000
-------------------------------
 Derace L. Schaffer, M.D.

/s/ Michael L. Sherman, M.D.             Director                                   March 29, 2000
---------------------------------
 Michael L. Sherman, M.D.


/s/ John W. Colloton                     Director                                   March 29, 2000
--------------------------------------
 John W. Colloton

/s/ Less T. Chafen, M.D.                 Director                                   March 29, 2000
------------------------------------
 Less T. Chafen, M.D

Schedule II

                                 Radiologix, Inc
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 1997, 1998 and 1999
                             (dollars in thousands)


                                            Balance at                                          Balance at
                                            Beginning                                             End of
Description                                 of Period     Provision      Other      Writeoffs     Period
-----------                                 ---------     ----------   ----------   ----------   ----------


ALLOWANCES FOR BAD DEBT

For the Year Ended December 31, 1997         $       --   $      862   $   15,647   $       69   $   16,440

For the Year Ended December 31, 1998             16,440       13,723          977       12,768       18,372


For the Year Ended December 31, 1999             18,372       18,838          637       10,871       26,976




Amounts in "Other" category represent
allowance from new affiliations.

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

     2.54 Stock Purchase Agreement effective as of August 1, 1999 by and among American Physician Partners, Inc., Questar Imaging, Inc.
               and the shareholders of Questar Imaging, Inc.********

     3.1       Restated Certificate of Incorporation of American Physician
               Partners, Inc.***

     3.2       Amended and Restated Bylaws of American Physician Partners,
               Inc.***

     3.3       Amendment to Restated Certificate of Incorporation of American
               Physician Partners, Inc.*********

     3.4       Amendment to Restated Bylaws of American Physician Partners,
               Inc.*********

     4.1 Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc.***

     4.2       Form of Convertible Promissory Note of American Physician
               Partners, Inc.**

     4.3 Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital Partners
               SBIC, L.P.********

     4.4       Convertible Junior Subordinated Promisory Note dated August 1,
               1999 issued to BT Capital Partners SBIC, L.P.********

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

     21.1      Subsidiaries*

     23.1      Consent of Arthur Andersen*

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

*********  Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-Q filed on August 16, 1999.

********** Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 8-K filed on September 24, 1999.


      (b) Financial Statement Schedules.

      Schedules are omitted because they are not applicable, or the information is included in the financial statements or the notes thereto.

      (c)  Reports on Form 8-K.