Form 10-Q
period 2000-03-31
RADIOLOGIX INC
filed 2000-05-15
CIK 1031329

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


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM_____________________________________

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

                                Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at May 12, 2000
             -----                                 ---------------------------
COMMON STOCK, $0.0001 PAR VALUE                              19,505,978 SHARES


================================================================================

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX

FORM 10-Q ITEM                                                                                             PAGE
--------------                                                                                             ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999 .....    1

                Consolidated Statements of Income (Unaudited) for the three months
                ended March 31, 2000 and 1999 ..........................................................    2

                Consolidated Statements of Cash Flows (Unaudited) for the three months
                ended March 31, 2000 and 1999 ..........................................................    3

                Notes to Consolidated Financial Statements .............................................    4

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...    7

        Item 3. Quantitative and Qualitative Disclosures About Market Risk .............................   10

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings ......................................................................   11

        Item 2. Changes in Securities and Use of Proceeds ..............................................   11

        Item 3. Defaults Upon Senior Securities ........................................................   11

        Item 4. Submission of Matters to a Vote of Security Holders ....................................   11

        Item 5. Other Information ......................................................................   11

        Item 6. Exhibits and Reports on Form 8-K .......................................................   11

SIGNATURES .............................................................................................   12

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                      MARCH 31,      DECEMBER 31,
                                                                        2000              1999
                                                                    -------------    -------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ..................................   $       8,021    $       4,302
     Accounts receivable, net of allowances .....................          69,571           61,762
     Due from affiliates ........................................          10,584            9,671
     Other current assets .......................................           9,717            9,812
                                                                    -------------    -------------
            Total current assets ................................          97,893           85,547
PROPERTY AND EQUIPMENT, net of accumulated depreciation .........          61,462           60,405
INVESTMENTS IN JOINT VENTURES ...................................           6,675            6,369
INTANGIBLE ASSETS, net ..........................................          92,303           86,443
DEFERRED FINANCING COSTS, net ...................................           3,898            3,942
OTHER ASSETS ....................................................           2,141            2,134
                                                                    -------------    -------------
            Total assets ........................................   $     264,372    $     244,840
                                                                    =============    =============

                       LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses ......................   $      18,405    $      16,902
     Accrued physician retention ................................           9,653            8,642
     Accrued salaries and benefits ..............................           4,005            4,985
     Current portion of long-term debt ..........................          33,427           22,608
     Current portion of capital lease obligations ...............           5,787            5,484
     Deferred income taxes ......................................           1,651            1,651
     Other current liabilities ..................................             135               94
                                                                    -------------    -------------
            Total current liabilities ...........................          73,063           60,366
DEFERRED INCOME TAXES ...........................................           2,336            2,336
LONG-TERM DEBT, net of current portion ..........................         144,836          141,992
CAPITAL LEASE OBLIGATIONS, net of current portion ...............          15,028           14,756
OTHER LIABILITIES ...............................................             143              717
                                                                    -------------    -------------
            Total liabilities ...................................         235,406          220,167

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .................           1,465            1,250

STOCKHOLDERS' EQUITY:
     Common stock ...............................................               2                2
     Additional paid-in capital .................................            (582)            (590)
     Retained earnings ..........................................          28,081           24,011
                                                                    -------------    -------------
            Total stockholders' equity ..........................          27,501           23,423
                                                                    -------------    -------------
            Total liabilities and stockholders' equity ..........   $     264,372    $     244,840
                                                                    =============    =============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                            2000                  1999
                                                          -------------    -------------
                                                                   (UNAUDITED)
SERVICE FEE REVENUES ..................................   $      59,251    $      43,232

COSTS AND EXPENSES:
    Salaries and benefits .............................          15,418           11,843
    Field supplies ....................................           3,160            2,480
    Field rent and lease expense ......................           7,071            3,823
    Other field expenses ..............................           9,837            6,672
    Bad debt expense ..................................           5,388            4,037
    Corporate general and administrative ..............           2,606            2,629
    Depreciation and amortization .....................           5,363            3,612
                                                          -------------    -------------
             Total costs and expenses .................          48,843           35,096
                                                          -------------    -------------

OPERATING INCOME ......................................          10,408            8,136

OTHER EXPENSES:
    Interest expense, net .............................           4,244            2,340
                                                          -------------    -------------
             Total other expenses .....................           4,244            2,340
                                                          -------------    -------------

INCOME BEFORE TAXES, MINORITY
INTERESTS IN CONSOLIDATED SUBSIDIARIES
AND EQUITY IN EARNINGS OF INVESTMENTS .................           6,164            5,796

EQUITY IN EARNINGS OF INVESTMENTS .....................             903              673

MINORITY INTERESTS IN INCOME OF
CONSOLIDATED SUBSIDIARIES .............................            (282)            (204)
                                                          -------------    -------------

INCOME BEFORE TAXES ...................................           6,785            6,265

INCOME TAX EXPENSE ....................................          (2,714)          (2,381)
                                                          -------------    -------------

NET INCOME ............................................   $       4,071    $       3,884
                                                          =============    =============

NET INCOME PER COMMON SHARE
    Basic .............................................   $        0.21    $        0.20
    Diluted ...........................................   $        0.20    $        0.20

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic .............................................      19,463,164       19,294,638
    Diluted ...........................................      22,084,280       19,730,139

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                  2000             1999
                                                                              -------------    -------------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income .........................................................   $       4,071    $       3,884
       Adjustments to reconcile net income to net cash
              provided by operating activities--
              Minority interests ..........................................             282              204
              Depreciation and amortization ...............................           5,363            3,612
              Equity in earnings of investments ...........................            (903)            (673)
              Changes in assets and liabilities
                     Accounts receivable, net .............................          (7,809)          (3,534)
                     Other receivables and other current assets ...........            (819)            (194)
                     Other assets .........................................              (7)            (177)
                     Accounts payable and accrued expenses ................           2,555              (90)
                     Accrued salaries and benefits ........................            (980)             738
                     Other liabilities ....................................            (575)             633
                                                                              -------------    -------------
                           Net cash provided by operating activities ......           1,178            4,403
                                                                              -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment ................................          (3,309)          (6,061)
       Cash paid for acquisitions .........................................          (7,020)          (4,461)
       Contributions to joint ventures ....................................             (42)             (50)
       Distributions from joint ventures ..................................             572               91
                                                                              -------------    -------------
                           Net cash used in investing activities ..........          (9,799)         (10,481)
                                                                              -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long-term debt ...........................          14,000            4,477
       Payments on capital leases .........................................          (1,669)            (465)
       Other ..............................................................               9               --
                                                                              -------------    -------------
                           Net cash provided by financing activities ......          12,340            4,012
                                                                              -------------    -------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS ......................................................           3,719           (2,066)

CASH AND CASH EQUIVALENTS, beginning of period ............................           4,302            6,485
                                                                              -------------    -------------

CASH AND CASH EQUIVALENTS, end of period ..................................   $       8,021    $       4,419
                                                                              =============    =============

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The accompanying consolidated unaudited financial statements have been prepared by Radiologix, Inc., a Delaware corporation (together with its subsidiaries, "Radiologix" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in Radiologix's Form 10-K filed with the SEC on March 29, 2000.

1. DESCRIPTION OF BUSINESS:

         Radiologix, Inc. is a leading provider of radiology services in the United States through its ownership and operation of technologically advanced, multi-modality outpatient diagnostic imaging centers. As of March 31, 2000, the Company operates 118 imaging centers located in 18 states and the District of Columbia. The Company's full-service imaging centers typically offer such imaging modalities as x-ray, magnetic resonance imaging ("MRI"), computed tomography ("CT"), mammography, ultrasound, nuclear medicine and positron emission tomography ("PET"), as well as general radiography and fluoroscopy. The diagnostic images which result from these procedures and the radiology reports based on the images enable ordering physicians to diagnose and manage diseases and injuries more accurately and effectively than would be possible without such clinical information. Ordering physicians rely extensively on this type of diagnostic information in making health care treatment decisions. Radiologix's imaging centers have concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington D.C.

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

         The Company's service fee revenue is dependent upon the operating results of the radiology practices. Where state law allows, service fees due under the service agreements for the radiology practices are derived from two distinct revenue streams: (1) a negotiated percentage (typically 20% to 30%) of the adjusted professional revenues as defined in the service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which is equal to the fair market value of the services provided under the service agreements and which is renegotiated each year to equal the fair market value of the services provided under the service agreements. The flat fee structure results in the Company receiving substantially the same amount of service fee as it would have received under its negotiated percentage fee structure. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the radiology practices' revenue. Questar revenues are primarily derived from technical revenues generated from those imaging centers.

         Service fee revenue consists of the following (in thousands):

                                                       For the Three Months Ended March 31,
                                                                2000            1999
                                                           -------------   -------------
Professional component .................................   $      13,752   $      12,863
Technical component ....................................          45,499          30,369
                                                           -------------   -------------
                                                           $      59,251   $      43,232
                                                           =============   =============

3. EARNINGS PER SHARE:

         The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible note using the "if converted" method. For the quarter ended March 31, 2000, under the "if converted" method, approximately $251,000 of tax-effected interest savings and 2,318,841 weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively. For the quarters ended March 31, 1999 and 2000, 435,502 and 302,278 shares, respectively, related to stock options were included in diluted EPS.


4. SEGMENT REPORTING:

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

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                 Mid-Atlantic     Northeastern         Central         Western
                                  Region (1)        Region (2)       Region (3)       Region (4)       Questar(5)         Total
                                 -------------    -------------    -------------    -------------    -------------    -------------
Service fee revenue              $      23,053    $      15,095    $       6,958    $       7,461    $       6,684    $      59,251
Total operating expenses                15,515           10,689            4,341            5,284            5,045           40,874
                                 -------------    -------------    -------------    -------------    -------------    -------------
Segment contribution                     7,538            4,406            2,617            2,177            1,639           18,377
Contribution margin                         33%              29%              38%              29%              25%              31%
Depreciation and
    amortization expense                 1,714              774              318              617              667            4,090
Interest expense                           349              202               93              180              402            1,226
Segment profit                           5,852            3,429            2,516            1,379              505           13,681
Segment assets                          58,719           41,165           20,911           18,377           24,070          163,242
Expenditures for
   segment assets                        1,632              785              231              228              133            3,009

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                 Mid-Atlantic     Northeastern       Central           Western
                                  Region (1)       Region (2)        Region (3)        Region (4)          Total
                                 -------------    -------------    -------------     -------------     -------------
Service fee revenue ..........   $      17,884    $      13,650    $       5,500     $       6,199     $      43,232
Total operating expenses .....          12,190            9,130            3,296             4,241            28,856
                                 -------------    -------------    -------------     -------------     -------------
Segment contribution .........           5,694            4,520            2,204             1,958            14,376
Contribution margin ..........              32%              33%              40%               32%               33%
Depreciation and
    amortization expense .....           1,392              704              190               431             2,717
Interest expense .............             162              234               30               180               606
Segment profit ...............           4,440            3,582            2,154             1,347            11,523

Segment assets ...............          17,969           23,168           (2,290)           (3,681)           35,166
Expenditures for
   segment assets ............           3,077            1,052              819               766             5,714


(1)  Includes the Mid-Atlantic Market.

(2)  Includes the Finger Lakes and Hudson Valley Markets.

(3)  Includes the South Texas, Treasure Coast and Northeast Kansas Markets.

(4)  Includes the Bay Area Market.

(5)  Includes 33 imaging centers as of March 31, 2000.

Reconciliation of profits                                                2000            1999
                                                                    -------------    -------------
         Segment profit .........................................   $      13,681    $      11,523
         Unallocated amounts:
                  Corporate general and administrative ..........          (2,606)          (2,629)
                  Corporate depreciation and amortization .......          (1,273)            (895)
                  Corporate interest expense ....................          (3,017)          (1,734)
                                                                    -------------    -------------
         Income before taxes ....................................   $       6,785    $       6,265
                                                                    =============    =============



Reconciliation of assets and expenditures .......................            2000             1999
                                                                    -------------    -------------
Assets:
         Segment amounts ........................................   $     163,242    $      35,166
         Corporate assets (including intangible assets) .........         101,130          132,390
                                                                    -------------    -------------
         Total assets ...........................................   $     264,372    $     167,556
                                                                    =============    =============

Expenditures:
         Segment amounts ........................................   $       3,009    $       5,714
         Corporate expenditures .................................             300              347
                                                                    -------------    -------------
         Total expenditures .....................................   $       3,309    $       6,061
                                                                    =============    =============


5. SUBSEQUENT EVENT:

         On April 5, 2000, the Company announced that it had received a commitment letter from Credit Suisse First Boston for a $275 million credit facility. This facility would replace the Company's current credit facility. The transaction is expected to close in late June and is subject to normal due diligence, the approval of definitive agreements by both parties and the satisfaction of other customary conditions.

         Also, in connection with the notification by NASDAQ previously discussed in the Company's 1999 Form 10-K, the Company's common stock began trading on the American Stock Exchange (Amex) on May 10, 2000, under the symbol "RGX".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999, and with the consolidated financial statements included in this Form 10-Q.

OVERVIEW

         The Company is a leading provider of radiology services in the United States through its (i) ownership and operation of technologically advanced, multi-modality diagnostic imaging centers and (ii) provision of administrative, management and information services to certain radiology business partners. The Company derives the majority of its service fee revenue from providing the technical component of radiology services performed at the Company's free-standing imaging facilities and pursuant to the Company's outsourced hospital relationships. In addition, the Company also derives service fee revenue from providing management services to radiology practices pursuant to long-term service agreements.

         Radiologix's 118 owned or operated imaging centers are located in 18 states and the District of Columbia, with concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington D.C.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2000

Service Fee Revenue

         Service fee revenue increased $16,019,000 or 37.1% in the first quarter of 2000 to $59,251,000 from $43,232,000 in the first quarter of 1999. Of the increase from 1999 to 2000, $8,147,000 resulted from increased business within existing facilities (19.1% same store increase), $6,587,000 resulted from practices acquired and developed in 1999, and $1,285,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000.

Salaries and Benefits

         Salaries and benefits increased $3,575,000 or 30.2% in the first quarter of 2000 to $15,418,000 from $11,843,000 in the first quarter of 1999. Of the increase from 1999 to 2000, $1,938,000 resulted from existing facilities, $1,315,000 resulted from practices acquired and developed in 1999, and $322,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 26.0% and 27.4% in 2000 and 1999, respectively.

Field Supplies

         Field supplies increased $680,000 or 27.4% in the first quarter of 2000 to $3,160,000 from $2,480,000 in the first quarter of 1999. Of the increase from 1999 to 2000, $145,000 resulted from existing facilities, $302,000 resulted from practices acquired and developed in 1999, and $233,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 5.3% and 5.7% in 2000 and 1999, respectively.

Field Rent and Lease Expense

         Field rent and lease expense increased $3,248,000 or 85.0% in the first quarter of 2000 to $7,071,000 from $3,823,000 in the first quarter of 1999. Of the increase from 1999 to 2000, $1,525,000 resulted from existing facilities. This increase is partially attributable to several MRI leases in the Northeast region that are based on a per scan basis. As 1999 volume increased, equipment lease expense increased due to per scan payment arrangements associated with these higher-end modalities. An increase of $1,606,000 resulted from practices acquired and developed in 1999, and $117,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. These costs also increased due to the Company's sale-leaseback transaction completed December 30, 1999 (see 1999 Form 10-K). As a percentage of service fee revenue, these costs were 11.9% and 8.8% in 2000 and 1999, respectively.

Other Field Expenses

            Other field expenses increased $3,165,000 or 47.4% in the first quarter of 2000 to $9,837,000 from $6,672,000 in the first quarter of 1999. Of the increase from 1999 to 2000, $1,899,000 resulted from existing facilities, $1,170,000 resulted from practices acquired and developed in 1999, and $96,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 16.6% and 15.4% in 2000 and 1999, respectively.

Bad Debt Expense

         Bad debt expense increased $1,351,000 or 33.5% in the first quarter of 2000 to $5,388,000 from $4,037,000 in the first quarter of 1999. This increase is primarily attributable to the increase in revenues. As a percentage of service fee revenue, these costs were 9.1% and 9.3% in 2000 and 1999, respectively.

Corporate General and Administrative

         Corporate general and administrative expense decreased $23,000 or 0.9% in the first quarter of 2000 to $2,606,000 from $2,629,000 in the first quarter of 1999. As a percentage of service fee revenue, these costs were 4.4% and 6.1% in 2000 and 1999, respectively.

Depreciation and Amortization

         Depreciation and amortization increased $1,751,000 or 48.5% in the first quarter of 2000 to $5,363,000 from $3,612,000 in the first quarter of 1999. This increase was principally due to amortization of goodwill resulting from the Company's acquisition of additional practices and facilities. In addition, the Company has continued to upgrade its radiology equipment resulting in increased deprecation expense. These increases were partially offset due to the Company's sale-leaseback transaction completed December 30, 1999 (see 1999 Form 10-K). As a percentage of service fee revenue, these costs were 9.1% and 8.4% in 2000 and 1999, respectively.

Interest Expense, net

         Interest expense, net increased $1,904,000 or 81.4% in the first quarter of 2000 to $4,244,000 from $2,340,000 in the first quarter of 1999. As a percentage of service fee revenue, these costs were 7.2% and 5.4% in 2000 and 1999, respectively. The increase as a percentage of service fee revenue is a result of the Company's acquisitions throughout 1999, resulting in higher debt levels.

Income Taxes

         The Company's effective tax rate for the first quarter of 2000 was 40.0%, an increase of 2% from the same period in 1999. This increase is primarily due to the non-deductible amortization of goodwill and a shift in state income taxes based on the Company's recent expansions.

Liquidity and Capital Resources

         At March 31, 2000, the Company had $24,830,000 in working capital, a decrease of $351,000 from December 31, 1999. The Company's principal sources of liquidity consist of (i) cash and cash equivalents aggregating $8,021,000, (ii) net accounts receivable of $69,571,000, and (iii) approximately $3,500,000 in borrowing capacity under the Company's bank credit facility (the "Credit Facility").

         For the three months ended March 31, 2000, $1,178,000 was provided by operations. Cash of $9,799,000 was used in investing activities in the first three months of 2000, $7,020,000 of which was related to certain acquisitions, $3,309,000 related to the purchase of property and equipment and $530,000 net was received from joint ventures.

Cash of $12,340,000 was provided by financing activities in the first three months of 2000, substantially all of which was provided under the Credit Facility.

         For the three months ended March 31, 1999, $4,403,000 was provided by operations. Cash of $10,481,000 was used in investing activities in the first three months of 1999, $4,461,000 of which was related to certain acquisitions, $6,601,000 related to the purchase of property and equipment and $41,000 net was received from joint ventures. Cash of $4,012,000 was provided by financing activities in the first three months of 1999, substantially all of which was provided under the Credit Facility.

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

         The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $160,000,000 or
3.25 times the consolidated EBITDA of the Company, giving pro forma effect to acquisitions made with such borrowings. In accordance with the Credit Facility, the Company's senior debt under all senior credit arrangements could not exceed $207,500,000 at March 31, 2000. As of March 31, 2000, the Company had outstanding borrowings of $156,500,000 under the Credit Facility and an additional $21,763,000. At the Company's option, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 1.5% to 2.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 0.5% to 1.5%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements, which the Company is, or becomes a party to, and a pledge of the stock of the Company's subsidiaries. At March 31, 2000, the Company is in compliance with the Credit Facility's restrictive covenants.

         On July 30, 1999, the Company entered into a $20,000,000 convertible junior subordinated note (the "Note") in connection with the Securities Purchase Agreement for the Questar Imaging, Inc. acquisition, effective August 1, 1999. The Note matures July 31, 2009 and bears interest, payable quarterly in cash or payment in kind securities, at 8.0%. The principal of the Note is convertible into the Company's common stock at the price of $8.625 per share. If by the second anniversary date of the Note the closing price of the Company's common stock has not averaged $8.625 for forty five of the sixty day determination period (the "Market Price Event"), the base conversion price will be reset at 87.19% of the initial conversion price. If by the third or fourth anniversary date of the Note the Market Price Event has not occurred, the interest rate will be increased to 8.25% and 8.5%, respectively.

         The Securities Purchase Agreement includes certain restrictive covenants including prohibitions on the payment of dividends, the reservation of unissued common stock pending conversion or exercise of the Note, and the maintenance of certain financial ratios (including maximum interest coverage and leverage ratios, as defined). At March 31, 2000, the Company is in compliance with the Note's restrictive covenants.

         On April 5, 2000, the Company announced that it had received a commitment letter from Credit Suisse First Boston for a $275 million credit facility. This facility would replace the Credit Facility. The transaction is expected to close in late June and is subject to normal due diligence, approval of definitive agreements by both parties and the satisfaction of other customary conditions. Management believes the completion of this transaction will provide the Company with the capital necessary to facilitate its growth strategy for 2000 and beyond and to meet its liquidity needs for the foreseeable future.

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

            There can be no assurance that the Company will not be named as a defendant in lawsuits for matters arising out of events that occurred prior to the acquisition of the related radiology practices or other acquisitions. Each practice or the seller, as applicable, has retained responsibility for, and /or agreed to indemnify the Company in full against, certain liabilities associated with these lawsuits. In the event the Company is named as a party in any of these lawsuits, or a monetary judgment is entered against the Company and indemnification is unavailable for any reason, the Company's business, financial condition and results of operations could be materially adversely affected.

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


                                          RADIOLOGIX, INC.


Date: May 15, 2000                        /s/ MARK L. WAGAR
                                          --------------------------------
                                          Mark L. Wagar
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)




Date: May 15, 2000                         /s/ DAVID W. YOUNG
                                          --------------------------------
                                          David W. Young
                                          Vice President of Finance,
                                          Treasurer and Controller
                                          (Principal Accounting Officer)

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

         10.45         First Amendment to Employment Agreement between American
                       Physician Partners, Inc. and Mark S. Martin *******

         10.46         First Amendment to Employment Agreement between American
                       Physician Partners, Inc. and Sami S. Abbasi *******

         10.47         First Amendment to Employment Agreement between American
                       Physician Partners, Inc. and Paul M. Jolas *******

         10.48         Amendment No. 1 to American Physician Partners, Inc. 1996
                       Stock Option Plan ********

         10.49         Amendment No. 2 of Employment Agreement between
                       Radiologix, Inc. and Mark S. Martin*

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

--------------------
         *             Filed herewith.

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