Form 10-Q
period 2000-06-30
RADIOLOGIX INC
filed 2000-08-14
CIK 1031329

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


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2000

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

                                Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at August 12, 2000
                 -----                     ------------------------------

      COMMON STOCK, $0.0001 PAR VALUE           19,505,978 SHARES



================================================================================

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX

FORM 10-Q ITEM                                                                                                 PAGE
--------------                                                                                                 ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999...........   1

                  Consolidated Statements of Income (Unaudited) for the three and six months
                  ended June 30, 2000 and 1999................................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the three and six months
                  ended June 30, 2000 and 1999................................................................   3

                  Notes to Consolidated Financial Statements..................................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  12

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................   13

         Item 2.  Changes in Securities and Use of Proceeds...................................................  13

         Item 3.  Defaults Upon Senior Securities.............................................................  13

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  13

         Item 5.  Other Information ..........................................................................  14

         Item 6.  Exhibits and Reports on Form 8-K............................................................  14

SIGNATURES....................................................................................................  15

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                  JUNE 30,      DECEMBER 31,
                                                                                   2000             1999
                                                                                 ---------      ------------
                                                                                (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..............................................      $   5,333       $   4,302
   Accounts receivable, net of allowances .................................         73,231          61,762
   Due from affiliates ....................................................          7,936           9,671
   Other current assets ...................................................         10,086           9,812
                                                                                 ---------       ---------
      Total current assets ................................................         96,586          85,547
PROPERTY AND EQUIPMENT, net of accumulated depreciation ...................         61,547          60,405
INVESTMENTS IN JOINT VENTURES .............................................          6,873           6,369
INTANGIBLE ASSETS, net ....................................................         93,165          86,443
DEFERRED FINANCING COSTS, net .............................................          3,732           3,942
OTHER ASSETS ..............................................................          6,456           2,134
                                                                                 ---------       ---------
      Total assets ........................................................      $ 268,359       $ 244,840
                                                                                 =========       =========

                       LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ..................................      $  21,689       $  16,902
   Accrued physician retention ............................................          9,955           8,642
   Accrued salaries and benefits ..........................................          5,361           4,985
   Current portion of long-term debt ......................................         43,873          22,608
   Current portion of capital lease obligations ...........................          6,091           5,484
   Deferred income taxes ..................................................          1,651           1,651
   Other current liabilities ..............................................            131              94
                                                                                 ---------       ---------
      Total current liabilities ...........................................         88,751          60,366
DEFERRED INCOME TAXES .....................................................          2,336           2,336
LONG-TERM DEBT, net of current portion ....................................        130,548         141,992
CAPITAL LEASE OBLIGATIONS, net of current portion .........................         13,840          14,756
OTHER LIABILITIES .........................................................            117             717
                                                                                 ---------       ---------
      Total liabilities ...................................................        235,592         220,167

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ...........................            878           1,250

STOCKHOLDERS' EQUITY:
   Common stock ...........................................................              2               2
   Additional paid-in capital .............................................           (579)           (590)
   Retained earnings ......................................................         32,466          24,011
                                                                                 ---------       ---------
      Total stockholders' equity ..........................................         31,889          23,423
                                                                                 ---------       ---------
      Total liabilities and stockholders' equity ..........................      $ 268,359       $ 244,840
                                                                                 =========       =========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,             ENDED JUNE 30,
                                                                       2000        1999         2000         1999
                                                                   ----------   ---------    ----------   -------
                                                                                       (UNAUDITED)

       SERVICE FEE REVENUES ...........................      $  61,783       $  47,188       $ 121,030       $  90,420

       COSTS AND EXPENSES:
         Salaries and benefits ........................         16,011          12,780          31,429          24,623
         Field supplies ...............................          3,418           2,838           6,578           5,319
         Field rent and lease expenses ................          7,596           3,738          14,667           7,561
         Other field expenses .........................         10,321           7,646          20,158          14,318
         Bad debt expense .............................          5,253           4,437          10,637           8,474
         Corporate general and administrative .........          2,944           2,664           5,550           5,293
         Depreciation and amortization ................          5,544           4,244          10,908           7,856
         Interest expense, net ........................          4,275           2,574           8,518           4,913
                                                             ---------       ---------       ---------       ---------

       INCOME BEFORE TAXES, MINORITY
       INTERESTS IN CONSOLIDATED SUBSIDIARIES
       AND EQUITY IN EARNINGS OF INVESTMENTS ..........          6,421           6,267          12,585          12,063

       EQUITY IN EARNINGS OF INVESTMENTS ..............          1,115             883           2,018           1,556

       MINORITY INTERESTS IN INCOME OF
       CONSOLIDATED SUBSIDIARIES ......................           (228)           (230)           (510)           (435)
                                                             ---------       ---------       ---------       ---------

       INCOME BEFORE TAXES ............................          7,308           6,920          14,093          13,184

       INCOME TAX EXPENSE .............................          2,923           2,632           5,637           5,012
                                                             ---------       ---------       ---------       ---------

       NET INCOME .....................................      $   4,385       $   4,288       $   8,456       $   8,172
                                                             =========       =========       =========       =========

       NET INCOME PER COMMON SHARE
         Basic ........................................      $    0.22       $    0.22       $    0.43       $    0.42
         Diluted ......................................      $    0.21       $    0.22       $    0.41       $    0.41

       WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic ........................................         19,502          19,297          19,483          19,296
         Diluted ......................................         22,067          19,738          22,076          19,734

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,               ENDED JUNE 30,
                                                                         2000           1999           2000          1999
                                                                       --------       --------       --------       --------
                                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................      $  4,385       $  4,288       $  8,456       $  8,172
   Minority interests ...........................................           228            230            510            435
   Depreciation and amortization ................................         5,544          4,244         10,908          7,856
   Equity in earnings of investments ............................        (1,115)          (883)        (2,018)        (1,556)
   Accounts receivable, net .....................................        (3,660)        (8,106)       (11,469)       (11,640)
   Net change in other assets ...................................        (2,036)         1,963         (2,863)         1,592
   Net change in accounts payable and accrued liabilities .......         4,912         (3,977)         5,912         (2,697)
                                                                       --------       --------       --------       --------
             Net cash provided by (used in)
             operating activities ...............................         8,258         (2,241)         9,436          2,162
                                                                       --------       --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ..........................        (4,370)       (11,718)        (7,678)       (17,779)
   Cash paid for acquisitions ...................................        (1,890)        (2,129)        (8,910)        (6,590)
   Contributions to joint ventures ..............................          (584)           (65)          (626)          (115)
   Distributions from joint ventures ............................           686            443          1,258            534
                                                                       --------       --------       --------       --------
             Net cash used in investing activities ..............        (6,158)       (13,469)       (15,956)       (23,950)
                                                                       --------       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt, net ..........................................        (3,566)        15,237         10,434         19,714
   Payments on capital leases ...................................        (1,226)          (655)        (2,895)        (1,120)
   Other ........................................................             4           --               12           --
                                                                       --------       --------       --------       --------
             Net cash provided by (used in)
             financing activities ...............................        (4,788)        14,582          7,551         18,594
                                                                       --------       --------       --------       --------

NET INCREASE(DECREASE) IN CASH
AND CASH EQUIVALENTS ............................................        (2,688)        (1,128)         1,031         (3,194)

CASH AND CASH EQUIVALENTS, beginning of period ..................         8,021          4,419          4,302          6,485
                                                                       --------       --------       --------       --------

CASH AND CASH EQUIVALENTS, end of period ........................      $  5,333       $  3,291       $  5,333       $  3,291
                                                                       ========       ========       ========       ========

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL:

         Radiologix, Inc. (together with its subsidiaries, "Radiologix" or the "Company"), a Delaware corporation, is the leading provider of radiology services in the United States through its ownership and operation of technologically advanced, multi-modality outpatient diagnostic imaging centers. As of June 30, 2000, the Company operates 124 imaging centers located in 18 states and the District of Columbia. The Company's full-service imaging centers typically offer such imaging modalities as x-ray, magnetic resonance imaging ("MRI"), computed tomography ("CT"), mammography, ultrasound, nuclear medicine and positron emission tomography ("PET"), as well as general radiography and fluoroscopy. The diagnostic images which result from these procedures and the radiology reports based on the images enable ordering physicians to diagnose and manage diseases and injuries more accurately and effectively than would be possible without such clinical information. Ordering physicians rely extensively on this type of diagnostic information in making health care treatment decisions. Radiologix's imaging centers have concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington D.C.

         The accompanying consolidated unaudited financial statements have been prepared by Radiologix pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in Radiologix's Form 10-K filed with the SEC on March 29, 2000.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Service Fee Revenue

      Service fee revenue represents radiology practices' revenue less amounts retained by radiology practices. The amounts retained by radiology practices represents amounts paid to the physicians pursuant to the service agreements between the Company and the radiology practices. Under the service agreements, the Company provides each physician practice with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group. The Company assists in negotiating managed care contracts for the radiology practices.

      The Company derives the majority of its service fee revenue from providing the technical component of radiology services performed at the Company's free-standing imaging facilities and pursuant to the Company's outsourced hospital relationships. In addition, the Company also derives service fee revenue from providing management services to radiology practices pursuant to long-term service agreements. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which is equal to the fair market value of the services provided under the service agreements and which is renegotiated each year to equal the fair market value of the services provided under the service agreements. The flat fee structure results in the Company receiving substantially the same amount of service fee as it would have received under its negotiated percentage fee structure. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the radiology practices' revenue. Questar currently offers magnetic resonance imaging (MRI) and other diagnostic imaging services at 37 centers in 15 states, and primarily derives its revenues from technical revenues generated from those imaging centers.

      Service fee revenue consists of the following (in thousands):

                                             For the Three Months Ended   For the Six Months Ended
                                                      June 30,                    June 30,
                                                 2000          1999          2000         1999
                                               --------      --------      --------      --------

      Professional component ............      $ 13,873      $ 11,982      $ 27,624      $ 24,844
      Technical component ...............        47,910        35,206        93,406        65,576
                                               --------      --------      --------      --------
                                               $ 61,783      $ 47,188      $121,030      $ 90,420
                                               ========      ========      ========      ========

3.   EARNINGS PER SHARE:

      The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible note using the "if converted" method. The following table sets for the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                               For the Three Months Ended   For the Six Months Ended
                                                                          June 30,                  June 30,
                                                                     2000         1999         2000         1999
                                                                   -------      -------      -------      -------

      Basic Net Income Per Share:
      Net Income                                                   $ 4,385      $ 4,288      $ 8,456      $ 8,172
                                                                   =======      =======      =======      =======

      Weighted Average Shares Outstanding
                                                                    19,502       19,297       19,483       19,296
                                                                   =======      =======      =======      =======

      Basic Net Income Per Share                                   $  0.22      $  0.22      $  0.43      $  0.42
                                                                   =======      =======      =======      =======

      Diluted Net Income Per Share:
      Net Income                                                   $ 4,385      $ 4,288      $ 8,456      $ 8,172
      Interest on Convertible Debentures                               256            0          507            0
                                                                   -------      -------      -------      -------
      Net Income for Diluted Net Income  Per Share                 $ 4,641      $ 4,288      $ 8,963      $ 8,172
                                                                   =======      =======      =======      =======

      Weighted Average Shares Outstanding                           19,502       19,297       19,483       19,296
      Effect of Dilutive Securities -
        Stock Options and Convertible Debentures                     2,565          441        2,593          438
                                                                   -------      -------      -------      -------
      Shares for  Diluted Net Income Per Share                      22,067       19,738       22,076       19,734
                                                                   =======      =======      =======      =======

      Diluted Net Income Per Share                                 $  0.21      $  0.22      $  0.41      $  0.41
                                                                   =======      =======      =======      =======

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

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate income taxes associated with income to any of the regions. They are managed separately because each segment operates under different contractual arrangements, providing service to a diverse mix of patients and payors.

                                             For the Six Months Ended June 30, 2000
                                                     (Dollars in thousands)
                                 -----------------------------------------------------------------------------------------
                                 Mid-Atlantic   Northeastern      Central        Western
                                  Region (1)     Region (2)      Region (3)     Region (4)    Questar(5)         Total
                                 ------------   ------------     ----------     ----------    ----------       ----------

Service fee revenue                 $ 47,105       $ 30,583       $ 13,967       $ 14,785       $ 14,590       $ 121,030
Total operating expenses              31,009         21,742          8,779         10,666         11,273          83,469
                                    --------       --------       --------       --------       --------       ---------
Segment contribution                $ 16,096       $  8,841       $  5,188       $  4,119       $  3,317       $  37,561
Contribution margin                       34%            29%            37%            28%            23%             31%
Depreciation and
    amortization expense            $  3,421       $  1,578       $    675       $  1,242       $  1,377       $   8,293
Interest expense                    $    739       $    405       $    201       $    352       $    786       $   2,483
Segment profit                      $ 12,693       $  6,859       $  5,125       $  2,524       $  1,092       $  28,293
Segment assets                      $ 54,960       $ 41,231       $ 21,898       $ 18,953       $ 23,775       $ 160,817
Expenditures for
   segment assets                   $  3,740       $  1,752       $    663       $    612       $    523       $   7,290

                                               For the Six Months Ended June 30, 1999
                                                        (Dollars in thousands)
                                 -----------------------------------------------------------------------
                                 Mid-Atlantic    Northeastern     Central       Western
                                  Region (1)      Region (2)     Region (3)    Region (4)        Total
                                 ------------    ------------    ----------    -----------      --------

Service fee revenue                 $ 39,452       $ 27,917       $ 10,781       $ 12,270       $ 90,420
Total operating expenses              26,378         18,731          6,699          8,487         60,295
                                    --------       --------       --------       --------       --------
Segment contribution                $ 13,074       $  9,186       $  4,082       $  3,783       $ 30,125
Contribution margin                       33%            33%            38%            31%            33%
Depreciation and
    amortization expense            $  3,195       $  1,493       $    400       $    921       $  6,009
Interest expense                    $    542       $    486       $     99       $    360       $  1,487
Segment profit                      $ 10,091       $  7,207       $  3,950       $  2,502       $ 23,750
Segment assets                      $ 54,087       $ 30,901       $ 15,715       $ 15,130       $115,833
Expenditures for
   segment assets                   $  8,852       $  1,694       $  1,834       $  2,707       $ 15,087


(1)      Includes the Mid-Atlantic Market.

(2)      Includes the Finger Lakes and Hudson Valley Markets.

(3)      Includes the South Texas, Treasure Coast and Northeast Kansas Markets.

(4)      Includes the Bay Area Market.

(5)      Includes 37 imaging centers as of June 30, 2000.

                                                        For the Six Months Ended
                                                               June 30,
                                                      ---------------------------
                                                         2000             1999
                                                      ----------       ----------

Reconciliation of segment profit to income before taxes:

     Segment profit                                   $   28,293       $   23,750
     Unallocated amounts:
         Corporate general and administrative             (5,550)          (5,293)
         Corporate depreciation and amortization          (2,614)          (1,847)
         Corporate interest expense                       (6,036)          (3,426)
                                                      ----------       ----------
     Income before taxes                              $   14,093       $   13,184
                                                      ==========       ==========


                                                        For the Six Months Ended
                                                               June 30,
                                                      ---------------------------
                                                         2000             1999
                                                      ----------       ----------

Reconciliation of assets and expenditures for segment assets to total assets:

Assets:
     Segment amounts                                  $  160,817       $  115,833
     Corporate assets (including intangible assets)      107,542           68,714
                                                      ----------       ----------
     Total assets                                     $  268,359       $  184,547
                                                      ==========       ==========

Expenditures:
     Segment amounts                                  $    7,290       $   15,087
     Corporate expenditures                                  388            2,692
                                                      ----------       ----------
     Total expenditures                               $    7,678       $   17,779
                                                      ==========       ==========

5.       SUBSEQUENT EVENTS

     On August 14, 2000, the Company and the existing bank group amended the Company's bank credit facility (the "Credit Facility") to delay the existing amortization period by six months. The Credit Facility, as amended, will now begin amortizing effective March 31, 2001.

     In addition to extending the amortization period, the amendment provides the bank group with security in all the Company's and it's wholly owned subsidiaries assets. The amendment also includes additional restrictive covenants including, capital expenses, acquisition review, days sales outstanding maximums and excess cash flow sweeps.

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

      Radiologix's 124 owned or operated imaging centers are located in 18 states and the District of Columbia, with concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington D.C.


RESULTS OF OPERATIONS

- Three Months Ended June 30, 2000

Service Fee Revenue

      Service fee revenue increased $14,595,000 or 30.9% for the three months ended June 30, 2000 to $61,783,000 from $47,188,000 for the three months ended June 30, 1999. Of the increase from 1999 to 2000, $5,287,000 resulted from increased business within existing facilities (12.3% same store increase), $7,906,000 resulted from practices acquired and developed in 1999, and $1,402,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000.

Salaries and Benefits

      Salaries and benefits increased $3,231,000 or 25.3% for the three months ended June 30, 2000 to $16,011,000 from $12,780,000 for the three months ended June 30, 1999. Of the increase from 1999 to 2000, $1,279,000 resulted from existing facilities, $1,667,000 resulted from practices acquired and developed in 1999, and $285,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 25.9% and 27.1% in 2000 and 1999, respectively.

Field Supplies

      Field supplies increased $580,000 or 20.4% for the three months ended June 30, 2000 to $3,418,000 from $2,838,000 for the three months ended June 30, 1999.
Of the increase from 1999 to 2000, $157,000 resulted from existing facilities, $307,000 resulted from practices acquired and developed in 1999, and $116,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 5.5% and 6.0% in 2000 and 1999, respectively.

Field Rent and Lease Expense

      Field rent and lease expense increased $3,858,000 or 103.2% for the three months ended June 30, 2000 to $7,596,000 from $3,738,000 for the three months ended June 30, 1999. Of the increase from 1999 to 2000, $1,577,000 resulted from existing facilities. This increase is partially attributable to several MRI leases in the Northeast region that are based on a per scan basis. As 1999 volume increased, equipment lease expense increased due to per scan payment arrangements associated with these higher-end modalities. An increase of $1,947,000 resulted from practices acquired and developed in 1999, and $334,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. These costs also increased due to the Company's sale-leaseback transaction completed December 30, 1999 as more fully described in the Company's 1999 Form 10-K. As a percentage of service fee revenue, these costs were 12.3% and 7.9% in 2000 and 1999, respectively.

Other Field Expenses

      Other field expenses increased $2,675,000 or 35.0% for the three months ended June 30, 2000 to $10,321,000 from $7,646,000 for the three months ended June 30, 1999. Of the increase from 1999 to 2000, $874,000 resulted from existing facilities, $1,533,000 resulted from practices acquired and developed in 1999, and $268,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 16.7% and 16.2% in 2000 and 1999, respectively.

Bad Debt Expense

      Bad debt expense increased $816,000 or 18.4% for the three months ended June 30, 2000 to $5,253,000 from $4,437,000 for the three months ended June 30, 1999. This increase is primarily attributable to the increase in revenues. As a percentage of service fee revenue, these costs were 8.5% and 9.4% in 2000 and 1999, respectively.

Corporate General and Administrative

      Corporate general and administrative expense increased $280,000 or 10.5% for the three months ended June 30, 2000 to $2,944,000 from $2,664,000 for the three months ended June 30, 1999. As a percentage of service fee revenue, these costs were 4.8% and 5.7% in 2000 and 1999, respectively.

Depreciation and Amortization

      Depreciation and amortization increased $1,300,000 or 30.6% for the three months ended June 30, 2000 to $5,544,000 from $4,244,000 for the three months ended June 30, 1999. This increase was principally due to amortization of goodwill resulting from the Company's acquisition of additional practices and facilities. In addition, the Company has continued to upgrade its radiology equipment resulting in increased depreciation expense. These increases were partially offset by the Company's sale-leaseback transaction completed December 30, 1999 more fully described in the Company's 1999 Form 10-K. As a percentage of service fee revenue, these costs were 9.0% in 2000 and 1999.

Interest Expense, net

      Interest expense, net increased $1,701,000 or 66.1% for the three months ended June 30, 2000 to $4,275,000 from $2,574,000 for the three months ended June 30, 1999. As a percentage of service fee revenue, these costs were 6.9% and 5.5% in 2000 and 1999, respectively. The increase as a percentage of service fee revenue is a result of the Company's acquisitions during 1999, resulting in higher debt levels and the effect of increased interest rates on borrowings.

Income Taxes

      The Company's effective tax rate for the three months ended June 30, 2000 was 40.0%, an increase of 2% for the three months ended June 30, 1999. This increase is primarily due to the non-deductible amortization of goodwill and a shift in state income taxes based on the Company's recent expansions.

- Six Months Ended June 30, 2000

Service Fee Revenue

      Service fee revenue increased $30,610,000 or 33.9% for the six months ended June 30, 2000 to $121,030,000 from $90,420,000 for the six months ended June 30, 1999. Of the increase from 1999 to 2000, $13,433,000 resulted from increased business within existing facilities (15.5% same store increase), $14,491,000 resulted from practices acquired and developed in 1999, and $2,686,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000.

Salaries and Benefits

      Salaries and benefits increased $6,806,000 or 27.6% for the six months ended June 30, 2000 to $31,429,000 from $24,623,000 for the six months ended June 30, 1999. Of the increase from 1999 to 2000, $3,292,000 resulted from existing facilities, $2,982,000 resulted from practices acquired and developed in 1999, and $532,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 26.0% and 27.2% in 2000 and 1999, respectively.

Field Supplies

      Field supplies increased $1,259,000 or 23.7% for the six months ended June 30, 2000 to $6,578,000 from $5,319,000 for the six months ended June 30, 1999.
Of the increase from 1999 to 2000, $373,000 resulted from existing facilities, $609,000 resulted from practices acquired and developed in 1999, and $277,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 5.4% and 5.9% in 2000 and 1999, respectively.

Field Rent and Lease Expense

      Field rent and lease expense increased $7,106,000 or 94.0% for the six months ended June 30, 2000 to $14,667,000 from $7,561,000 for the six months ended June 30,1999. Of the increase from 1999 to 2000, $3,154,000 resulted from existing facilities. This increase is partially attributable to several MRI leases in the Northeast region that are based on a per scan basis. As 1999 volume increased, equipment lease expense increased due to per scan payment arrangements associated with these higher-end modalities. An increase of $3,553,000 resulted from practices acquired and developed in 1999, and $399,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. These costs also increased due to the Company's sale-leaseback transaction completed December 30, 1999, as more fully described in the Company's 1999 Form 10-K. As a percentage of service fee revenue, these costs were 12.1% and 8.4% in 2000 and 1999, respectively.

Other Field Expenses

      Other field expenses increased $5,840,000 or 40.8 % for the six months ended June 30, 2000 to $20,158,000 from $14,318,000 for the six months ended June 30,1999. Of the increase from 1999 to 2000, $2,770,000 resulted from existing facilities, $2,703,000 resulted from practices acquired and developed in 1999, and $367,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 16.7% and 15.8% in 2000 and 1999, respectively.

Bad Debt Expense

      Bad debt expense increased $2,163,000 or 25.5% for the six months ended June 30, 2000 to $10,637,000 from $8,474,000 for the six months ended June 30, 1999. This increase is primarily attributable to the increase in revenues. As a percentage of service fee revenue, these costs were 8.8% and 9.4% in 2000 and 1999, respectively.

Corporate General and Administrative

      Corporate general and administrative expense increased $257,000 or 4.9% for the six months ended June 30, 2000 to $5,550,000 from $5,293,000 for the six months ended June 30, 1999. As a percentage of service fee revenue, these costs were 4.6% and 5.9% in 2000 and 1999, respectively.

Depreciation and Amortization

      Depreciation and amortization increased $3,052,000 or 38.9% for the six months ended June 30, 2000 to $10,908,000 from $7,856,000 for the six months ended June 30 1999. This increase was principally due to amortization of goodwill resulting from the Company's acquisition of additional practices and facilities. In addition, the Company has continued to upgrade its radiology equipment resulting in increased depreciation expense. These increases were partially offset by the Company's sale-leaseback transaction completed December 30, 1999, as more fully described in the Company's 1999 Form 10-K. As a percentage of service fee revenue, these costs were 9.0% and 8.7% in 2000 and 1999, respectively.

Interest Expense, net

      Interest expense, net increased $3,605,000 or 73.4% for the six months ended June 30, 2000 to $8,518,000 from $4,913,000 for the six months ended June 30, 1999. As a percentage of service fee revenue, these costs were 7.0% and 5.4% in 2000 and 1999, respectively. The increase as a percentage of service fee revenue is a result of the Company's acquisitions during 1999, resulting in higher debt levels and the effect of increased interest rates on borrowings.

Income Taxes

      The Company's effective tax rate for the six months ended June 30, 2000 was 40.0%, an increase of 2% from the same period in 1999. This increase is primarily due to the non-deductible amortization of goodwill and a shift in state income taxes based on the Company's recent expansions.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2000, the Company had $7,835,000 in working capital, a decrease of $17,346,000 from December 31, 1999. The Company's principal sources of liquidity consist of (i) cash and cash equivalents aggregating $5,333,000,
(ii) net accounts receivable of $73,231,000, and (iii) approximately $7,000,000 in borrowing capacity under the Company's bank credit facility (the "Credit Facility").

      For the six months ended June 30, 2000, cash of $9,436,000 was provided by operations. Cash of $15,956,000 was used in investing activities for the six months ended June 30, 2000. The Company invested $8,910,000 for acquisitions, and $7,678,000 for the purchase of property and equipment. Cash of $7,551,000 was provided by financing activities for the six months ended June 30, 2000. The Company had additional borrowings of $15,000,000 and repaid $4,566,000 for the six months ended June 30, 2000.

      On November 26, 1997, the Company entered into the Credit Facility. The Credit Facility was amended May 19, 1998. The loan agreement provides for revolving loans of up to $160,000,000 to be used by the Company for acquisitions and general working capital needs. The Company may borrow, repay and reborrow amounts during the first three years of the Credit Facility. Amounts outstanding under the Credit Facility at the end of the three years are required to be repaid in quarterly installments of varying amounts commencing September 30, 2000.

      The Credit Facility expires and all loans thereunder mature on the sixth anniversary of the closing date of the Credit Facility. Borrowings under the Credit Facility at any time may not exceed the lesser of $160,000,000 or 3.10 times the consolidated EBITDA of the Company, giving pro forma effect to acquisitions made with such borrowings. In accordance with the Credit Facility, the Company's senior debt under all senior credit arrangements could not exceed $207,500,000 at June 30, 2000. As of June 30, 2000, the Company had outstanding borrowings of $153,000,000 under the Credit Facility and an additional $41,352,000 under other debt instruments and capital leases. At the Company's option, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 1.5% to 2.5% dependent on certain financial ratios or
(ii) the prime rate, plus an applicable margin which can vary from 0.5% to 1.5%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The Credit Facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum debt-service coverage and maximum debt-to-EBITDA coverage, as defined). Borrowings under the Credit Facility are secured by all service agreements, which the Company is, or becomes a party to, and a pledge of the stock of the Company's subsidiaries. At June 30,

2000, the Company is in compliance with the Credit Facility's restrictive covenants (See Note 5 to the Consolidated Financial Statements presented herein).

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

      The Securities Purchase Agreement includes certain restrictive covenants including prohibitions on the payment of dividends, the reservation of unissued common stock pending conversion or exercise of the Note, and the maintenance of certain financial ratios (including maximum interest coverage and leverage ratios, as defined). At June 30, 2000, the Company is in compliance with the Note's restrictive covenants.

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

      Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of shareholders of the Company was held on Wednesday, June 7, 2000. At this meeting, the following matters were voted upon by the Company's shareholders:

      (A) ELECTION OF DIRECTORS

      Less T. Chafen, M.D., John W. Colloton, Paul D. Farrell, Derace L. Schaffer, M.D., Michael L. Sherman, M.D. and Mark L. Wagar were elected to serve as directors of the Company until the annual meeting of stockholders held in 2001. The vote was as follows:

                                                                Votes Cast                         Votes Cast
      Name                                                       In Favor                      Against or Withheld
      ----                                                       ---------                     -------------------

      Less T. Chafen, M.D.                                      13,718,736                           126,868
      John W. Colloton                                          13,648,394                           197,210
      Paul D. Farrell                                           13,722,736                           122,868
      Derace L. Schaffer, M.D.                                  13,691,245                           154,359
      Michael L. Sherman, M.D.                                  13,691,770                           153,834
      Mark L. Wagar                                             13,672,734                           172,870

      (B) SELECTION OF AUDITORS

      The shareholders of the Company ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended December 31, 2000, by the following vote:

                Votes Cast In Favor                 Votes Cast Against                     Abstentions
                -------------------                 ------------------                     -----------

                    13,632,403                             8,900                             204,301

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


                                               RADIOLOGIX, INC.


Date: August 14, 2000              /s/ MARK L. WAGAR
                                   ------------------------------
                                   Mark L. Wagar
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date: August 14, 2000              /s/ DAVID W. YOUNG
                                   ------------------------------
                                   David W. Young
                                   Vice President of Finance and
                                   Treasurer
                                   (Principal Accounting Officer)

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

  10.45            First Amendment to Employment Agreement between American
                   Physician Partners, Inc. and Mark S. Martin *******

  10.46            First Amendment to Employment Agreement between American
                   Physician Partners, Inc. and Sami S. Abbasi *******

  10.47            First Amendment to Employment Agreement between American
                   Physician Partners, Inc. and Paul M. Jolas *******

  10.48            Amendment No. 1 to American Physician Partners, Inc. 1996 Stock
                   Option Plan ********

  10.49            Amendment No. 2 of Employment Agreement between Radiologix, Inc.
                   and Mark S. Martin**********

  10.50            Amendment No. 2 of Employment Agreement between Radiologix, Inc.
                   and Mark L. Wagar*

  10.51            Amendment No. 3 of Employment Agreement between Radiologix, Inc.
                   and Mark S. Martin*

  10.52            Amendment No. 2 of Employment Agreement between Radiologix, Inc.
                   and Paul M. Jolas*

  10.53            Third Amendment to Credit Agreement and Consent dated August 9, 2000 by and among Radiologix, Inc. (formerly American Physician Partners,
                   Inc.) and General Electric Capital Corporation and other credit parties signatory thereto *

  27               Financial Data Schedule *

  99.1 Press Release issued by Radiologix, Inc. on September 24, 1999 announcing its change of corporate name from American Physician
                   Partners, Inc. **********

  99.2             Certificate of Ownership and Merger of Radiologix, Inc. with and into American Physician Partners, Inc. **********

------------------------

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

***********       Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-Q filed on May 15, 2000.