Form 10-Q/A
period 1999-03-31
RADIOLOGIX INC
filed 2000-10-20
CIK 1031329

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

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                 MARCH 31,    DECEMBER 31,
                                                                                                   1999           1998
                                                                                                ---------     -----------
                                                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ..............................................................     $   4,419      $   6,485
   Accounts receivable, net of allowances .................................................        40,636         36,789
   Due from affiliated practices ..........................................................           905          1,412
   Other current assets ...................................................................         3,536          2,835
                                                                                                ---------      ---------
      Total current assets ................................................................        49,496         47,521
PROPERTY AND EQUIPMENT, net of accumulated depreciation ...................................        42,128         37,002
INVESTMENTS IN JOINT VENTURES .............................................................         5,657          5,424
INTANGIBLE ASSETS, net ....................................................................        64,608         61,119
DEFERRED FINANCING COSTS, net .............................................................         3,285          3,408
OTHER ASSETS ..............................................................................         2,382          2,165
                                                                                                ---------      ---------
      Total assets ........................................................................     $ 167,556      $ 156,639
                                                                                                =========      =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ..................................................     $  12,800      $  13,884
   Accrued physician retention ............................................................         7,313          6,319
   Accrued salaries and benefits ..........................................................         4,631          3,893
   Current portion of long-term debt ......................................................           840            840
   Current portion of capital lease obligations ...........................................         1,820          1,677
   Deferred income taxes ..................................................................           617            636
   Other current liabilities ..............................................................         1,566            894
                                                                                                ---------      ---------
      Total current liabilities ...........................................................        29,587         28,143
DEFERRED INCOME TAXES .....................................................................           454            454
LONG-TERM DEBT, net of current portion ....................................................       118,334        113,807
CAPITAL LEASE OBLIGATIONS, net of current portion .........................................         4,819          3,887
OTHER LIABILITIES .........................................................................           226            243
                                                                                                ---------      ---------
      Total liabilities ...................................................................       153,420        146,534

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ...........................................           949          1,107

STOCKHOLDERS' EQUITY:
   Common stock ...........................................................................             2              2
   Additional paid-in capital .............................................................          (605)          (910)
   Retained earnings ......................................................................        13,790          9,906
                                                                                                ---------      ---------
      Total stockholders' equity ..........................................................        13,187          8,998
                                                                                                ---------      ---------
      Total liabilities and stockholders' equity ..........................................     $ 167,556      $ 156,639
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

         The consolidated balance sheets presented have been revised from those previously reported to reflect a reduction of $1,952,000 to the Company's 1998 income tax expense. The effect of this revision in 1998 has been reflected in the accompanying financial statements as adjustments to deferred income taxes and retained earnings. See Note 7 to the Company's 1999 Form 10-K/A.

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