Form 10-Q/A
period 1999-06-30
RADIOLOGIX INC
filed 2000-10-20
CIK 1031329

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

               AMERICAN PHYSICIAN PARTNERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                    JUNE 30,     DECEMBER 31,
                                                                     1999           1998
                                                                  -----------     ---------
                                                                  (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .................................     $   3,291      $   6,485
   Accounts receivable, net of allowances ....................        49,285         36,789
   Due from affiliated practices .............................         1,982          1,412
   Other current assets ......................................         2,929          2,835
                                                                   ---------      ---------
      Total current assets ...................................        57,487         47,521
PROPERTY AND EQUIPMENT, net of accumulated depreciation ......        51,359         37,002
INVESTMENTS IN JOINT VENTURES ................................         6,591          5,424
INTANGIBLE ASSETS, net .......................................        65,839         61,119
DEFERRED FINANCING COSTS, net ................................         3,159          3,408
OTHER ASSETS .................................................           112          2,165
                                                                   ---------      ---------
      Total assets ...........................................     $ 184,547      $ 156,639
                                                                   =========      =========

                       LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .....................     $   9,361      $  13,884
   Accrued physician retention ...............................         7,120          6,319
   Accrued salaries and benefits .............................         5,670          3,893
   Current portion of long-term debt .........................         1,125            840
   Current portion of capital lease obligations ..............         1,723          1,677
   Deferred income taxes .....................................           617            636
   Other current liabilities .................................           345            894
                                                                   ---------      ---------
      Total current liabilities ..............................        25,961         28,143
DEFERRED INCOME TAXES ........................................           454            454
LONG-TERM DEBT, net of current portion .......................       134,630        113,807
CAPITAL LEASE OBLIGATIONS, net of current portion ............         4,370          3,887
OTHER LIABILITIES ............................................           167            243
                                                                   ---------      ---------
      Total liabilities ......................................       165,582        146,534

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ..............         1,490          1,107

STOCKHOLDERS' EQUITY:
   Common stock ..............................................             2              2
   Additional paid-in capital ................................          (605)          (910)
   Retained earnings .........................................        18,078          9,906
                                                                   ---------      ---------
      Total stockholders' equity .............................        17,475          8,998
                                                                   ---------      ---------
      Total liabilities and stockholders' equity .............     $ 184,547      $ 156,639
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

          3.1  Restated Certificate of Incorporation of American Physician
               Partners, Inc.***

          3.2  Amended and Restated Bylaws of American Physician Partners,
               Inc.***

          3.3  Amendment to Restated Certificate of Incorporation of American
               Physician Partners, Inc.********

          3.4  Amendment to Restated Bylaws of American Physician Partners,
               Inc.********

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

      10.44 First Amendment to Employment Agreement between American Physician
            Partners, Inc. and Mark L. Wagar*******

      10.45 First Amendment to Employment Agreement between American Physician
            Partners, Inc. and Mark S. Martin*******

      10.46 First Amendment to Employment Agreement between American Physician
            Partners, Inc. and Sami S. Abbasi*******

      10.47 First Amendment to Employment Agreement between American Physician
            Partners, Inc. and Paul M. Jolas*******

      10.48 Amendment No. 1 to American Physician Partners, Inc. 1996 Stock
            Option Plan********

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