Form 10-Q/A
period 1999-09-30
RADIOLOGIX INC
filed 2000-10-20
CIK 1031329

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

         Item 4.  Submission of Matters to a Vote of Security Holders............................................... 15

         Item 5.  Other Information ................................................................................ 15

         Item 6.  Exhibits and Reports on Form 8-K.................................................................. 15

SIGNATURES.......................................................................................................... 16

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                   1999              1998
                                                                                -----------      -----------
                                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ................................................... $     7,352      $     6,485
   Accounts receivable, net of allowances ......................................      59,969           36,789
   Due from affiliated practices ...............................................       2,586            1,412
   Other current assets ........................................................       3,413            2,835
                                                                                 -----------      -----------
      Total current assets .....................................................      73,320           47,521
PROPERTY AND EQUIPMENT, net of accumulated depreciation ........................      65,417           37,002
INVESTMENTS IN JOINT VENTURES ..................................................       6,407            5,424
INTANGIBLE ASSETS, net .........................................................      86,989           61,119
DEFERRED FINANCING COSTS, net ..................................................       4,137            3,408
OTHER ASSETS ...................................................................       1,284            2,165
                                                                                 -----------      -----------
      Total assets ............................................................. $   237,554      $   156,639
                                                                                 ===========      ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ....................................... $    14,210      $    13,884
   Accrued physician retention .................................................       7,884            6,319
   Accrued salaries and benefits ...............................................       5,314            3,893
   Current portion of long-term debt ...........................................       1,221              840
   Current portion of capital lease obligations ................................       1,654            1,677
   Deferred income taxes .......................................................         617              636
   Other current liabilities ...................................................          17              894
                                                                                 -----------      -----------
      Total current liabilities ................................................      30,917           28,143
DEFERRED INCOME TAXES ..........................................................       1,125              454
LONG-TERM DEBT, net of current portion .........................................     143,209          113,807
CONVERTIBLE NOTES ..............................................................      20,000               --
CAPITAL LEASE OBLIGATIONS, net of current portion ..............................      19,683            3,887
OTHER LIABILITIES ..............................................................         153              243
                                                                                 -----------      -----------
      Total liabilities ........................................................     215,087          146,534

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ................................       1,155            1,107

STOCKHOLDERS' EQUITY:
   Common stock ................................................................           2                2
   Additional paid-in capital ..................................................        (603)            (910)
   Retained earnings ...........................................................      21,913            9,906
                                                                                 -----------      -----------
      Total stockholders' equity ...............................................      21,312            8,998
                                                                                 -----------      -----------
      Total liabilities and stockholders' equity ............................... $   237,554      $   156,639
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

      11.1  Earnings Per Share ***********

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

*********** Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-Q filed on November 15, 1999.