Form 10-K405/A
period 1999-12-31
RADIOLOGIX INC
filed 2000-10-20
CIK 1031329

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

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

===============================================================================

                                RADIOLOGIX, INC.

                               TABLE OF CONTENTS

FORM 10-K ITEM                                                                                             PAGE
--------------                                                                                             ----
PART I.
                  Item 1.   Business...............................................................           1
                  Item 2.   Properties.............................................................          16
                  Item 3.   Legal Proceedings......................................................          16
                  Item 4.   Submission of Matters to a Vote of Security Holders....................          16

PART II.
                  Item 5.   Market for Registrant's Common Stock and Related
                                Stockholder Matters................................................          17
                  Item 6.   Selected Consolidated Financial Data...................................          18
                  Item 7.   Management's Discussion and Analysis of Financial
                                Condition and Results of Operations................................          20
                  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............          33
                  Item 8.   Financial Statements and Supplementary Data............................         F-1
                  Item 9.   Changes in and Disagreements with Accountants on Accounting
                                and Financial Disclosure...........................................         F-20

PART III.
                  Item 10.  Directors and Executive Officers of the Registrant.....................         F-20
                  Item 11.  Executive Compensation.................................................         F-20
                  Item 12.  Security Ownership of Certain Beneficial
                                Owners and Management..............................................         F-20
                  Item 13.  Certain Relationships and Related Transactions.........................         F-20

PART IV.
                  Item 14.  Exhibits, Financial Statement Schedules and Reports
                                on Form 8-K........................................................         F-21

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

OPERATIONS

Imaging Centers

    As of December 31, 1999, Radiologix owned 94 imaging centers and operated and managed 19 additional imaging centers through joint venture relationships. Information related to these 113 imaging centers, and information about 18 other sites at which Radiologix provides imaging equipment, management services or employees, is set forth below and is provided as of December 31, 1999:


                                                   IMAGING FACILITIES
                                             ------------------------------
                                                       JOINT
                                              OWNED    VENTURE        OTHER
         MARKET AREAS AND SEGMENTS           CENTERS  CENTERS(1)      SITES
         -------------------------           -------  ----------      -----
Mid Atlantic(3) ........................       27        10               3(2)

Finger Lakes(4) ........................       10         0               4(2)

Bay Area(5) ............................       19         0               0(2)

South Texas(6) .........................        3         5               0(2)

Northeast Kansas(7) ....................        1         1               0(2)

Hudson Valley(8) .......................       12         0               7(2)

Treasure Coast(9) ......................        2         0               0(2)
Questar(10) ............................       20         3               4(11)
                                               --        --              --
         Totals ........................       94        19              18
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information and Stock Price

    The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System, since November 20, 1997, and trades under the symbol "RDLX". The following table sets forth, for the periods indicated below, the high and low bid prices per share of the Common Stock as reported by NASDAQ:

                                                     HIGH          LOW
                                                    ------        ------
                    1998
     Fiscal Quarter Ended March 31,                 11 7/8        9 1/2
     Fiscal Quarter Ended June 30,                  11 1/2        7
     Fiscal Quarter Ended September 30,              9 1/8        6
     Fiscal Quarter Ended December 31, 1999          7 1/8        4 1/2
     Fiscal Quarter Ended March 31,                  7 7/8        5 3/8
     Fiscal Quarter Ended June 30,                   9            5
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

                                                         PERIOD FROM
                                                          INCEPTION
                                                       (APRIL 30, 1996)
                                                              TO
                                                          DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                                             1996           1997           1998           1999
                                                       ----------------   ---------      ---------      ---------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
SERVICE FEE REVENUE ..............................         $      --      $   9,545      $ 149,327      $ 199,700

COSTS AND EXPENSES:
   Salaries and benefits .........................                --          2,922         42,227         52,826
   Field supplies ................................                --          1,036          8,865         11,630
   Field rent and lease expense ..................                --            852         11,532         18,444
   Other field expenses ..........................                --          1,557         25,311         32,278
   Bad debt expense ..............................                --            862         13,723         18,838
   Corporate general and administrative ..........             1,623          4,910          9,597         11,192
   Depreciation and amortization .................                 3            888         12,178         18,403
   Interest expense, net .........................                23            617          7,541         12,357
                                                           ---------      ---------      ---------      ---------
       Total costs and expenses ..................             1,649         13,644        130,974        175,968
                                                           ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE TAXES, MINORITY
   INTERESTS IN CONSOLIDATED SUBSIDIARIES
   AND EQUITY IN EARNINGS OF INVESTMENTS .........            (1,649)        (4,099)        18,353         23,732
EQUITY IN EARNINGS OF INVESTMENTS ................                --            220          4,339          3,581
MINORITY INTERESTS IN CONSOLIDATED
   SUBSIDIARIES ..................................                --            (49)          (710)          (910)
                                                           ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE TAXES .......................            (1,649)        (3,928)        21,982         26,403
INCOME TAX EXPENSE ...............................                --             --          6,499         10,346
                                                           ---------      ---------      ---------      ---------
NET INCOME (LOSS) ................................         $  (1,649)     $  (3,928)     $  15,483      $  16,057
                                                           =========      =========      =========      =========

NET INCOME (LOSS) PER COMMON SHARE:
       Basic .....................................         $   (0.82)     $   (1.13)     $    0.83      $    0.83
       Diluted ...................................         $   (0.82)     $   (1.13)     $    0.80      $    0.80

                                                                             AS OF DECEMBER 31,
                                                            -------------------------------------------------
                                                              1996          1997          1998         1999
                                                            --------      --------      --------     --------
Balance Sheet Data:
   Working Capital ....................................     $  2,029      $  3,376      $ 19,378     $ 25,181
   Total Assets .......................................        2,578        62,766       156,639      244,840
   Long-term Debt and Capital Lease Obligations .......           --        55,865       120,211      164,840
   Convertible Notes ..................................        3,500            --            --       20,000
   Stockholders' Equity (Deficit) .....................       (1,399)      (24,035)        8,998       25,375

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


                                         1998 QUARTER ENDED                               1999 QUARTER ENDED
                             --------------------------------------------    -------------------------------------------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                             MAR. 31     JUNE 30     SEPT. 30    DEC. 31*    MAR. 31     JUNE 30     SEPT. 30    DEC. 31
                             -------     -------     --------    --------    -------     -------     --------    -------
Statement of Income Data:
 Service fee revenue         $32,720     $36,950     $38,603     $41,054     $43,232     $47,188     $52,169     $57,111
 Income before
   income taxes                5,122       5,470       5,489       5,901       6,265       6,920       6,355       6,863
 Net income                  $ 3,073     $ 3,391     $ 3,408     $ 5,611     $ 3,884     $ 4,288     $ 3,835     $ 4,050

 Net Income Per Share:
   Basic                     $  0.17     $  0.18     $  0.18     $  0.30     $  0.20     $  0.22     $  0.20     $  0.21
   Diluted                   $  0.16     $  0.17     $  0.18     $  0.29     $  0.20     $  0.22     $  0.19     $  0.19
 Weighted Average Shares:
   Basic                      18,054      18,744      18,908      19,235      19,295      19,297      19,311      19,316
   Diluted                    18,841      19,449      19,356      19,679      19,730      19,738      21,246      22,054

* See Note 7 to the financial statements for revision of income tax expense in 1998.

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

RESULTS OF OPERATIONS

    During the year ended December 31, 1999 and 1998, the Company has focused on the results of operations through the division of its radiology practices into four designated regions of the United States: Mid-Atlantic, Northeastern, Central,and Western regions. In addition, the Company focuses on the operations of the imaging centers of Questar Imaging, Inc., Questar, initially acquired in August 1999 as a separate operation. The Company's operations of the each of the four designated regions, as well as Questar, are to provide administrative, management and information services through its ownership and operation of technologically advanced, multi-modality diagnostic imaging centers. The Company has divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities but does not focus on each of these regions as a separate product line or make financial decisions as if they are separate product lines. The Questar operations are looked at as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as the Company has with each of the radiology practices . In addition, any imaging centers which are in the same market as the operations of the radiology practices are not included in the service agreements of such radiology practices.

    The operating margin for the Mid-Atlantic of 34% and 32% for the twelve months ended December 31, 1999 and 1998, respectively remained relatively constant. The operating margin of the Northeastern region of 34% and 29% % for the twelve months ended December 31, 1999 and 1998, respectively increased in 1999 as a result of the Company's investment in higher technology radiology equipment which generally results in an increased operating margin. The operating margin of the Central region of 34% and 41% for the twelve months ended December 31, 1999 and 1998, respectively decreased as a result of a shift from providing primarily only professional services to providing technical services as well. The operating margin for the Western region of 30% remained constant for the twelve months ended December 31, 1999 and 1998, respectively.

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

Income Taxes

The Company's effective tax rate for 1999 increased to 39.2 %. The increase in the effective tax rate is primarily attributed to acquisitions in which the Company has acquired the stock of the target. In a stock purchase, the goodwill associated with the transaction is not deductible for tax purposes and, therefore, increases the effective tax rate. The Company recognized the income tax benefit for operating losses incurred in 1997 and 1996 during 1998 thereby resulting in a lower effective tax rate in 1998.

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

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Radiologix, Inc. was incorporated on April 30, 1996, as American Physician Partners, Inc., but conducted no significant operations until the initial public offering (the "IPO") and closing of the acquisitions of the initial radiology practices (the "Reorganizations") in November 1997. The Company's 1997 operating results reflect only 35 days of operations, therefore comparative results of the periods are not meaningful.

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

Income Taxes

     The Company's effective tax rate for 1998 was 29.6%. The Company recognized the income tax benefit for the operating losses incurred prior to the Reorganizations during 1998.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                     PAGE
         Report of Independent Public Accountants................................................................       F-2

         Consolidated Balance Sheets as of December 31, 1998 and 1999............................................       F-3

         Consolidated Statements of Income for the Years
              Ended December 31, 1997, 1998 and 1999.............................................................       F-4

         Consolidated Statements of Stockholders' Equity for the
              Years Ended December 31, 1997, 1998 and 1999.......................................................       F-5

         Consolidated Statements of Cash Flows for the Years
              Ended December 31, 1997, 1998 and 1999.............................................................       F-6

         Notes to Consolidated Financial Statements..............................................................       F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Radiologix, Inc.:

    We have audited the accompanying consolidated balance sheets of Radiologix, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 (as revised - see Note 7), and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiologix, Inc. and subsidiaries as of December 31, 1999 and 1998 (as revised), and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                             ARTHUR ANDERSEN LLP

Dallas, Texas
February 7, 2000

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                             DECEMBER 31,
                                                                                      -----------------------
                                                                                         1998           1999
                                                                                      ---------      ---------
CURRENT ASSETS:
   Cash and cash equivalents ....................................................     $   6,485      $   4,302
   Accounts receivable, net of allowances of $18,372 and $26,976 in
     1998 and 1999, respectively ................................................        36,789         61,762
   Due from affiliates ..........................................................         2,683          9,671
   Other current assets .........................................................         1,564          9,812
                                                                                      ---------      ---------
         Total current assets ...................................................        47,521         85,547
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $69,497 and $79,092 in 1998 and 1999, respectively ........................        37,002         60,405
INVESTMENTS IN JOINT VENTURES ...................................................         5,424          6,369
INTANGIBLE ASSETS, net ..........................................................        61,119         86,443
DEFERRED FINANCING COSTS, net ...................................................         3,408          3,942
OTHER ASSETS ....................................................................         2,165          2,134
                                                                                      ---------      ---------
         Total assets ...........................................................     $ 156,639      $ 244,840
                                                                                      =========      =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ........................................     $  13,884      $  16,902
   Accrued physician retention ..................................................         6,319          8,642
   Accrued salaries and benefits ................................................         3,893          4,985
   Current portion of long-term debt ............................................           840         22,608
   Current portion of capital lease obligations .................................         1,677          5,484
   Deferred income taxes ........................................................           636          1,651
   Other current liabilities ....................................................           894             94
                                                                                      ---------      ---------
         Total current liabilities ..............................................        28,143         60,366
DEFERRED INCOME TAXES ...........................................................           454            384
LONG-TERM DEBT, net of current portion ..........................................       113,807        141,992
CAPITAL LEASE OBLIGATIONS, net of current portion ...............................         3,887         14,756
OTHER LIABILITIES ...............................................................           243            717
                                                                                      ---------      ---------
         Total liabilities ......................................................       146,534        218,215

Commitments and Contingencies

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .................................         1,107          1,250

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value; 10,000,000 shares authorized;
     no shares issued and outstanding ...........................................            --             --
   Common stock, $.0001 par value; 50,000,000 shares authorized;
     19,243,949 and 19,424,053 shares issued and outstanding in
     1998 and 1999, respectively ................................................             2              2
   Additional paid-in capital ...................................................          (910)          (590)
   Retained earnings ............................................................         9,906         25,963
                                                                                      ---------      ---------
         Total stockholders' equity .............................................         8,998         25,375
                                                                                      ---------      ---------
         Total liabilities and stockholders' equity .............................     $ 156,639      $ 244,840
                                                                                      =========      =========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                       1997              1998              1999
                                                  ------------      ------------      ------------
SERVICE FEE REVENUE .........................     $      9,545      $    149,327      $    199,700

COSTS AND EXPENSES:
   Salaries and benefits ....................            2,922            42,227            52,826
   Field supplies ...........................            1,036             8,865            11,630
   Field rent and lease expense .............              852            11,532            18,444
   Other field expenses .....................            1,557            25,311            32,278
   Bad debt expense .........................              862            13,723            18,838
   Corporate general and administrative .....            4,910             9,597            11,192
   Depreciation and amortization ............              888            12,178            18,403
   Interest expense, net ....................              617             7,541            12,357
                                                  ------------      ------------      ------------
       Total costs and expenses .............           13,644           130,974           175,968
                                                  ------------      ------------      ------------

INCOME (LOSS) BEFORE TAXES, MINORITY
INTERESTS IN CONSOLIDATED SUBSIDIARIES
AND EQUITY IN EARNINGS OF INVESTMENTS .......           (4,099)           18,353            23,732

EQUITY IN EARNINGS OF INVESTMENTS ...........              220             4,339             3,581

MINORITY INTERESTS IN CONSOLIDATED
SUBSIDIARIES ................................              (49)             (710)             (910)
                                                  ------------      ------------      ------------

INCOME (LOSS) BEFORE TAXES ..................           (3,928)           21,982            26,403

INCOME TAX EXPENSE ..........................               --             6,499            10,346
                                                  ------------      ------------      ------------

NET INCOME (LOSS) ...........................     $     (3,928)     $     15,483      $     16,057
                                                  ============      ============      ============



NET INCOME (LOSS) PER COMMON SHARE:
       Basic ................................     $      (1.13)     $       0.83      $       0.83
       Diluted ..............................     $      (1.13)     $       0.80      $       0.80

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Basic ................................        3,450,948        18,739,106        19,304,771
       Diluted ..............................        3,450,948        19,334,658        20,692,058


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         COMMON STOCK              ADDITIONAL
                                                  ----------------------------       PAID-IN         RETAINED
                                                     SHARES           AMOUNT         CAPITAL          EARNINGS          TOTAL
                                                  -----------      -----------     -----------      -----------      -----------
BALANCE, December 31, 1996 ..................       2,000,000      $        --     $       250      $    (1,649)     $    (1,399)
   Cancellation of common stock .............      (1,000,000)              --              --               --               --
   Initial public offering, net .............       3,000,000               --          29,081               --           29,081
   Common stock issued to
     initial radiology practices
     in conjunction with the
     Reorganizations ........................      12,646,446                2            (713)              --             (711)
   Conversion of convertible notes
     payable into common stock ..............         510,406               --           3,500               --            3,500
   Payment of cash dividends to
     initial radiology practices ............              --               --         (50,588)              --          (50,588)
   Exercise of stock options ................          78,000               --              10               --               10
   Net loss .................................              --               --              --           (3,928)          (3,928)
                                                  -----------      -----------     -----------      -----------      -----------
BALANCE, December 31, 1997 ..................      17,234,852                2         (18,460)          (5,577)         (24,035)
   Common stock issued in
     connection with acquisitions ...........       1,812,054               --          17,502               --           17,502
   Exercise of stock options ................         197,043               --              48               --               48
   Net income ...............................              --               --              --           15,483           15,483
                                                  -----------      -----------     -----------      -----------      -----------
BALANCE, December 31, 1998 ..................      19,243,949                2            (910)           9,906            8,998
   Common stock issued in
     connection with acquisitions ...........          50,264               --             304               --              304
   Exercise of stock options ................         129,840               --              16               --               16
   Net income ...............................              --               --              --           16,057           16,057
                                                  -----------      -----------     -----------      -----------      -----------
BALANCE, December 31,1999 ...................      19,424,053      $         2     $      (590)     $    25,963      $    25,375
                                                  ===========      ===========     ===========      ===========      ===========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                              1997           1998           1999
                                                                           ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................     $  (3,928)     $  15,483      $  16,057
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities--
     Minority interests in consolidated subsidiaries .................            49            710            910
     Depreciation and amortization ...................................           888         12,178         18,403
     Equity in earnings of investments ...............................          (220)        (4,339)        (3,581)
     Gain on sale of assets ..........................................            (6)            --             --
     Changes in assets and liabilities:
       Accounts receivable, net ......................................        (1,787)       (10,379)       (21,889)
       Other receivables and other current assets ....................        (3,908)         2,872        (15,102)
       Other assets ..................................................        (2,412)        (2,118)           399
       Accounts payable and accrued expenses .........................         6,828          1,953          2,305
       Accrued salaries and benefits .................................          (433)         2,380          1,091
       Other current liabilities .....................................           (87)          (450)           (19)
       Other liabilities .............................................          (317)        (8,340)           (36)
                                                                           ---------      ---------      ---------
         Net cash provided by (used in) operating activities .........        (5,333)         9,950         (1,462)
                                                                           ---------      ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of property and equipment ..................             6             --         10,000
   Purchases of property and equipment, net ..........................          (481)       (12,651)       (31,458)
   Cash paid for acquisitions ........................................            --        (52,866)       (25,406)
   Contributions to joint ventures ...................................          (100)          (571)          (115)
   Distributions from joint ventures .................................           155          2,587          2,022
                                                                           ---------      ---------      ---------
         Net cash used in investing activities .......................          (420)       (63,501)       (44,957)
                                                                           ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt, net .....................        49,600         59,814         47,095
   Payment on debt of initial radiology practices ....................       (23,420)            --             --
   Payment on capital leases .........................................            --         (3,282)        (2,875)
   Cash dividends to initial radiology practices .....................       (50,588)            --             --
   Cash received in the Reorganizations ..............................         3,188             --             --
   Proceeds from the issuance of common stock, net ...................        29,081             --             --
   Proceeds from the exercise of stock options .......................            10             48             16
   Advances to radiology practices and other .........................           (37)        (1,116)            --
                                                                           ---------      ---------      ---------
         Net cash provided by financing activities ...................         7,834         55,464         44,236
                                                                           ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ..........................................................         2,081          1,913         (2,183)

CASH AND CASH EQUIVALENTS, beginning of period .......................         2,491          4,572          6,485
                                                                           ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, end of period .............................     $   4,572      $   6,485      $   4,302
                                                                           =========      =========      =========

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Assets acquired from radiology practices ..........................     $  53,427      $  16,677      $      20
                                                                           ---------      ---------      ---------
   Liabilities and debt assumed from radiology practices .............     $  54,138      $   7,404      $      --
                                                                           ---------      ---------      ---------
   Common stock issued to radiology practices ........................     $ 151,757      $  17,502      $     304
                                                                           ---------      ---------      ---------
   Conversion of convertible notes payable into common stock .........     $   3,500      $      --      $      --
                                                                           ---------      ---------      ---------

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 (as revised) and 1999

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

Reclassification

    Certain prior year amounts have been reclassified to conform to current year presentation. For the year ended December 31, 1999, bad debt expense has been included in costs and expenses. In order to conform the prior year presentations with the current year presentation, the bad debt expense for the years ended December 31, 1998 and 1997 has been reclassified from service fee revenue to costs and expenses. These reclassifications have no effect on the previously reported net income (loss), stockholders' equity, or cash flows.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable

    Accounts receivable principally represent receivables from patients and other third-party payors for medical services provided by the radiology practices. Under the terms of the service agreements, the Company purchases the accounts receivable at their estimated collectible value from the radiology practices. Accounts receivable for services rendered at the radiology practices have been recorded at their established charges and reduced by contractual allowances and bad debts. An estimated allowance is provided on the accounts receivable based on historical collection rates. These allowances are reviewed periodically and adjusted based on changes in historical collection rates. Any adjustment to the allowances would reduce the revenue of the radiology practices and therefore, reduce the service fee recorded by the Company based on the terms of the service agreement.

Other Current Assets

Other current assets consist primarily of other receivables (amounts due from joint ventures and affiliated physician associations), prepaid expenses, and other miscellaneous current assets. The following table sets forth the primary components of other currents assets at December 31, 1998 and 1999:

                                    1998       1999
                                   ------     ------
Other receivables ............     $  125     $1,143
Other current assets .........      1,439      8,669
                                   ------     ------
Balance, end of period .......     $1,564     $9,812
                                   ======     ======

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

    The names, percentage ownership and 1999 financial information related to the Company's significant joint ventures is as follows (in thousands):


                                                                             TOTAL       TOTAL         NET
                                  NAME                           OWNERSHIP  ASSETS     LIABILITIES    INCOME
                                  ----                           ---------  -------    -----------    -------
                      White Square Imaging Center                   50%     $ 4,214      $1,080       $ 2,632
                      Greater Baltimore Medical                     50%       1,836         206           273
                      Magnetic Imaging of Baltimore                 25%       3,267         369         2,164

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

Impairment of Long-Lived Assets

      Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of the intangible assets and property and equipment may not be recoverable or that the remaining useful lives may warrant revision. The Company evaluates the potential impairment of intangibles separately from property and equipment.
When factors indicate that intangible assets or property and equipment should be evaluated for possible impairment, the Company uses an estimate of the related radiology practices' undiscounted cash flows over the remaining lives of the intangible assets or an estimate of the undiscounted cash flows over the remaining lives of the property and equipment and compares it to the radiology practices' intangible assets or property and equipment balances to determine whether the intangible assets or property and equipment are recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the related asset. When an adjustment is required, the Company evaluates the remaining amortization periods using the factors outlined in APB No. 17. An impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recorded no impairment charges during 1997, 1998 or 1999.


Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses at December 31, 1998 and 1999, consisted of the following (in thousands):


                                                   1998        1999
                                                  -------     -------
Accounts payable ............................     $ 5,895     $ 6,647
Patient refunds .............................       3,396       1,320
Other payables and accrued expenses .........       4,593       8,935
                                                  -------     -------
                                                  $13,884     $16,902
                                                  =======     =======

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
                                                       =========      =========      =========

Service Fee Revenue

    Physician groups revenue is recorded when services are rendered by the radiology practice based on established charges and reduced by contractual allowances and estimated bad debt accounts. An estimated bad debt expense is recorded based on historical collection rates. For the year ended December 31, 1999, bad debt expense has been included in costs and expenses. In order to conform the prior year presentations with the current year presentation, the bad debt expense for the years ended December 31, 1998 and 1997 has been reclassified from service fee revenue to costs and expenses. Service fee revenue represents radiology practices' revenue less amounts retained by radiology practices. The amounts retained by radiology practices represents amounts paid to the physicians pursuant to the service agreements between the Company and the radiology practices. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group. Although the Company assists in negotiating managed care contracts for the radiology practices, it assumes no risk under these arrangements.

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

    Service fee revenue consists of the following for the years ended December 31 (in thousands):

                                               1997         1998         1999
                                             --------     --------     --------
Professional component .................     $  2,977     $ 39,637     $ 53,435
Technical component ....................        6,568      109,690      146,265
                                             --------     --------     --------
                                             $  9,545     $149,327     $199,700
                                             ========     ========     ========

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

Income Taxes

    The Company accounts for income taxes under the liability method which states that deferred taxes are to be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. The Company and its subsidiaries file a consolidated federal tax return. See Note 7 regarding a revision to the Company's previously reported 1998 income tax expense.

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

Cash Paid During Year

    The Company paid the following amounts for interest and income taxes (in thousands):


                                              1997        1998        1999
                                             ------     -------     -------
Interest ...............................     $  254     $ 8,653     $10,225
Income taxes ...........................         --      15,423      14,459

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

    The total consideration for all other 1999 acquisitions and affiliations was approximately $6,485,000 in cash, 50,264 shares of the Company's common stock ($304,000), plus the assumption of $3,193,000 in liabilities.

1998 Acquisitions and Affiliations

    During 1998, the Company completed affiliations with the following practices. The consideration paid for entering into management service agreements with each of the radiology practices and the purchase of the non-medical assets and accounts were accounted for under the purchase method of accounting. Operating results are included from the date of affiliation. The Company has no contingent payments, options or commitments relating to these transactions.

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

    The Company's 1998 and 1999 acquisitions are summarized as follows (in thousands):


                                          1998         1999
                                        --------     --------
Assets acquired:
   Accounts receivable                  $  5,014     $  3,034
   Property and equipment                 11,663       15,911
Liabilities assumed:
   Debt assumed                            6,172       16,252
   Other liabilities                       1,232        3,703
                                        --------     --------
Net assets (liabilities) acquired       $  9,273       (1,010)
Total consideration exchanged
   Cash                                   52,866       25,406
   Common stock                           17,502          304
                                        --------     --------
Value assigned to intangible assets     $ 61,095     $ 26,720
                                        ========     ========

4. PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following at December 31, 1998 and 1999 (in thousands):


                                                           USEFUL LIFE             1998           1999
                                                           -----------          ----------     ---------
Equipment (primarily medical equipment)               5-7 Years                 $  92,067      $ 114,663
Leasehold improvements                                Remaining life of lease      12,567         21,286
Buildings                                             15 Years                      1,865          3,548
                                                                                ---------      ---------
                                                                                  106,499        139,497
Less - Accumulated depreciation
  and amortization                                                                (69,497)       (79,092)
                                                                                ---------      ---------
Property and equipment, net                                                     $  37,002      $  60,405
                                                                                =========      =========

5. LONG-TERM DEBT:

    Long-term debt consists of the following at December 31, 1998 and 1999 (in thousands):


                                                                     1998           1999
                                                                  ---------      ---------
Note payable to a bank, interest at the Company's option at
  LIBOR plus 2.0% (7.25% at December 31, 1999) or the prime
  rate of a lending partner plus 1.0% (8.75% at
  December 31, 1999), maturing in November 2003                   $ 112,500      $ 142,500
Convertible note payable to a bank, interest at 8%, maturing
  in July 2009                                                           --         20,000
Note(s) payable to bank(s), various interest rates, unsecured         2,147          2,100
                                                                  ---------      ---------
                                                                    114,647        164,400

Less - Current portion of long-term debt                               (840)       (22,608)
                                                                  ---------      ---------
Long-term debt, net of current portion                            $ 113,807      $ 141,992
                                                                  =========      =========


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

    The maturities of long-term debt at December 31, 1999, are as follows (in thousands):

2000                         $  22,608
2001                            43,221
2002                            50,040
2003                            28,665
2004 and thereafter             20,066
                             ---------
                             $ 164,600
                             =========

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


                                                       1997                     1998                   1999
                                                ---------------------    --------------------   --------------------
                                                           WTD. AVG.               WTD. AVG.               WTD. AVG.
                                                SHARES     EXERCISE      SHARES    EXERCISE     SHARES     EXERCISE
                                                (000'S)      PRICE       (000'S)     PRICE      (000'S)      PRICE
                                                -------   -----------    -------  -----------   -------   ----------
     Outstanding, beginning of year              1,300    $      0.70     1,591   $      5.19     2,117   $     7.14
     Granted                                       663    $     11.15     1,427   $      9.24       414   $     6.32
     Exercised                                     (78)   $      0.13      (197)  $      0.24      (130)  $     0.13
     Cancelled                                    (294)   $      0.13      (704)  $      8.99      (196)  $     7.11
                                                ------    -----------    ------   -----------   -------   ----------
     Outstanding, end of year                    1,591    $      5.19     2,117   $      7.14     2,205   $     7.41
                                                ======    ===========    ======   ===========   =======   ==========
     Exercisable, end of year                      656    $      4.10       718   $      5.79     1,015   $     7.20

     Price Range                                  $0.13 to $12.00         $0.13 to $12.00        $0.13 to $12.00


    The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 2,204,525 options outstanding as of December 31, 1999.

                                                      WTD. AVG.               WTD. AVG.
            EXERCISE PRICE RANGE       SHARES       EXERCISE PRICE     CONTRACTUAL LIFE (YRS)
            --------------------      ---------     --------------     ----------------------
                $0.13 -  $6.99          573,725         $ 2.70                7.74
                $7.00  - $8.49          453,266         $ 7.52                8.32
               $8.50  - $12.00        1,177,534         $ 9.66                8.11

    The Company accounts for its employee stock-based compensation arrangements under the provisions of APB No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock-based compensation of non-employees under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company did not have any stock-based compensation to non-employees during 1997, 1998 or 1999. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value based method of accounting had been applied. The Company used the Black-Scholes option pricing model to estimate the fair value of options. The effects of applying SFAS No. 123 during 1997, 1998 and 1999 are as follows (in thousands, except per share amounts):

                                              1997            1998           1999
                                           ----------      ----------     ----------
Net income (loss):
    As reported                            $   (3,928)     $   15,483     $   16,057
    Pro forma                                  (5,599)         14,069         14,419
Net income (loss) per share (diluted):
    As reported                            $    (1.13)     $     0.80     $     0.80
    Pro forma                                   (2.80)           0.73           0.70

    The fair value of each option grant is estimated using the following weighted-average assumptions for grants in 1997, 1998 and 1999, respectively: risk-free interest rate of 5.1, 5.6 and 5.8 percent; expected life of 2.58,
2.81 and 2.81 years; expected volatility of

125.0, 67.0 and 69.5 percent; and dividend yield of zero in 1997, 1998 and 1999. The weighted-average grant-date fair value of new grants in 1999, 1998 and 1997 were $5.02 per share, $6.34 per share and $9.59 per share, respectively.

7. INCOME TAXES:

    Income tax expense in 1997, 1998 and 1999 is composed of the following amounts (in thousands):


                                  1997          1998          1999
                                --------      --------      --------
Current income tax expense
   Federal                      $     --      $  8,418      $  9,655
   State and local                    --         2,915         2,524
                                --------      --------      --------
                                      --        11,333        12,179
Deferred income tax benefit
   Federal                            --        (4,459)       (1,571)
   State                              --          (375)         (262)
                                --------      --------      --------
                                      --        (4,834)       (1,833)
                                --------      --------      --------
Income tax expense              $     --      $  6,499      $ 10,346
                                ========      ========      ========

    The 1998 income tax expense reported above has been revised from those amounts previously reported by the Company. The Company's previously reported 1998 income tax expense was $8,451,000. The Company has reduced this amount by $1,952,000 to reflect the utilization of net operating loss carryforward from 1997 and 1996. Previously, that amount was fully reserved by a valuation allowance. The accompanying 1998 consolidated financial statements and disclosures have been revised accordingly.

    A reconciliation between reported income tax expense and the amount computed by applying the statutory federal income tax rate of 35% for 1997, 1998 and 1999 is as follows (in thousands):


                                        1997          1998          1999
                                      --------      --------      --------
Computed at statutory rate            $ (1,375)     $  7,694      $  9,241
State income taxes, net of
    Federal tax benefit                     --         1,519         1,380
Utilization of net operating loss
     carryforward                           --        (1,952)           --
Change in valuation allowance            1,375            --            --
Other                                       --          (798)         (311)
Nondeductible amortization                  --            36            36
                                      --------      --------      --------
Income tax expense                    $     --      $  6,499      $ 10,346
                                      ========      ========      ========

    The components of deferred income tax expense (benefit) in 1997, 1998 and 1999 are as follows (in thousands):


                                            1997         1998         1999
                                          -------      -------      -------
Amortization                              $    --      $   542      $   982
Depreciation                                   --         (789)         531
Net operating loss carryforward            (1,375)          --           --
Change in valuation allowance               1,375       (1,952)          --
Various accrued liabilities and other          --          669          529
Bad debts                                      --       (1,044)        (224)
Start-up costs                                 --       (1,535)          (6)
Cash to accrual adjustments                    --         (725)      (3,645)
                                          -------      -------      -------
Deferred income tax benefit               $    --      $(4,834)     $(1,833)
                                          =======      =======      =======

    The tax effects of temporary differences that give rise to the deferred income taxes at December 31, 1998 and 1999, are presented below (in thousands):


                                               1998         1999
                                             -------      -------
Deferred tax assets
   Start-up costs                            $ 1,535      $ 1,539
   Various accrued liabilities and other       3,403          100
   Bad debts                                   1,044        1,268
   Utilization of net operating loss
       carryforward                            1,952        1,952
                                             -------      -------
                                               7,934        4,859
Deferred tax liabilities
   Cash to accrual adjustments                (7,937)      (4,293)
   Amortization                                 (542)      (1,524)
   Depreciation                                 (545)      (1,077)
                                             -------      -------
                                              (9,024)      (6,894)
                                             -------      -------
Total deferred tax liability                 $(1,090)     $(2,035)
                                             =======      =======


8. COMMITMENTS AND CONTINGENCIES:

Leases

    The Company leases office space as well as certain equipment under capital leases and noncancelable operating lease agreements, which expire at various dates through 2011. At December 31, 1999, minimum annual rental commitments under capital leases and noncancelable operating leases with terms in excess of one year are as follows:


                YEARS ENDING                                CAPITAL       OPERATING
                DECEMBER 31,                                 LEASES         LEASES
                ------------                                --------      ---------
2000                                                        $  7,201       $ 13,983
2001                                                           6,610         12,271
2002                                                           5,315         11,226
2003                                                           3,629          9,266
2004                                                           1,580          6,738
Thereafter                                                        --          7,032
                                                            --------       --------
Total minimum lease payments                                  24,335       $ 60,516
                                                            ========
Less - Amount representing interest                           (4,095)
                                                            --------
Present value of minimum capital lease payments               20,240
Less - Current portion of capital lease obligations           (5,484)
                                                            --------
Capital lease obligations, net of current portion           $ 14,756
                                                            ========

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

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     MID-ATLANTIC    NORTHEASTERN    CENTRAL    WESTERN
                                       REGION(1)       REGION(2)    REGION(3)   REGION(4)  QUESTAR(5)     TOTAL
                                     ------------    ------------   ---------   ---------  ----------   ---------
Service fee revenue                    $ 81,993        $ 56,852     $ 24,499    $ 27,072    $  9,284    $ 199,700
Total operating expenses                 54,072          37,717       16,211      18,843       7,173      134,016
                                       --------        --------     --------    --------    --------    ---------
Segment contribution                     27,921          19,135        8,288       8,229       2,111       65,684
Contribution margin                          34%             34%          34%         30%         23%          33%
Depreciation and
    amortization expense                  7,043           3,078          956       2,098       1,066       14,241
Interest expense                          1,488             944          247         756         715        4,150
Segment profit                           21,171          15,113        8,010       5,374         295       49,963
Segment assets                           56,664          36,087       19,211      18,117      18,830      148,909
Expenditures for
   segment assets                        14,173           2,858        4,008       5,109         831       26,979

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                     MID-ATLANTIC    NORTHEASTERN    CENTRAL     WESTERN
                                       REGION(1)       REGION(2)    REGION(3)    REGION(4)     TOTAL
                                     ------------    ------------   ---------    ---------  ---------
Service fee revenue                    $ 66,421        $ 43,047     $ 18,377     $ 21,482   $ 149,327
Total operating expenses                 45,392          30,543       10,754       14,969     101,658
                                       --------        --------     --------     --------   ---------
Segment contribution                     21,029          12,504        7,623        6,513      47,669
Contribution margin                          32%             29%          41%          30%         32%
Depreciation and
    amortization expense                  5,068           2,015          666        2,012       9,761
Interest Expense                            793             748          168          687       2,396
Segment Profit                           16,945           9,741        8,641        3,814      39,141

Segment assets                           44,101          22,470       11,756       12,029      90,356
Expenditures for
   segment assets                         3,457           4,991          284        1,125       9,857

(1) Includes the Mid-Atlantic Market.
(2) Includes the Finger Lakes and Hudson Valley Markets.
(3) Includes the South Texas, Treasure Coast and Northeast Kansas Markets.
(4) Includes the Bay Area Market.
(5)      Includes 27 imaging centers purchased effective August 1, 1999.

           RECONCILIATION OF PROFITS FOR THE YEARS ENDED
                          DECEMBER 31,                                                1998        1999
           ---------------------------------------------                           --------     ---------
                Segment profit                                                      $ 39,141     $  49,963
                Unallocated amounts:
                    Corporate general and administrative                              (9,597)      (11,192)
                    Corporate depreciation and amortization                           (2,417)       (4,162)
                    Corporate interest expense                                        (5,145)       (8,206)
                                                                                    --------     ---------
                Income before taxes                                                 $ 21,982     $  26,403
                                                                                    ========     =========


             RECONCILIATION OF ASSETS AND EXPENDITURES
                 FOR THE YEARS ENDED DECEMBER 31,                                     1998          1999
           -------------------------------------------                             ---------     ---------
           Assets:
                Segment amounts                                                    $  90,356     $ 148,909
                Corporate assets (including intangible assets)                        66,283        95,931
                                                                                   ---------     ---------
                Total assets                                                       $ 156,639     $ 244,840
                                                                                   =========     =========

           Expenditures
                Segment amounts                                                    $   9,857     $  26,979
                Corporate expenditures                                                 2,794         4,479
                                                                                   ---------     ---------
                Total expenditures                                                 $  12,651     $  31,458
                                                                                   =========     =========

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Exhibits

  EXHIBIT
  NUMBER                                   DESCRIPTION
  --------                                 -----------
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

  10.45            First Amendment to Employment Agreement between American
                   Physician Partners, Inc. and Mark S. Martin*******

  10.46            First Amendment to Employment Agreement between American
                   Physician Partners, Inc. and Sami S. Abbasi*******

  10.47            First Amendment to Employment Agreement between American
                   Physician Partners, Inc. and Paul M. Jolas*******

  10.48            Amendment No. 1 to American Physician Partners, Inc. 1996 Stock
                   Option Plan********

   21.1            Subsidiaries***********

   23.1            Consent of Arthur Andersen***********

   24.1            Power of Attorney (contained on the signature page of this Form
                   10-K)***********

     27            Financial Data Schedule*

   99.1 Press Release issued by Radiologix, Inc. on September 24, 1999 announcing its change of corporate name from American Physician
                   Partners, Inc.**********

   99.2            Certificate of Ownership and Merger of Radiologix, Inc. with and into American Physician Partners, Inc.**********

---------

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

***********       Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-K filed on March 30, 2000.

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

                                                RADIOLOGIX, INC.

                                                By:  /s/ Mark L. Wagar
                                                     ---------------------------
                                                     Mark  L. Wagar
                                                     Chairman of the Board
                                                     and Chief Executive Officer

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


SIGNATURE                               TITLE                                            DATE
---------                               -----                                            ----
/s/ Mark L. Wagar                       Chairman of the Board of Directors and           March 29, 2000
------------------------------          Chief Executive Officer (Principal
 Mark L. Wagar                          Executive Officer)

/s/ David W. Young                      Vice President of Finance, Treasurer and         March 29, 2000
------------------------------          Controller (Principal Accounting Officer)
 David W. Young

/s/ John Pappajohn                      Director                                         March 29, 2000
------------------------------
 John Pappajohn

/s/ Derace L. Schaffer, M.D.            Director                                         March 29, 2000
------------------------------
 Derace L. Schaffer, M.D.

/s/ Michael L. Sherman, M.D.            Director                                         March 29, 2000
------------------------------
 Michael L. Sherman, M.D.

/s/ John W. Colloton                    Director                                         March 29, 2000
------------------------------
 John W. Colloton

/s/ Less T. Chafen, M.D.                Director                                         March 29, 2000
------------------------------
 Less T. Chafen, M.D

                                                                    SCHEDULE II

                                RADIOLOGIX, INC
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                            BALANCE AT                                            BALANCE AT
                                                             BEGINNING                                              END OF
                        DESCRIPTION                          OF PERIOD    PROVISION      OTHER      WRITEOFFS       PERIOD
                        -----------                         ----------    ---------     --------    ---------     ----------
                  ALLOWANCES FOR BAD DEBT

           For the Year Ended December 31, 1997              $     --       $   862     $ 15,647      $    69      $ 16,440

           For the Year Ended December 31, 1998                16,440        13,723          977       12,768        18,372


           For the Year Ended December 31, 1999                18,372        18,838          637       10,871        26,976


Amounts in "Other" category represent allowance from new affiliations.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                   DESCRIPTION
  --------                                 -----------
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

  10.45            First Amendment to Employment Agreement between American
                   Physician Partners, Inc. and Mark S. Martin*******

  10.46            First Amendment to Employment Agreement between American
                   Physician Partners, Inc. and Sami S. Abbasi*******

  10.47            First Amendment to Employment Agreement between American
                   Physician Partners, Inc. and Paul M. Jolas*******

  10.48            Amendment No. 1 to American Physician Partners, Inc. 1996 Stock
                   Option Plan********

   21.1            Subsidiaries***********

   23.1            Consent of Arthur Andersen***********

   24.1            Power of Attorney (contained on the signature page of this Form
                   10-K)***********

     27            Financial Data Schedule*

   99.1 Press Release issued by Radiologix, Inc. on September 24, 1999 announcing its change of corporate name from American Physician
                   Partners, Inc.**********

   99.2            Certificate of Ownership and Merger of Radiologix, Inc. with and into American Physician Partners, Inc.**********

---------

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

***********       Incorporated by reference to the corresponding Exhibit number to the registrant's Form 10-K filed on March 30, 2000.