Form 10-Q/A
period 2000-03-31
RADIOLOGIX INC
filed 2000-10-20
CIK 1031329

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

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                      MARCH 31,      DECEMBER 31,
                                                                        2000              1999
                                                                    -------------    -------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ..................................   $       8,021    $       4,302
     Accounts receivable, net of allowances .....................          69,571           61,762
     Due from affiliates ........................................          10,584            9,671
     Other current assets .......................................           9,717            9,812
                                                                    -------------    -------------
            Total current assets ................................          97,893           85,547
PROPERTY AND EQUIPMENT, net of accumulated depreciation .........          61,462           60,405
INVESTMENTS IN JOINT VENTURES ...................................           6,675            6,369
INTANGIBLE ASSETS, net ..........................................          92,303           86,443
DEFERRED FINANCING COSTS, net ...................................           3,898            3,942
OTHER ASSETS ....................................................           2,141            2,134
                                                                    -------------    -------------
            Total assets ........................................   $     264,372    $     244,840
                                                                    =============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses ......................   $      18,405    $      16,902
     Accrued physician retention ................................           9,653            8,642
     Accrued salaries and benefits ..............................           4,005            4,985
     Current portion of long-term debt ..........................          33,427           22,608
     Current portion of capital lease obligations ...............           5,787            5,484
     Deferred income taxes ......................................           1,651            1,651
     Other current liabilities ..................................             135               94
                                                                    -------------    -------------
            Total current liabilities ...........................          73,063           60,366
DEFERRED INCOME TAXES ...........................................             384              384
LONG-TERM DEBT, net of current portion ..........................         144,836          141,992
CAPITAL LEASE OBLIGATIONS, net of current portion ...............          15,028           14,756
OTHER LIABILITIES ...............................................             143              717
                                                                    -------------    -------------
            Total liabilities ...................................         233,454          218,215

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .................           1,465            1,250

STOCKHOLDERS' EQUITY:
     Common stock ...............................................               2                2
     Additional paid-in capital .................................            (582)            (590)
     Retained earnings ..........................................          30,033           25,963
                                                                    -------------    -------------
            Total stockholders' equity ..........................          29,453           25,375
                                                                    -------------    -------------
            Total liabilities and stockholders' equity ..........   $     264,372    $     244,840
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

         10.45         First Amendment to Employment Agreement between American
                       Physician Partners, Inc. and Mark S. Martin *******

         10.46         First Amendment to Employment Agreement between American
                       Physician Partners, Inc. and Sami S. Abbasi *******

         10.47         First Amendment to Employment Agreement between American
                       Physician Partners, Inc. and Paul M. Jolas *******

         10.48         Amendment No. 1 to American Physician Partners, Inc. 1996
                       Stock Option Plan ********

         10.49         Amendment No. 2 of Employment Agreement between
                       Radiologix, Inc. and Mark S. Martin***********

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