Form 10-Q/A
period 2000-06-30
RADIOLOGIX INC
filed 2000-10-20
CIK 1031329

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

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX


FORM 10-Q ITEM                                                                                                 PAGE
--------------                                                                                                 ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999...........   1

                  Consolidated Statements of Income (Unaudited) for the three and six months
                  ended June 30, 2000 and 1999................................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the three and six months
                  ended June 30, 2000 and 1999................................................................   3

                  Notes to Consolidated Financial Statements..................................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................   14

         Item 2.  Changes in Securities and Use of Proceeds...................................................  14

         Item 3.  Defaults Upon Senior Securities.............................................................  14

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  14

         Item 5.  Other Information ..........................................................................  15

         Item 6.  Exhibits and Reports on Form 8-K............................................................  15

SIGNATURES....................................................................................................  16

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      ASSETS

                                                                                JUNE 30,           DECEMBER 31,
                                                                                  2000                1999
                                                                              ------------       --------------
                                                                               (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents................................................  $      5,333       $        4,302
   Accounts receivable, net of allowances ..................................        73,231               61,762
   Due from affiliates......................................................         7,936                9,671
   Other current assets.....................................................        10,086                9,812
                                                                              ------------       --------------
      Total current assets..................................................        96,586               85,547
PROPERTY AND EQUIPMENT, net of accumulated depreciation.....................        61,547               60,405
INVESTMENTS IN JOINT VENTURES...............................................         6,873                6,369
INTANGIBLE ASSETS, net......................................................        93,165               86,443
DEFERRED FINANCING COSTS, net...............................................         3,732                3,942
OTHER ASSETS................................................................         6,456                2,134
                                                                              ------------       --------------
      Total assets..........................................................  $    268,359       $      244,840
                                                                              ============       ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses....................................  $     21,689       $       16,902
   Accrued physician retention..............................................         9,955                8,642
   Accrued salaries and benefits............................................         5,361                4,985
   Current portion of long-term debt........................................        43,873               22,608
   Current portion of capital lease obligations.............................         6,091                5,484
   Deferred income taxes....................................................         1,651                1,651
   Other current liabilities................................................           131                   94
                                                                              ------------       --------------
      Total current liabilities.............................................        88,751               60,366
DEFERRED INCOME TAXES.......................................................           384                  384
LONG-TERM DEBT, net of current portion......................................       130,548              141,992
CAPITAL LEASE OBLIGATIONS, net of current portion...........................        13,840               14,756
OTHER LIABILITIES...........................................................           117                  717
                                                                              ------------       --------------
      Total liabilities.....................................................       233,640              218,215

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES.............................           878                1,250

STOCKHOLDERS' EQUITY:
   Common stock.............................................................             2                    2
   Additional paid-in capital...............................................          (579)                (590)
   Retained earnings........................................................        34,418               25,963
                                                                              ------------       --------------
      Total stockholders' equity............................................        33,841               25,375
                                                                              ------------       --------------
      Total liabilities and stockholders' equity............................  $    268,359       $      244,840
                                                                              ============       ==============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                             FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                 ENDED JUNE 30,           ENDED JUNE 30,
                                               2000        1999         2000         1999
                                            ---------    ---------    ---------    ---------
                                                              (UNAUDITED)

SERVICE FEE REVENUES ....................   $  61,783    $  47,188    $ 121,030    $  90,420

COSTS AND EXPENSES:
  Salaries and benefits .................      16,011       12,780       31,429       24,623
  Field supplies ........................       3,418        2,838        6,578        5,319
  Field rent and lease expenses .........       7,596        3,738       14,667        7,561
  Other field expenses ..................      10,321        7,646       20,158       14,318
  Bad debt expense ......................       5,253        4,437       10,637        8,474
  Corporate general and administrative ..       2,944        2,664        5,550        5,293
  Depreciation and amortization .........       5,544        4,244       10,908        7,856
  Interest expense, net .................       4,275        2,574        8,518        4,913
                                            ---------    ---------    ---------    ---------
Total costs and expenses ................      36,484       28,565       69,883       53,704
                                            ---------    ---------    ---------    ---------

INCOME BEFORE TAXES, MINORITY
INTERESTS IN CONSOLIDATED SUBSIDIARIES
AND EQUITY IN EARNINGS OF INVESTMENTS ...       6,421        6,267       12,585       12,063

EQUITY IN EARNINGS OF INVESTMENTS .......       1,115          883        2,018        1,556

MINORITY INTERESTS IN INCOME OF
CONSOLIDATED SUBSIDIARIES ...............        (228)        (230)        (510)        (435)
                                            ---------    ---------    ---------    ---------

INCOME BEFORE TAXES .....................       7,308        6,920       14,093       13,184

INCOME TAX EXPENSE ......................       2,923        2,632        5,637        5,012
                                            ---------    ---------    ---------    ---------

NET INCOME ..............................   $   4,385    $   4,288    $   8,456    $   8,172
                                            =========    =========    =========    =========

NET INCOME PER COMMON SHARE
  Basic .................................   $    0.22    $    0.22    $    0.43    $    0.42
  Diluted ...............................   $    0.21    $    0.22    $    0.41    $    0.41

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic .................................      19,502       19,297       19,483       19,296
  Diluted ...............................      22,067       19,738       22,076       19,734

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,          ENDED JUNE 30,
                                                                 2000        1999        2000        1999
                                                               --------    --------    --------    --------
                                                                                (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................   $  4,385    $  4,288    $  8,456    $  8,172
   Minority interests ......................................        228         230         510         435
   Depreciation and amortization ...........................      5,544       4,244      10,908       7,856
   Equity in earnings of investments .......................     (1,115)       (883)     (2,018)     (1,556)
   Accounts receivable, net ................................     (3,660)     (8,106)    (11,469)    (11,640)
   Net change in other assets ..............................     (2,036)      1,963      (2,863)      1,592
   Net change in accounts payable and accrued liabilities ..      4,912      (3,977)      5,912      (2,697)
                                                               --------    --------    --------    --------
             Net cash provided by (used in)
             operating activities ..........................      8,258      (2,241)      9,436       2,162
                                                               --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment .....................     (4,370)    (11,718)     (7,678)    (17,779)
   Cash paid for acquisitions ..............................     (1,890)     (2,129)     (8,910)     (6,590)
   Contributions to joint ventures .........................       (584)        (65)       (626)       (115)
   Distributions from joint ventures .......................        686         443       1,258         534
                                                               --------    --------    --------    --------
             Net cash used in investing activities .........     (6,158)    (13,469)    (15,956)    (23,950)
                                                               --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt, net .....................................     (3,566)     15,237      10,434      19,714
   Payments on capital leases ..............................     (1,226)       (655)     (2,895)     (1,120)
   Other ...................................................          4          --          12          --
                                                               --------    --------    --------    --------
             Net cash provided by (used in)
             financing activities ..........................     (4,788)     14,582       7,551      18,594
                                                               --------    --------    --------    --------

NET INCREASE(DECREASE) IN CASH
AND CASH EQUIVALENTS .......................................     (2,688)     (1,128)      1,031      (3,194)

CASH AND CASH EQUIVALENTS, beginning of period .............      8,021       4,419       4,302       6,485
                                                               --------    --------    --------    --------

CASH AND CASH EQUIVALENTS, end of period ...................   $  5,333    $  3,291    $  5,333    $  3,291
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

         Service fee revenue consists of the following (in thousands):

                                                   For the Three Months Ended        For the Six Months Ended
                                                            June 30,                         June 30,
                                                      2000              1999            2000           1999
                                                  -----------       -----------     -----------    ------------
Professional component........................    $    13,873       $    11,982     $    27,624    $     24,844
Technical component...........................         47,910            35,206          93,406          65,576
                                                  -----------       -----------     -----------    ------------
                                                  $    61,783       $    47,188     $   121,030    $     90,420
                                                  ===========       ===========     ===========    ============


3. EARNINGS PER SHARE:

         The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible note using the "if converted" method. The following table sets for the computation of basic and diluted net income per share ( in thousands, except per share amounts):

                                               For the Three Months Ended      For the Six Months Ended
                                                        June 30,                      June 30,
                                                   2000           1999           2000          1999
                                               ------------   ------------   ------------   ------------

Basic Net Income Per Share:
Net Income                                     $      4,385   $      4,288   $      8,456   $      8,172
                                               ============   ============   ============   ============

Weighted Average Shares Outstanding
                                                     19,502         19,297         19,483         19,296
                                               ============   ============   ============   ============

Basic Net Income Per Share                     $       0.22   $       0.22   $       0.43   $       0.42
                                               ============   ============   ============   ============

Diluted Net Income Per Share:
Net Income                                     $      4,385   $      4,288   $      8,456   $      8,172
Interest on Convertible Debentures                      256              0            507              0
                                               ------------   ------------   ------------   ------------
Net Income for Diluted Net Income  Per Share   $      4,641   $      4,288   $      8,963   $      8,172
                                               ============   ============   ============   ============

Weighted Average Shares Outstanding
                                                     19,502         19,297         19,483         19,296
Effect of Dilutive Securities -
  Stock Options and Convertible Debentures
                                                      2,565            441          2,593            438
                                               ------------   ------------   ------------   ------------
Shares for  Diluted Net Income Per Share
                                                     22,067         19,738         22,076         19,734
                                               ============   ============   ============   ============

Diluted Net Income Per Share                   $       0.21   $       0.22   $       0.41   $       0.41
                                               ============   ============   ============   ============

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

                                                 For the Six Months Ended June 30, 2000
                                                        (Dollars in thousands)
                              -----------------------------------------------------------------------------
                              Mid-Atlantic Northeastern    Central      Western
                              Region (1)     Region (2)   Region (3)   Region (4)   Questar(5)     Total
                              ----------     ----------   ----------   ----------   ----------   ----------

Service fee revenue           $   47,105     $   30,583   $   13,967   $   14,785   $   14,590   $  121,030
Total operating expenses          31,009         21,742        8,779       10,666       11,273       83,469
                              ----------     ----------   ----------   ----------   ----------   ----------
Segment contribution          $   16,096     $    8,841   $    5,188   $    4,119   $    3,317   $   37,561
Contribution margin                   34%            29%          37%          28%          23%          31%
Depreciation and
    amortization expense      $    3,421     $    1,578   $      675   $    1,242   $    1,377   $    8,293
Interest expense              $      739     $      405   $      201   $      352   $      786   $    2,483
Segment profit                $   12,693     $    6,859   $    5,125   $    2,524   $    1,092   $   28,293
Segment assets                $   54,960     $   41,231   $   21,898   $   18,953   $   23,775   $  160,817
Expenditures for
   segment assets             $    3,740     $    1,752   $      663   $      612   $      523   $    7,290



                                             For the Six Months Ended June 30, 1999
                                                    (Dollars in thousands)
                               ----------------------------------------------------------------
                               Mid-Atlantic Northeastern    Central      Western
                               Region (1)     Region (2)   Region (3)   Region (4)     Total
                               ----------     ----------   ----------   ----------   ----------

Service fee revenue            $   39,452     $   27,917   $   10,781   $   12,270   $   90,420
Total operating expenses           26,378         18,731        6,699        8,487       60,295
                               ----------     ----------   ----------   ----------   ----------
Segment contribution           $   13,074     $    9,186   $    4,082   $    3,783   $   30,125
Contribution margin                    33%            33%          38%          31%          33%
Depreciation and
    amortization expense       $    3,195     $    1,493   $      400   $      921   $    6,009
Interest expense               $      542     $      486   $       99   $      360   $    1,487
Segment profit                 $   10,091     $    7,207   $    3,950   $    2,502   $   23,750
Segment assets                 $   54,087     $   30,901   $   15,715   $   15,130   $  115,833
Expenditures for
   segment assets              $    8,852     $    1,694   $    1,834   $    2,707   $   15,087


----------
(1) Includes the Mid-Atlantic Market.
(2) Includes the Finger Lakes and Hudson Valley Markets.
(3) Includes the South Texas, Treasure Coast and Northeast Kansas Markets.
(4) Includes the Bay Area Market.
(5) Includes 37 imaging centers as of June 30, 2000.

                                                         For the Six Months Ended
                                                                 June 30,
                                                         ------------------------
                                                            2000          1999
Reconciliation of segment profit to income               ----------    ----------
before taxes:
    Segment profit                                       $   28,293    $   23,750
    Unallocated amounts:
             Corporate general and administrative            (5,550)       (5,293)
             Corporate depreciation and amortization         (2,614)       (1,847)
             Corporate interest expense                      (6,036)       (3,426)
                                                         ----------    ----------
         Income before taxes                             $   14,093    $   13,184
                                                         ==========    ==========



                                                         For the Six Months Ended
                                                                 June 30,
                                                         -------------------------
Reconciliation of assets and expenditures for                2000          1999
  segment assets to total assets:                        -----------   -----------
Assets:
     Segment amounts                                     $   160,817   $   115,833
     Corporate assets (including intangible assets)          107,542        68,714
                                                         -----------   -----------
     Total assets                                        $   268,359   $   184,547
                                                         ===========   ===========
Expenditures:
     Segment amounts                                     $     7,290   $    15,087
     Corporate expenditures                                      388         2,692
                                                         -----------   -----------
     Total expenditures                                  $     7,678   $    17,779
                                                         ===========   ===========


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

RESULTS OF OPERATIONS

During the six months ended June 30, 2000 and 1999, the Company has focused on the results of operations through the division of its radiology practices into four designated regions of the United States: Mid-Atlantic, Northeastern, Central, and Western regions. In addition, the Company focuses on the operations of the imaging centers of Questar Imaging, Inc., Questar, initially acquired in August 1999 as a separate operation. The Company's operations of the each of the four designated regions, as well as Questar, are to provide administrative, management and information services through its ownership and operation of technologically advanced, multi-modality diagnostic imaging centers. The Company has divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities but does not focus on each of these regions as a separate product line or make financial decisions as if they are separate product lines. The Questar operations are looked at as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as the Company has with each of the radiology practices. In addition, any imaging centers which are in the same market as the operations of the radiology practices are not included in the service agreements of such radiology practices.

During the third quarter of fiscal year 2000, the Company anticipates that it will have the internal management of the four regions of the radiology practices begin managing the operations of some, if not all, of the operations of the Questar imaging centers located in the same market as some of the radiology practices.

The operating margin for the Mid-Atlantic of 34% and 33% for the six months ended June 30, 2000 and 1999, respectively, remained relatively constant. The operating margin of the Northeastern region of 29% and 33% % for the six months ended June 30, 2000 and 1999, respectively decreased in 2000 as a result of additional lease expense incurred on radiology equipment which was part of the sales-leaseback transaction in December 1999. The operating margin of the Central region of 37% and 38% for the six months ended June 30, 2000 and 1999, respectively remained relatively constant. The operating margin for the Western region of 28% and 31%for the six months ended June 30, 2000 and 1999, respectively decreased slightly as a result of the Company investing in additional staffing to improve patient satisfaction for services performed at the radiology practices.

-Three Months Ended June 30, 2000

Service Fee Revenue

         Service fee revenue increased $14,595,000 or 30.9% for the three months ended June 30, 2000 to $61,783,000 from $47,188,000 for the three months ended June 30, 1999. Of the increase from 1999 to 2000, $5,287,000 resulted from increased business within existing facilities (12.3% same store increase), $7,906,000 resulted from practices acquired and developed in 1999, and $1,402,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. The increase in same store revenue is the direct result of increased procedure volume. The increased volume was coupled with the radiology practices experiencing a change in the revenue mix which resulted in a disproportionate share of the increase in service fee revenue coming from technical services as compared to the professional services offered. The Company derives the majority of its service fee revenue from providing the technical component of radiology services and therefore, experienced an increase in service fee revenue for 2000 as compared to 1999.

Salaries and Benefits

         Salaries and benefits increased $3,231,000 or 25.3% for the three months ended June 30, 2000 to $16,011,000 from $12,780,000 for the three months ended June 30, 1999. Of the increase from 1999 to 2000, $1,279,000 resulted from existing facilities, $1,667,000 resulted from practices acquired and developed in 1999, and $285,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. The increase in salaries and benefits of $1,279,000 from existing facilities is primarily a direct result of the factors which increased service fee revenue. As a percentage of service fee revenue, these costs were 25.9% and 27.1% in 2000 and 1999, respectively. The decrease in salaries and benefits as a percentage of service fee revenue is the result of the factors which increased service fee revenue as discussed above.

Field Supplies

         Field supplies increased $580,000 or 20.4% for the three months ended June 30, 2000 to $3,418,000 from $2,838,000 for the three months ended June 30, 1999. Of the increase from 1999 to 2000, $157,000 resulted from existing facilities, $307,000 resulted from practices acquired and developed in 1999, and $116,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 5.5% and 6.0% in 2000 and 1999, respectively. The decrease in supplies as a percentage of service fee revenue is the result of the factors which increased service fee revenue as discussed above.

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

Other Field Expenses

         Other field expenses, which include repairs and maintenance, service contracts, utilities and communication costs, increased $2,675,000 or 35.0% for the three months ended June 30, 2000 to $10,321,000 from $7,646,000 for the three months ended June 30, 1999. Of the increase from 1999 to 2000, $874,000 resulted from existing facilities, $1,533,000 resulted from practices acquired and developed in 1999, and $268,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. The increase of $874,000 in other field expenses from existing facilities is a direct result of costs associated with the increased service fee revenue. As a percentage of service fee revenue, these costs were 16.7% and 16.2% in 2000 and 1999, respectively.

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

-Six Months Ended June 30, 2000

Service Fee Revenue

         Service fee revenue increased $30,610,000 or 33.9% for the six months ended June 30, 2000 to $121,030,000 from $90,420,000 for the six months ended June 30,1999. Of the increase from 1999 to 2000, $13,433,000 resulted from increased business within existing facilities (15.5% same store increase), $14,491,000 resulted from practices acquired and developed in 1999, and $2,686,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. The increase in same store service fee revenue is the result of increased procedure volume. . The increased volume was coupled with the radiology practices experiencing a change in the revenue mix with a disproportionate share of the increase in service fee revenue coming from technical services as compared to the professional services offered. The Company derives the majority of its service fee revenue from providing the technical component of radiology services and therefore, experienced an increase in service fee revenue for 2000 as compared to 1999.

Salaries and Benefits

         Salaries and benefits increased $6,806,000 or 27.6% for the six months ended June 30, 2000 to $31,429,000 from $24,623,000 for the six months ended June 30, 1999. Of the increase from 1999 to 2000, $3,292,000 resulted from existing facilities, $2,982,000 resulted from practices acquired and developed in 1999, and $532,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. The increase in salaries from existing facilities is the result of the same factors which increased service fee revenue, as discussed above. As a percentage of service fee revenue, these costs were 26.0% and 27.2% in 2000 and 1999, respectively.

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

Other Field Expenses

         Other field expenses, which include repairs and maintenance, service contracts, utilities and communication costs, increased $5,840,000 or 40.8 % for the six months ended June 30, 2000 to $20,158,000 from $14,318,000 for the six months ended June 30,1999. Of the increase from 1999 to 2000, $2,770,000 resulted from existing facilities, $2,703,000 resulted from practices acquired and developed in 1999, and $367,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. The increase of $2,770,000 in other field expenses from the existing facilities is the result of the same factors which increased service fee revenues. As a percentage of service fee revenue, these costs were 16.7% and 15.8% in 2000 and 1999, respectively.

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

                                             RADIOLOGIX, INC.


Date: October 20, 2000                     /s/ MARK L. WAGAR
                                           ------------------------------
                                           Mark L. Wagar
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: October 20, 2000                     /s/ DAVID W. YOUNG
                                           ------------------------------
                                           David W. Young
                                           Vice President of Finance and
                                           Treasurer
                                           (Principal Accounting Officer)

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

  4.4            Convertible Junior Subordinated Promissory Note dated August
                 1, 1999 issued to BT Capital Partners SBIC, L.P.********

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

10.45            First Amendment to Employment Agreement between American
                 Physician Partners, Inc. and Mark S. Martin *******

10.46            First Amendment to Employment Agreement between American
                 Physician Partners, Inc. and Sami S. Abbasi *******

10.47            First Amendment to Employment Agreement between American
                 Physician Partners, Inc. and Paul M. Jolas *******

10.48            Amendment No. 1 to American Physician Partners, Inc. 1996 Stock
                 Option Plan ********

10.49            Amendment No. 2 of Employment Agreement between Radiologix,
                 Inc. and Mark S. Martin **********

10.50            Amendment No. 2 of Employment Agreement between Radiologix,
                 Inc. and Mark L. Wagar ************

10.51            Amendment No. 3 of Employment Agreement between Radiologix,
                 Inc. and Mark S. Martin ************

10.52            Amendment No. 2 of Employment Agreement between Radiologix,
                 Inc. and Paul M. Jolas ************

10.53            Third Amendment to Credit Agreement and Consent dated August
                 9, 2000 by and among Radiologix, Inc. (formerly American
                 Physician Partners, Inc.) and General Electric Capital
                 Corporation and other credit parties signatory thereto ************

 27              Financial Data Schedule *

 99.1 Press Release issued by Radiologix, Inc. on September 24, 1999 announcing its change of corporate name from American Physician
                 Partners, Inc. **********

 99.2 Certificate of Ownership and Merger of Radiologix, Inc. with and into American Physician Partners, Inc. **********


----------
*           Filed herewith.

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

************   Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-Q filed on August 14, 2000.