Form 10-Q
period 2000-09-30
RADIOLOGIX INC
filed 2000-11-06
CIK 1031329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 CLASS                         OUTSTANDING AT NOVEMBER 1, 2000
                 -----                         -------------------------------
     COMMON STOCK, $0.0001 PAR VALUE                19,506,478  SHARES

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX


FORM 10-Q ITEM                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999......   1

                  Consolidated Statements of Income (Unaudited) for the three months and nine months
                  ended September 30, 2000 and 1999...........................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the three months and nine months
                  ended September 30, 2000 and 1999...........................................................   3

                  Notes to Consolidated Financial Statements..................................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  16

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................   16

         Item 2.  Changes in Securities and Use of Proceeds...................................................  16

         Item 3.  Defaults Upon Senior Securities.............................................................  16

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  17

         Item 5.  Other Information ..........................................................................  17

         Item 6.  Exhibits and Reports on Form 8-K............................................................  17

SIGNATURES....................................................................................................  18

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                  2000               1999
                                                                               ------------       ------------
                                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents................................................  $      4,704       $      4,302
   Accounts receivable, net of allowances...................................        77,775             61,762
   Due from affiliates .....................................................         8,325              9,671
   Other current assets.....................................................        10,482              9,812
                                                                              ------------       ------------
      Total current assets..................................................       101,286             85,547
PROPERTY AND EQUIPMENT, net of accumulated depreciation.....................        59,629             60,405
INVESTMENTS IN JOINT VENTURES...............................................         7,707              6,369
INTANGIBLE ASSETS, net......................................................        92,997             86,443
DEFERRED FINANCING COSTS, net...............................................         4,085              3,942
OTHER ASSETS................................................................         5,886              2,134
                                                                              ------------       ------------
      Total assets..........................................................  $    271,590       $    244,840
                                                                              ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses....................................  $     18,996       $     16,902
   Accrued physician retention..............................................         9,692              8,642
   Accrued salaries and benefits............................................         3,508              4,985
   Current portion of long-term debt........................................        36,359             22,608
   Current portion of capital lease obligations.............................         6,187              5,484
   Deferred income taxes....................................................         1,651              1,651
   Other current liabilities................................................           158                 94
                                                                              ------------       ------------
      Total current liabilities.............................................        76,551             60,366
DEFERRED INCOME TAXES.......................................................           384                384
LONG-TERM DEBT, net of current portion......................................       142,710            141,992
CAPITAL LEASE OBLIGATIONS, net of current portion...........................        12,207             14,756
OTHER LIABILITIES...........................................................           101                717
                                                                              ------------       ------------
      Total liabilities.....................................................       231,953            218,215

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES.............................         1,548              1,250

STOCKHOLDERS' EQUITY:
   Common stock.............................................................             2                  2
   Additional paid-in capital...............................................          (578)              (590)
   Retained earnings .......................................................        38,665             25,963
                                                                              ------------       ------------
      Total stockholders' equity............................................        38,089             25,375
                                                                              ------------       ------------
      Total liabilities and stockholders' equity............................  $    271,590       $    244,840
                                                                              ============       ============


See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                               2000         1999          2000         1999
                                                            ----------   ---------     ----------   --------
                                                                             (UNAUDITED)
SERVICE FEE REVENUE.......................................  $   62,487   $  52,169    $  183,517   $  142,589

COSTS AND EXPENSES:
  Salaries and benefits...................................      16,654      13,505        48,082       38,128
  Field supplies..........................................       3,120       3,002         9,698        8,321
  Field rent and lease expenses...........................       7,583       5,311        22,251       12,872
  Other field expenses....................................      10,800       8,375        30,958       22,693
  Bad debt expense........................................       5,339       4,923        15,976       13,397
  Corporate general and administrative....................       2,782       2,910         8,332        8,203
  Depreciation and amortization...........................       5,522       5,093        16,430       12,949
  Interest expense, net...................................       4,583       3,383        13,101        8,296
                                                            ----------   ---------    ----------   ----------

INCOME BEFORE TAXES, MINORITY
INTERESTS IN CONSOLIDATED SUBSIDIARIES
AND EQUITY IN EARNINGS OF INVESTMENTS.....................       6,104       5,667        18,689       17,730

EQUITY IN EARNINGS OF INVESTMENTS.........................       1,185         925         3,203        2,481

MINORITY INTERESTS IN INCOME OF
CONSOLIDATED SUBSIDIARIES.................................        (225)       (237)         (735)        (672)
                                                            ----------   ---------    ----------   ----------

INCOME BEFORE TAXES.......................................       7,064       6,355        21,157       19,539

INCOME TAX EXPENSE........................................       2,818       2,520         8,455        7,532
                                                            ----------   ---------    ----------   ----------

NET INCOME   ............................................   $    4,246    $   3,835   $    12,702   $   12,007
                                                            ==========    =========   ===========   ==========

NET INCOME PER COMMON SHARE
  Basic...................................................  $     0.22    $     0.20   $     0.65   $      0.62
  Diluted.................................................  $     0.20    $     0.19   $     0.61   $      0.60

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic...................................................      19,506        19,311       19,491        19,301
  Diluted.................................................      22,143        21,246       22,098        20,238


See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                             FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                 2000       1999          2000         1999
                                                             ----------   ---------    ----------   ----------
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $    4,246   $   3,835    $   12,702   $   12,007
  Minority interests.......................................         225         237           735          672
  Depreciation and amortization............................       5,522       5,093        16,430       12,949
  Equity in earnings of investments........................      (1,185)       (925)       (3,203)      (2,481)
  Accounts receivable, net.................................      (4,544)     (8,617)      (16,013)     (20,257)
  Current assets, net......................................        (676)     (2,123)       (3,539)        (531)
  Accounts payable and accrued liabilities, net............      (2,675)      1,981         3,237         (716)
                                                             ----------   ---------    ----------   ----------
            Net cash provided by (used in)
            operating activities...........................         913        (519)       10,349        1,643
                                                             ----------   ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................      (4,510)     (4,421)      (12,188)     (22,200)
  Cash paid for acquisitions...............................        (878)    (18,051)       (9,788)     (24,641)
  Joint ventures...........................................         813         495         1,445          914
                                                             ----------   ---------    ----------   ----------
            Net cash used in investing activities..........      (4,575)    (21,977)      (20,531)     (45,927)
                                                             ----------  ---------    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt, net......................................       4,925      27,516        15,359       47,230
  Payments on capital leases...............................      (1,888)       (961)       (4,783)      (2,081)
  Other....................................................          (4)          2             8            2
                                                             ----------  ----------    ----------   ----------
            Net cash provided by financing activities......       3,033      26,557        10,584       45,151
                                                             ----------  ----------    ----------   ----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS.......................................        (629)      4,061           402          867

CASH AND CASH EQUIVALENTS, beginning of period............        5,333       3,291         4,302        6,485
                                                             ----------  ----------   -----------  -----------

CASH AND CASH EQUIVALENTS, end of period..................   $   4,704   $   7,352    $    4,704   $    7,352
                                                             =========   =========    ==========   ==========


See accompanying notes to unaudited condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL:

         Radiologix, Inc. (together with its subsidiaries, "Radiologix" or the "Company"), a Delaware corporation, is the leading provider of radiology services in the United States through its ownership and operation of technologically advanced, multi-modality outpatient diagnostic imaging centers. As of September 30, 2000, the Company operates 124 technologically advanced, multi-modality diagnostic imaging centers located in 18 states and the District of Columbia. The Company's full-service imaging centers typically offer a broad array of diagnostic imaging modalities such as x-ray, magnetic resonance imaging ("MRI"), computed tomography ("CT"), mammography, dual energy x-ray absorptiometry ("DEXA"), ultrasound, nuclear medicine and positron emission tomography ("PET"), as well as general radiography and fluoroscopy. Physicians use the diagnostic images which result from these procedures and the radiology reports based on the images to diagnose and manage diseases and injuries of their patients. Ordering physicians rely extensively on this type of diagnostic information in making health care treatment decisions. Radiologix's imaging centers have concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington D.C.

         On August 23, 2000, the Company announced it had entered into a definitive agreement with Saunders Karp & Megrue to effect a recapitalization of the Company. On September 12, 2000, the Company entered into an amended and restated merger agreement with SKM-RD Acquisition Corp., a newly formed corporation. At the time of the recapitalization, SKM-RD LLC, an affiliate of Saunders Karp & Megrue, L.P., a Stamford, Connecticut-based private equity investment firm, will own more than 70% of the common stock of SKM-RD Acquisition Corp. Audax-RD LLC, an affiliate of Audax Group, L.P., will won more than 20% of SKM-RD Acquisition Corp. Under the merger agreement, SKM-RD Acquisition Corp. will merge with and into Radiologix, Inc. The merger will be part of the recapitalization of the Company. Upon completion of the merger, affiliates of Saunders Karp & Megrue, L.P. and Audax Group, L.P. and their co-investors will own between 80% and 90% of the Company's common stock. The remaining 10% to 20% of the post-merger common stock will be retained by the Company's executive management and its pre-merger public shareholders. On October 23, 2000, the Company filed with the Securities and Exchange Commission ("SEC") an Amendment No.2 to Form S-4 and as of such date has mailed to its shareholders the proxy statement/prospectus, which includes the disclosure regarding the transaction.

         The accompanying consolidated unaudited financial statements have been prepared by Radiologix pursuant to the rules and regulations of the SEC, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in Radiologix's Form 10-K/A filed with the SEC on October 20, 2000.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      Service fee revenue consists of the following (in thousands):



                                                          For the Three Months Ended        For the Nine Months Ended
                                                                 September 30,                    September 30,
                                                            2000              1999            2000           1999
                                                        -----------       -----------     -----------    ------------
      Professional component........................... $    15,186       $    14,520     $    42,810    $     39,364
      Technical component..............................      47,301            37,649         140,707         103,225
                                                        -----------       -----------     -----------    ------------
                                                        $    62,487       $    52,169     $   183,517    $    142,589
                                                        ===========       ===========     ===========    ============



3.       LONG TERM DEBT

      On August 14, 2000, the Company and the existing bank group amended the Company's bank credit facility (the "Credit Facility") to delay the quarterly principal installments of varying amounts commencing September 30, 2000 to March 31, 2001. The quarterly principal installment payments due for the first eight fiscal quarters, beginning March 31, 2001 are 7.5% of the outstanding balance. Based on the outstanding balance of $158.0 million under the Credit Facility at September 30, 2000, the payment due on March 31, 2001 would be $11.9 million. Under the amended Credit Facility, the bank group holds security interest in all of the Company's and its wholly owned subsidiaries' assets. In addition, the amendment includes additional restrictive covenants including limits on capital expenditures, a review of acquisitions, days sales outstanding maximums and excess cash flow sweeps. At September 30, 2000 the Company is in compliance with these restrictive covenants.

      Under the proposed recapitalization (See Note 1 of the Notes to Consolidated Financial Statements), the Company expects to refinance its existing indebtedness with approximately $250.0 million of new indebtedness. It is expected that the new indebtedness will include a combination of senior, senior subordinated or subordinated debt securities and/or senior secured term loans to be incurred by the Company. In addition, the Company expects to enter into a new $60.0 million, three-year revolving credit facility which the Company expects it will be used for working capital, future acquisitions and other general corporate purposes.

4.   EARNINGS PER SHARE:

      The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible notes using the "if converted" method. The following table sets for the computation of basic and diluted net income per share (in thousands, except per share amounts):



                                                           For the Three Months Ended        For the Six Months Ended
                                                                 September 30,                   September 30,
                                                              2000            1999            2000            1999
                                                          -----------------------------   -----------------------------
        Basic Net Income Per Share:
        Net Income                                             $ 4,246         $ 3,835        $ 12,702        $ 12,007
                                                          =============   =============   =============    ============

        Weighted Average Shares Outstanding
                                                                19,506          19,311          19,491          19,301
                                                          =============   =============   =============    ============

        Basic Net Income Per Share                             $  0.22         $  0.20         $  0.65         $  0.62
                                                          =============   =============   =============    ============

        Diluted Net Income Per Share:
        Net Income                                             $ 4,246         $ 3,835        $ 12,702        $ 12,007
        Interest on Convertible Debentures                         264             154             771             154
                                                          -------------   -------------   -------------    ------------
        Net Income for Diluted Net Income  Per Share           $ 4,510         $ 3,989        $ 13,473        $ 12,161
                                                          =============   =============   =============    ============


        Weighted Average Shares Outstanding                     19,506          19,311          19,491          19,301

        Effect of Dilutive Securities -
         Stock Options and Convertible Debentures                2,637           1,935           2,607             937
                                                          -------------   -------------   -------------    ------------

        Shares for  Diluted Net Income Per Share                22,143          21,246          22,098          20,238
                                                          =============   =============   =============    ============

        Diluted Net Income Per Share                           $  0.20         $  0.19         $  0.61         $  0.60
                                                          =============   =============   =============    ============


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





                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                               Mid-Atlantic       Northeastern         Central       Western
                                 Region (1)        Region (2)         Region (3)    Region (4)   Questar (5)            Total
                              -------------      -------------     --------------  -----------  -----------        -----------------
Service fee revenue             $  71,576          $  45,317         $  21,283      $  21,590    $  23,751            $  183,517
Total operating expenses           47,099             32,004            13,649         16,057       18,156               126,965
                              -------------      -------------     --------------  -----------  -----------        -----------------


                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                               Mid-Atlantic       Northeastern          Central      Western
                                 Region (1)        Region (2)         Region (3)    Region (4)   Questar (5)            Total
                              -------------      -------------     --------------  -----------  -----------        -----------------
Segment contribution            $  24,477          $  13,313         $   7,634          5,533        5,595                56,552
Contribution margin                    34%                29%               36%            26%          24%                   31%
Depreciation and
    amortization expense            4,992              2,416             1,036          1,881        2,091                12,416
Interest expense                    1,139                608               303            511        1,154                 3,715
Segment profit                  $  19,720          $  10,288         $   7,455      $   3,141    $   2,285             $  42,889

Segment assets                  $  54,107          $  42,382         $  22,363      $  19,290    $  26,999             $ 165,141
Expenditures for
   segment assets               $   5,832          $   2,076         $     744      $   1,250    $     548             $  10,450


                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                             (IN THOUSANDS)


                               Mid-Atlantic       Northeastern          Central      Western
                                 Region (1)        Region (2)         Region (3)    Region (4)   Questar (5)            Total
                              -------------      -------------     --------------  -----------  -----------        -----------------
Service fee revenue             $  60,373         $   43,338       $  16,474       $  18,982     $   3,422             $  142,589
Total operating expenses           40,502             29,034          10,148          13,146         2,581                 95,411
                              -------------      -------------     --------------  -----------  -----------        -----------------

Segment contribution               19,871             14,304           6,326           5,836           841                 47,178
Contribution margin                    33%                33%             38%             31%           25%                    33%
Depreciation and
    amortization expense            5,120              2,295             643           1,492           447                  9,997
Interest expense                      997                720             159             557           300                  2,733
Segment profit                  $  14,934         $   11,289        $  6,170      $    3,788     $      75            $    36,256

Segment assets                  $  60,282         $   34,051        $ 17,158      $   17,322     $  18,470            $   147,283
Expenditures for
   segment assets               $  11,182         $    2,021        $  2,693      $    3,271     $      49            $    19,216


(1)      Includes the Mid-Atlantic Market.
(2)      Includes the Finger Lakes and Hudson Valley Markets.
(3)      Includes the South Texas, Treasure Coast and Northeast Kansas Markets.
(4)      Includes the Bay Area Market.
(5) Includes 35 imaging centers as of September 30, 2000 and 27 imaging centers as of September 30, 1999.


                                                                     September 30,
                                                     --------------------------------------------
Reconciliation of profits                                   2000                      1999
                                                     ------------------         -----------------
     Segment profit                                  $           42,889         $          36,256
     Unallocated amounts:
         Corporate general and administrative                    (8,332)                   (8,203)
         Corporate depreciation and amortization                 (4,014)                   (2,951)
         Corporate interest expense                              (9,386)                   (5,563)
                                                     -------------------        -----------------
     Income before taxes                             $           21,157         $          19,539
                                                     ==================         =================


Reconciliation of assets and expenditures                   2000                      1999
                                                     ------------------         -----------------
Assets:
     Segment amounts                                 $          165,141         $         147,283
     Corporate assets (including intangible assets)             106,449                    90,271
                                                     ------------------         -----------------
     Total assets                                    $          271,590         $         237,554
                                                     ==================         =================
Expenditures:
     Segment amounts                                 $           10,450         $          19,216




                                                                     September 30,
                                                     --------------------------------------------
Expenditures:                                               2000                      1999
                                                     ------------------         -----------------

     Corporate expenditures                                       1,738                     2,984
                                                     ------------------         -----------------
     Total expenditures                              $           12,188         $          22,200
                                                     ==================         =================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Radiologix, Inc. was incorporated on April 30, 1996, but conducted no significant operations until our initial public offering and our acquisition of the assets of, and our initial contracts with, certain radiology practices in November 1997.

      As of September 30, 2000, we operate 124 technologically-advanced diagnostic imaging centers located in 18 states and the District of Columbia. We generate approximately 75% of our revenue from fees charged for use of our diagnostic imaging equipment at our facilities, with the remainder coming from fees generated from the provision of administrative, management and information services to the contracted radiology practices and from joint ventures in which we have a minority ownership interest.

      We have two models by which we contract with radiology practices: a comprehensive services model and a technical services model. Under our comprehensive services model, we enter into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of our diagnostic imaging equipment, we provide management services and receive a fee based on the practice group's professional revenue, including revenue derived from outside our diagnostic imaging centers. Under our technical services model, we enter into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) that receives a fee based on cash collections. In connection with the acquisition of diagnostic imaging centers and contracting with radiology practices, we acquire certain tangible and intangible assets and assume certain liabilities of the radiology practices. In both the comprehensive services and technical services models, we own the diagnostic imaging assets, and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. Additionally, in most instances, both the comprehensive services and the technical services models contemplate an incentive technical payout income bonus for the practice group if the technical revenues exceed specified thresholds. We believe each of these models is, and will continue to be, attractive to radiology groups that desire to expand their access to outpatient referrals within a particular market or need management, administrative and information services.

      We include in our consolidated financial statements the revenues, net of amounts retained by physicians, and expenses of the contracted radiology practices. Our service fees equate to a net profit or similar interest in the contracted radiology practices.

      We expect that the expenses we incur in connection with our obligations under our agreements with the contracted radiology practices generally will be the same as the operating costs and expenses that would otherwise have been incurred by the contracted radiology practices, including:

      -  the salaries, wages and benefits of non[cad 220]physician personnel;

      - the medical supply expenses involved in administering the technical aspects of the practices;

      -  the office (general and administrative) expenses of the practices;

      - the depreciation and amortization of assets acquired from the contracted radiology practices; and

      -  certain other items.

      We continually endeavor to control these operating costs and expenses by obtaining purchase discounts which improve economies of scale and by establishing "best practices". In addition to the operating costs and expenses discussed above, we incur certain additional personnel and administrative expenses associated with maintaining our corporate and regional offices that provide management, administrative, marketing and acquisition services.

      On September 12, 2000, Radiologix, Inc. entered into an amended and restated merger agreement with SKM-RD Acquisition Corp., a newly formed corporation which will be owned by the affiliates of Saunders Karp & Megrue, L.P. and Audax Group, L.P. and their co-investors (the "Investor Group") at the time of the merger. Under the merger agreement, SKM-RD Acquisition Corp. will merge with and into Radiologix, Inc. The merger will be part of a recapitalization of Radiologix, Inc. Upon completion of the merger, the Investor Group will own between 80% and 90% of Radiologix, Inc.'s common stock. The remaining 10% to 20% of the post-merger common stock will be retained by Radiologix, Inc.'s executive management and its pre-merger public stockholders.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

SERVICE FEE REVENUE

      Service fee revenue increased $10,318,000 or 19.8% for the three months ended September 30, 2000 to $62,487,000 from $52,169,000 for the three months ended September 30, 1999. Of the increase from 1999 to 2000, $3,957,000 resulted from increased business within existing facilities (8.1% same store increase), $5,554,000 resulted from facilities acquired and developed in 1999, and $807,000 resulted from "tuck-in" acquisitions of imaging centers since the end of the third quarter 1999. The increase in same store revenue is the direct result of increased procedure volume.

FIELD SALARIES AND BENEFITS

      Salaries and benefits increased $3,149,000 or 23.3% for the three months ended September 30, 2000 to $16,654,000 from $13,505,000 for the three months ended September 30, 1999. Of the increase from 1999 to 2000, $1,846,000 resulted from existing facilities. An increase of $1,117,000 resulted from facilities acquired and developed in the latter half of 1999 and the remaining $186,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. The increase in salaries and benefits of $1,846,000 from existing facilities is primarily a direct result of the factors which increased service fee revenue. As a percentage of service fee revenue, these costs were 26.7% and 25.9% in 2000 and 1999, respectively. The increase in salaries and benefits as a percentage of service fee revenue is the result of additonal centers being opened and slight wage pressures in some of our markets.

FIELD SUPPLIES

      Supplies increased $118,000 or 3.9% for the three months ended September 30, 2000 to $3,120,000 from $3,002,000 for the three months ended September 30, 1999. The increase from 1999 to 2000, was offset by a reduction in supply costs of $57,000 at our existing facilities. Supply expense decreased on a same store basis as a result of increasing purchasing power. An increase of $106,000 resulted from facilities acquired and developed in the latter half of 1999 and the remaining $69,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 5.0% and 5.8% in 2000 and 1999, respectively. The decrease in supplies as a percentage of service fee revenue is the result of our increased purchase power

FIELD RENT AND LEASE EXPENSE

      Rent and lease expense increased $2,272,000 or 42.8% for the three months ended September 30, 2000 to $7,583,000 from $5,311,000 for the three months ended September 30, 1999. Of the increase from 1999 to 2000, $773,000 resulted from existing facilities. This increase is attributable to several MRI leases in the Northeast region that are based on a per scan basis. As volume increases, which is evident in the increased same store revenue numbers, equipment lease expense increases due to per scan payment arrangements associated with the higher-end modalities. An increase of $1,162,000 resulted from facilities acquired and developed in the latter half of 1999 and the remaining $337,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 12.1% and 10.2% in 2000 and 1999, respectively.

OTHER FIELD EXPENSES

      Other field expenses, which include repairs and maintenance, service contracts, utilities and communication costs, increased $2,425,000 or 29.0% in the three months ended September 30, 2000 to $10,800,000 from $8,375,000 for the three months ended September 30, 1999. Of the increase from 1999 to 2000, $1,053,000 resulted from existing facilities. An increase of $1,213,000 resulted from facilities acquired and developed in 1999, and $159,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 17.3% and 16.1% in 2000 and 1999, respectively. The increase of $1,053,000 in other field expenses from existing facilities is a direct result of costs associated with the increased service fee revenue.

BAD DEBT EXPENSE

      Bad debt expense increased $416,000 or 8.5% for the three months ended September 30, 2000 to $5,339,000 from $4,923,000 for the three months ended September 30, 1999. This increase is primarily attributable to the increase in revenues. As a percentage of service fee revenue, these costs were 8.5% and 9.4% in 2000 and 1999, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE

      Corporate general and administrative expenses decreased $128,000 or 4.4% for the three months ended September 30, 2000 to $2,782,000 from $2,910,000 for the three months ended September 30, 1999. As a percentage of service fee revenue, these costs were 4.5% and 5.6% in 2000 and 1999, respectively.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $429,000 or 8.4% for the three months ended September 30, 2000 to $5,522,000 from $5,093,000 for the three months ended September 30, 1999. This increase was principally due to amortization of intangible assets resulting from the Company's acquisition of additional facilities and practices. In addition, the Company has continued to buy new equipment to replace older equipment and this upgrade of equipment resulted in increased depreciation expense. As a percentage of service fee revenue, these costs were 8.8% and 9.8% in 2000 and 1999, respectively.

INTEREST EXPENSE, NET

      Interest expense, net increased $1,200,000 or 35.5% for the three months ended September 30, 2000 to $4,583,000 from $3,383,000 for the three months ended September 30, 1999. As a percentage of service fee revenue, these costs were 7.3% and 6.5% in 2000 and 1999, respectively. The increase (as a percentage of service fee revenue) is a result of the Company's acquisitions throughout 1999, an increase in days sales outstanding and the issuance of $20,000,000 of convertible notes to fund the Questar Imaging, Inc. transaction during August 1999, all of which resulted in the Company carrying higher debt levels.

INCOME TAXES

      The Company's effective tax rates for the three months ended September 30, 2000 and 1999 were 40.0%.

NET INCOME

      As a result of the foregoing factors, the Company generated net income of $4,246,000 for the three months ended September 30, 2000, or diluted income per share of $0.20 on 22,143,000 shares outstanding, compared to net income of $3,835,000 for the three months ended September 30, 1999, or diluted income per share of $0.19 on 21,246,000 shares outstanding.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      SERVICE FEE REVENUE

      Service fee revenue increased to $183,517,000 for the nine months ended September 30, 2000 from $142,589,000 for the nine months ended September 30, 1999. Of the increase from 1999 to 2000, $17,034,000 resulted from increased business within existing facilities (12.3% same store increase), $20,144,000 resulted from facilities acquired and developed in 1999 and 2000, and $3,750,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. The increase in same store service fee revenue is the result of increased procedure volume at our diagnostic imaging centers. This increased volume led to an increase in technical fee revenues of 36.3% in comparison to growth of 8.8% in the professional fee revenues. For the nine months ended September 30, 2000, we derived 76.7% of our service fee revenue from providing the technical component of radiology services compared to 72.4% for the period ended September 30, 1999.

      SALARIES AND BENEFITS

      Salaries and benefits increased to $48,082,000 for the nine months ended September 30, 2000 from $38,128,000 for the nine months ended September 30, 1999. Of the increase from 1999 to 2000, $4,805,000 resulted from existing facilities representing a 12.9% same store increase, consistent with the revenue growth of those centers. An increase of $4,100,000 resulted from facilities acquired and developed in 1998 and the remaining $1,049,000 increase resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 26.2% and 26.8% in 2000 and 1999, respectively.

      FIELD SUPPLIES

      Supplies increased to $9,698,000 for the nine months ended September 30, 2000 from $8,321,000 for the nine months ended September 30, 1999. Of the increase from 1999 to 2000, $371,000 resulted from increased business within existing facilities, $716,000 resulted from facilities acquired and developed in 1999 and $290,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 5.3% and 5.8% in 2000 and 1999, respectively.

      FIELD RENT AND LEASE EXPENSE

      Rent and lease expense increased to $22,251,000 for the nine months ended September 30, 2000 from $12,872,000 for the nine months ended September 30, 1999. Of the increase from 1999 to 2000, $3,796,000 resulted from existing facilities representing a 31.9% same store increase. This increase is attributable to several MRI leases in the Northeast region. As volume increases on these machines, equipment lease expense increases due to per scan payment arrangements associated with these higher-end modalities. An increase of $4,715,000 resulted from facilities acquired and developed in 1999 and the remaining $868,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 12.1% and 9.0% in 2000 and 1999, respectively.

      OTHER FIELD EXPENSES

      Other field expenses, which include repairs and maintenance, service contracts, utilities and communication costs, increased to $30,958,000 for the nine months ended September 30, 2000 from $22,693,000 for the nine months ended September 30, 1999. Of the increase from 1999 to 2000, $3,726,000 resulted from existing facilities representing a 17.0% same store increase. An increase of $3,916,000 resulted from facilities acquired and developed in 1999, and the remaining $623,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. The increase of $3,726,000 in other field expenses from the existing facilities is the result of the same factors which increased service fee revenue. As a percentage of service fee revenue, these costs were 16.9% and 15.9% in 2000 and 1999, respectively.

      BAD DEBT EXPENSE

      Bad debt expense increased to $15,976,000 for the nine months ended September 30, 2000 from $13,397,000 for the nine months ended September 30, 1999. This increase is primarily attributable to the increase in revenues. As a percentage of service fee revenue, these costs were 8.7% and 9.4% in 2000 and 1999, respectively.

      CORPORATE GENERAL AND ADMINISTRATIVE

      Corporate general and administrative expenses increased to $8,332,000 for the nine months ended September 30, 2000 from $8,203,000 for the nine months ended September 30, 1999. This increase was principally due to the continued development of our infrastructure and the addition of staff related to the Questar transaction. As a percentage of service fee revenue, these costs were 4.5% and 5.8% in 2000 and 1999, respectively.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense increased to $16,430,000 for the nine months ended September 30, 2000 from $12,949,000 for the nine months ended September 30, 1999. This increase was principally due to amortization of goodwill resulting from our acquisition of additional facilities and practices. In addition, we have continued to buy new equipment to replace older equipment. Upgrades of equipment have resulted in increased depreciation expense. As a percentage of service fee revenue, these costs were 9.0% and 9.1% in 2000 and 1999, respectively.

      INTEREST EXPENSE, NET

      Interest expense, net increased to $13,101,000 for the nine months ended September 30, 2000 from $8,296,000 for the nine months ended September 30, 1999. As a percentage of service fee revenue, these costs were 7.1% and 5.8% in 2000 and 1999, respectively. The increase as a percentage of service fee revenue is a result of our acquisitions throughout 1999, resulting in higher debt levels.

      INCOME TAXES

      Our effective tax rates for the nine months ended September 30, 2000 and 1999 were 40.0% and 38.5%, respectively. This increase is primarily due to the non-deductible amortization of goodwill and a shift in state income taxes based on our recent expansions.

      NET INCOME

      As a result of the foregoing factors, the Company generated net income of $12,702,000 for the nine months ended September 30, 2000, or diluted income per share of $0.61 on 22,098,000 shares outstanding, compared to net income of $12,007,000 for the nine months ended September 30, 1999, or diluted income per share of $0.60 on 20,238,000 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2000, we had $24,735,000 in working capital, a decrease of $446,000 from December 31, 1999. Our principal sources of liquidity consist of cash and cash equivalents aggregating $4,704,000, net accounts receivable of $77,775,000, and approximately $2,000,000 in borrowing capacity under our existing credit facility.

      For the nine months ended September 30, 2000, cash of $10,349,000 was provided by operations. Cash of $20,531,000 was used in investing activities for the nine months ended September 30, 2000. We invested $9,788,000 for acquisitions, and $12,188,000 for the purchase of property and equipment. Cash of $10,584,000 was provided by financing activities for the nine months ended September 30, 2000. We invested approximately $7,000,0000 in the development of certain Questar centers.

      On November 26, 1997, we entered into the existing credit facility which, as amended, provides for revolving loans of up to $160,000,000 to be used by us for acquisitions and general working capital needs. We will repay and terminate the existing credit facility as part of the recapitalization.

      On August 1, 1999, we issued a $20.0 million convertible junior subordinated note in connection with the Questar Imaging, Inc. acquisition. The note matures July 31, 2009 and currently bears interest, payable quarterly in cash or payment in kind securities, at 8.0%. We will repay and terminate this note as part of the recapitalization.

      A significant component of our bad debt expense is the result of several non-credit issues, including missing or incorrect billing information on requisitions. We bill a variety of payors, including Medicare, Medicaid, managed care plans and private insurers, all of which have different requirements. We perform the required procedures and report results regardless of incorrect or missing billing information. We subsequently attempt to obtain any missing information and rectify incorrect billing information received from the patient, referring physician or hospital. Missing or incorrect information on requisitions slows the billing process, creates backlogs or unbilled charges and generally increases the aging of accounts receivable. Among many other factors complicating billing are:

      -  pricing differences between our fee schedule and those of payors;

      -  disputes between payors as to which party is responsible for payment;

      -  disparity in coverage among various carriers; and

      - auditing for adherence to specific compliance policies and procedures.

      Ultimately, if all issues are not resolved in a timely manner and payment is not received, the related receivables are charged to the allowance for bad debts.

      The industry as a whole has experienced an increase in days sales outstanding (average days outstanding of accounts receivable), which is mainly due to efforts by payors to improve their cash positions. We have been affected by this industry trend and have increased staffing resources and internal controls to monitor and minimize the effect of this trend on our business. At September 30, 2000, our days sales outstanding was 81.75 days, calculated on a three-month rolling average basis on total amounts billed to payors, net of allowances.

      We currently expect that our capital expenditures will be approximately $19.0 million per year in 2000 and 2001, including maintenance capital expenditures of approximately $13.0 million. We use capital for the following purposes:

      - technological advances or upgrades of existing equipment, including teleradiology;

      - diagnostic imaging equipment for new modalities (such as open MRI, spiral CT and PET);

      - information systems, including our financial accounting system, which we implement at each new diagnostic imaging center as soon as reasonably possible after the center is added to our network; and

      - implementation of telecommunication infrastructure to link voice, data and image transmission capabilities.

Our capital expenditures, however, will be affected by, and may be greater than currently anticipated depending upon, the size and nature of new business opportunities.

      Based upon current operations and the historical results of our subsidiaries, we believe that our cash flow from operations, together with available borrowings under credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments. However, we cannot assure you that we will continue to generate cash flow above current levels.

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

      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Amendment No 2 to Form S-4 dated October 23, 2000, Registration No. 333-45790, including a proxy statement and prospectus.

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


                                              RADIOLOGIX, INC.


Date: November 3, 2000                        /s/ MARK L. WAGAR
                                             -----------------
                                              Mark L. Wagar
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

Date: November 3, 2000                        /s/ DAVID W. YOUNG
                                              ------------------
                                              David W. Young
                                              Vice President of Finance and
                                              Treasurer
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

      The following exhibits are filed with this registration statement or are incorporated by reference to previously filed material.

Exhibit
Number                                  Description
-------         ----------------------------------------------------------------
2               Amended and Restated Agreement and Plan of Merger, dated as of
                September[nb]12, 2000, as amended by and among Radiologix, Inc.,
                SKM-RD LLC and SKM-RD Acquisition Corp. (Appendix A)(8)

3.1             Form of Amended and Restated Certificate of Incorporation of
                Radiologix, Inc. (Appendix D)(8)

3.2             Form of Amended and Restated Bylaws of Radiologix, Inc.(8)

3.3 Form of Stockholders Agreement between Radiologix, Inc. and certain stockholders(8)

3.4 Voting and Exchange Agreement dated as of September 13, 2000, by and among SKM-RD LLC, SKM-RD Acquisition Corp. and certain stockholders(8)

4.1             Form of certificate evidencing ownership of Common Stock of American
                Physician Partners, Inc.(1)

4.2             Form of Convertible Promissory Note of American Physician
                Partners, Inc.(1)

4.3 Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital Partners
                SBIC, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed August 18, 1999).

4.4             Convertible Junior Subordinated Promissory Note dated August 1, 1999 issued to BT Capital Partners SBIC, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed August 18, 1999).

4.5             Certificate of Ownership and Merger of Radiologix, Inc. with and into American Physician Partners, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed October 1, 1999).

10.1            American Physician Partners, Inc. 1996 Stock Option Plan.(1)

10.2            Employment Agreement between American Physician Partners, Inc. and
                Gregory L. Solomon.(1)

10.3            Employment Agreement between American Physician Partners, Inc. and
                Mark S. Martin.(1)

10.4            Employment Agreement between American Physician Partners, Inc. and
                Sami S. Abbasi.(1)

10.5            Employment Agreement between American Physician Partners, Inc. and
                Paul M. Jolas.(1)

10.6            Form of Indemnification Agreement for certain Directors and
                Officers.(2)

10.7            Form of Registration Rights Agreement.(1)

10.8            Service Agreement dated November 26, 1997, by and among American
                Physician Partners, Inc., APPI-Advanced Radiology, Inc. and Carroll
                Imaging Associates, P.A., Diagnostic Imaging Associates, P.A.,
                Drs. Thomas, Wallop, Kim & Lewis, P.A., Drs. Copeland, Hyman and
                Shackman, P.A., Drs. Decarlo, Lyon, Hearn & Pazourek, P.A., Harbor
                Radiologists, P.A., Perilla, Sindler & Associates, P.A.(1)

10.9            Service Agreement dated November 26, 1997, by and among American
                Physician Partners, Inc., Ide Admin Corp. and Ide Imaging
                Group, P.C.(1)


Exhibit
Number                                  Description
-------         ----------------------------------------------------------------
10.10           Service Agreement dated November 26, 1997, by and among American
                Physician Partners, Inc., M & S X-Ray Associates, P.A. and M&S
                Imaging Associates, P.A.(1)

10.11           Service Agreement dated November 26, 1997, by and among American
                Physician Partners, Inc., Rockland Radiological Group, P.C. and
                The Greater Rockland Radiological Group, P.C.(1)

10.12           Service Agreement dated November, by and among American Physician
                Partners, Inc., Advanced Imaging of Orange County, P.C. and The
                Greater Rockland Radiological Group, P.C.(1)

10.13           Service Agreement dated November 26, 1997, by and among American
                Physician Partners, Inc., Central Imaging Associates, P.C. and The
                Greater Rockland Radiological Group, P.C.(1)

10.14           Service Agreement dated November 26, 1997, by and among American
                Physician Partners, Inc., Nyack Magnetic Resonance Imaging, P.C.
                and The Greater Rockland Radiological Group, P.C.(1)

10.15           Service Agreement dated November 26, 1997, by and among American
                Physician Partners, Inc., Pelham Imaging Associates, P.C. and The
                Greater Rockland Radiological Group, P.C.(1)

10.16           Service Agreement dated November 26, 1997, by and among American
                Physician Partners, Inc., Women's Imaging Consultants, P.C. and The
                Greater Rockland Radiological Group, P.C.(1)

10.17           Service Agreement dated November 26, 1997, by and among American
                Physician Partners, Inc., APPI-Pacific Imaging Inc. and PIC Medical
                Group, Inc.(1)

10.18           Service Agreement dated November 26, 1997, by and among American
                Physician Partners, Inc., Radiology and Nuclear Medicine, a
                Professional Association and RNM L.L.C.(1)

10.19           Service Agreement dated November 26, 1997, by and among American
                Physician Partners, Inc., APPI-Valley Radiology, Inc. and Valley
                Radiology Medical Associates, Inc.(1)

10.20           Consulting Agreement between American Physician Partners, Inc. and
                Michael L. Sherman, M.D.(2)

10.21           Office Building Lease Agreement between Dallas Main Center Limited
                Partnership and American Physician Partners, Inc.(2)

10.22           First Amendment to Office Building Lease Agreement between Dallas
                Main Center Limited Partnership and American Physician
                Partners, Inc.(2)

10.24           Consulting Agreement between American Physician Partners, Inc. and
                Lawrence R. Muroff, M.D.(2)

10.25           Side Letter dated November 12, 1997 by and between American
                Physician Partners, Inc. and Lawrence Muroff, M.D.(2)

10.26           Side Letter dated November 12, 1997 by and between American
                Physician Partners, Inc. and Mark Martin.(2)

10.27           Side Letter dated November 12, 1997 by and between American
                Physician Partners, Inc. and Sami Abbasi.(2)

10.28           Side Letter dated November 12, 1997 by and between American
                Physician Partners, Inc. and Gregory L. Solomon.(2)


Exhibit
Number                                  Description
-------         ----------------------------------------------------------------
10.29           First Amendment to Consulting Agreement between American
                Physician Partners, Inc. and Lawrence R. Muroff, M.D.(2)

10.30           Side Letter dated November 12, 1997 by and between American
                Physician Partners, Inc. and Michael Sherman, M.D.(2)

10.31           Side Letter dated November 12, 1997 by and between American
                Physician Partners, Inc. and Paul M. Jolas.(2)

10.32           Side Letter dated November 12, 1997 by and between American
                Physician Partners, Inc. and Derace Schaffer, M.D.(2)

10.33           Side Letter dated November 12, 1997 by and between American
                Physician Partners, Inc. and John Pappajohn.(2)

10.34           Side Letter dated November 12, 1997 by and between American
                Physician Partners, Inc. and Mary Pappajohn.(2)

10.35           Side Letter dated November 12, 1997 by and between American
                Physician Partners, Inc. and Thebes Ltd.(2)

10.36           Side Letter dated November 12, 1997 by and between American
                Physician Partners, Inc. and Halkis Ltd.(2)

10.37           Service Agreement dated January 1, 1998, by and among American
                Physician Partners, Inc., Community Imaging Partners, Inc.,
                Community Radiology Associates, Inc. and Drs. Korsower and Pion
                Radiology, P.A.(3)

10.38           Service Agreement dated April 1, 1998, by and among American
                Physician Partners, Inc., Treasure Coast Imaging Partners, Inc.
                and Radiology Imaging Associates[cad 228]Basilico, Gallagher &
                Raffa, M.D., P.A.(4)

10.39           First Amendment to Credit Agreement and Consent dated May 19,
                1998, by and among American Physician Partners, Inc., General
                Electric Capital Corporation and the other credit parties signatory thereto.(4)

10.40           Employment Agreement between American Physician Partners, Inc. and
                Mark L. Wagar.(4)

10.41           Service Agreement dated September 1, 1998, by and among American
                Physician Partners, Inc., WB&A Imaging Partners, Inc. and WB&A
                Imaging, P.C.(5)

10.42           Office Building Lease Agreement between The Equitable-Nissei Dallas
                Company and Fibreboard Corporation.(5)

10.43           Office Building Sublease Agreement by and between Fibreboard
                Corporation and American Physician Partners, Inc.(5)

10.44           First Amendment to Employment Agreement between American Physician
                Partners, Inc. and Mark L. Wagar.(6)

10.45           First Amendment to Employment Agreement between American Physician
                Partners, Inc. and Mark S. Martin.(6)

10.46           First Amendment to Employment Agreement between American Physician
                Partners, Inc. and Sami S. Abbasi.(6)

10.47           First Amendment to Employment Agreement between American Physician
                Partners, Inc. and Paul M. Jolas.(6)

10.48           Amendment No. 1 to American Physician Partners, Inc. 1996 Stock
                Option Plan.(7)


Exhibit
Number                                  Description
-------         ----------------------------------------------------------------
10.49           Agreement and Plan of Reorganization and Merger, dated June 27,
                1997 by and among American Physician Partners, Inc., Carroll Imaging
                Associates, P.A., Diagnostic Imaging Associates, P.A., Drs. Copeland,
                Hyman and Shackman, P.A., Drs. Decarlo, Lyon, Hearn & Pazourek, P.A.,
                Drs. Thomas, Wallop, Kim & Lewis, P.A., Harbor Radiologists, P.A.,
                and Perilla, Syndler & Associates, P.A. (incorporated by reference to
                Exhibit 2.1 to the Registrant's Registration Statement No. 333-31611
                on Form S-4).

10.50           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., Radiology and
                Nuclear Medicine, A Professional Association (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement No. 333-31611
                on Form S-4).

10.51           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Mid Rockland
                Imaging Associates, P.C. (incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement No. 333-31611 on Form S-4).

10.52           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Rockland
                Radiological Group, P.C. (incorporated by reference to Exhibit 2.4 to the Registrant's Registration Statement No. 333-31611 on Form S-4).

10.53           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Advanced Imaging
                of Orange County, P.C. (incorporated by reference to Exhibit 2.5 to the Registrant's Registration Statement No. 333-31611 on Form S-4).

10.54           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Central Imaging
                Associates, P.C. (incorporated by reference to Exhibit 2.6 to the
                Registrant's Registration Statement No. 333-31611 on Form S-4).

10.55           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Nyack Magnetic
                Resonance Imaging, P.C. (incorporated by reference to Exhibit 2.7 to the Registrant's Registration Statement No. 333-31611 on Form S-4).

10.56           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Pelham Imaging
                Associates, P.C. (incorporated by reference to Exhibit 2.8 to the
                Registrant's Registration Statement No. 333-31611 on Form S-4).

10.57           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Women's Imaging
                Consultants, P.C. (incorporated by reference to Exhibit 2.9 to the
                Registrant's Registration Statement No. 333-31611 on Form S-4).

10.58           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Pacific Imaging
                Consultants, A Medical Group, Inc. (incorporated by reference to
                Exhibit 2.10 to the Registrant's Registration Statement No. 333-31611
                on Form S-4).

10.59           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Total Medical
                Imaging, Inc. (incorporated by reference to Exhibit 2.11 to the
                Registrant's Registration Statement No. 333-31611 on Form S-4).


Exhibit
Number                                  Description
-------         ----------------------------------------------------------------
10.60           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Valley
                Radiologists Medical Group, Inc. (incorporated by reference to
                Exhibit 2.12 to the Registrant's Registration Statement No. 333-31611
                on Form S-4).

10.61           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and The Ide Group,
                P.C. (incorporated by reference to Exhibit 2.13 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.62           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and M&S X-Ray
                Associates, P.A. (incorporated by reference to Exhibit 2.14 to the
                Registrant's Registration Statement No. 333-31611 on Form S-4).

10.63           Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and South Texas MR,
                Inc. (incorporated by reference to Exhibit 2.15 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.64           Agreement and Plan of Exchange, dated June 27, 1997 by and between
                American Physician Partners, Inc., and San Antonio MR, Inc.
                (incorporated by reference to Exhibit 2.16 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.65           Agreement and Plan of Exchange, dated June 27, 1997 by and among
                American Physician Partners, Inc., Lexington MR, Ltd. and the
                Sellers (incorporated by reference to Exhibit 2.17 to the Registrant's Registration Statement No. 333-31611 on Form S-4).

10.66           Agreement and Plan of Exchange, dated June 27, 1997 by and among
                American Physician Partners, Inc., Madison Square Joint Venture and
                the Sellers (incorporated by reference to Exhibit 2.18 to the
                Registrant's Registration Statement No. 333-31611 on Form S-4).

10.67           Agreement and Plan of Exchange, dated June 27, 1997 by and among
                American Physician Partners, Inc., South Texas No. 1 MRI Limited
                Partnership, a Texas limited partnership, and the Sellers
                (incorporated by reference to Exhibit 2.19 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.68           Agreement and Plan of Exchange, dated June 27, 1997 by and among
                American Physician Partners, Inc., San Antonio MRI Partnership
                No. 2 Ltd., a Texas limited partnership, and the Sellers
                (incorporated by reference to Exhibit 2.20 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.69           Agreement and Plan of Exchange, dated June 27, 1997 by and between
                American Physician Partners, Inc., and the Sellers (incorporated by reference to Exhibit 2.21 to the Registrant's Registration Statement
                No. 333-31611 on Form S-4).

10.70           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and among American
                Physician Partners, Inc., Carroll Imaging Associates, P.A.,
                Diagnostic Imaging Associates, P.A., Drs. Thomas, Wallop, Kim &
                Lewis, P.A., Drs. Copeland, Hyman & Shackman, P.A., Drs. DeCarlo,
                Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A., and Perilla,
                Sindler & Associates, P.A. (incorporated by reference to Exhibit 2.22 to the Registrant's Registration Statement No. 333-31611 on Form S-4).

10.71           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and Radiology and Nuclear Medicine, A
                Professional Association (incorporated by reference to Exhibit 2.23 to the Registrant's Registration Statement No. 333-31611 on Form S-4).


Exhibit
Number                                  Description
-------         ----------------------------------------------------------------
10.72           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and Mid Rockland Imaging Associates, P.C.
                (incorporated by reference to Exhibit 2.24 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.73           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and Rockland Radiological Group, P.C.
                (incorporated by reference to Exhibit 2.25 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.74 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Advanced Imaging of
                Orange County, P.C. (incorporated by reference to Exhibit 2.26 to the Registrant's Registration Statement No. 333-31611 on
                Form S-4).

10.75           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and Central Imaging Associates, P.C.
                (incorporated by reference to Exhibit 2.27 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.76           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and Nyack Magnetic Resonance Imaging,
                P.C. (incorporated by reference to Exhibit 2.28 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.77           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and Pelham Imaging Associates, P.C.
                (incorporated by reference to Exhibit 2.29 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.78           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and Women's Imaging Consultants, P.C.
                (incorporated by reference to Exhibit 2.30 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.79           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and Pacific Imaging Consultants, A
                Medical Group, Inc. (incorporated by reference to Exhibit 2.31 to the Registrant's Registration Statement No. 333-31611 on
                Form S-4).

10.80           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and Total Medical Imaging, Inc.
                (incorporated by reference to Exhibit 2.32 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.81           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and Valley Radiologists Medical Group,
                Inc. (incorporated by reference to Exhibit 2.33 to the Registrant's Registration Statement No. 333-31611 on Form S-4).

10.82           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and The Ide Group, P.C. (incorporated by reference to Exhibit 2.34 to the Registrant's Registration
                Statement No. 333-31611 on Form S-4).


Exhibit
Number                                  Description
-------         ----------------------------------------------------------------
10.83           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and M & S X-Ray Associates, P.A.
                (incorporated by reference to Exhibit 2.35 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.84           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and South Texas MR, Inc. (incorporated by reference to Exhibit 2.36 to the Registrant's Registration
                Statement No. 333-31611 on Form S-4).

10.85           Amendment No. 1 to the Agreement and Plan of Reorganization and
                Merger, dated as of September 30, 1997, by and between American
                Physician Partners, Inc., and San Antonio MR, Inc. (incorporated by reference to Exhibit 2.37 to the Registrant's Registration
                Statement No. 333-31611 on Form S-4).

10.86           Amendment No. 1 to the Agreement and Plan of Exchange, dated
                September 30, 1997, by and between American Physician Partners, Inc., and Lexington MR, Ltd. (incorporated by reference to Exhibit 2.38 to the Registrant's Registration Statement No. 333-31611 on Form S-4).

10.87           Amendment No. 1 to the Agreement and Plan of Exchange, dated
                September 30, 1997, by and between American Physician Partners, Inc., and Madison Square Joint Venture (incorporated by reference to
                Exhibit 2.39 to the Registrant's Registration Statement No. 333-31611
                on Form S-4).

10.88           Amendment No. 1 to the Agreement and Plan of Exchange, dated
                September 30, 1997, by and between American Physician Partners, Inc., and South Texas No. 1 MRI Limited Partnership (incorporated by reference to Exhibit 2.40 to the Registrant's Registration Statement
                No. 333-31611 on Form S-4).

10.89           Amendment No. 1 to the Agreement and Plan of Exchange, dated
                September 30, 1997, by and between American Physician Partners, Inc., and San Antonio MRI Partnership No. 2, Ltd. (incorporated by reference to Exhibit 2.41 to the Registrant's Registration Statement
                No. 333-31611 on Form S-4).

10.90           Asset Purchase Agreement, dated as of January 1, 1998, by and among
                American Physician Partners, Inc., Community Radiology Associates,
                Inc., Drs. Korsower and Pion Radiology, P.A., and the Principal
                Stockholders (incorporated by reference to Exhibit 2.42 to the
                Registrant's Registration Statement No. 333-31611 on Form S-4).

10.91 Asset Purchase Agreement, dated as of January 12, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners,
                Inc., Questar Imaging, Inc. and Questar Imaging VR, Inc.
                (incorporated by reference to Exhibit 2.43 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.92           Asset Purchase Agreement, dated as of January 23, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners,
                Inc., PAL Imaging Corp. and the Principal Stockholders (incorporated by reference to Exhibit 2.44 to the Registrant's Registration
                Statement No. 333-31611 on Form S-4).

10.93           Asset Purchase Agreement, dated as of April 1, 1998, by and among
                American Physician Partners, Inc., Treasure Coast Imaging Partners,
                Inc. and Radiology Imaging Associates, Basilico, Gallagher and
                Raffa, M.D., P.A. and Robert F. Basilico, M.D., Edward Gallagher,
                M.D., R.J. Raffa, M.D., Joseph T. Charles, M.D., Alex N. Vennos, M.D.,
                and Robin J. Connolly, M.D. (incorporated by reference to Exhibit 2.45 to the Registrant's Registration Statement No. 333-31611 on Form S-4).


Exhibit
Number                                  Description
-------         ----------------------------------------------------------------
10.94           Asset Purchase Agreement, dated as of April 1, 1998, by and among
                American Physician Partners, Inc., Treasure Coast Imaging Partners,
                Inc. and St. Lucie Imaging and Breast Center, Inc. and Robert F.
                Basilico, M.D., Edward Gallagher, M.D., R.J. Raffa, M.D., Joseph T.
                Charles, M.D., Alex N. Vennos, M.D., and Robin J. Connolly, M.D.
                (incorporated by reference to Exhibit 2.46 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.95           Asset Purchase Agreement, dated as of April 28, 1998, by and among
                American Physician Partners, Inc., Valley Imaging Partners, Inc.,
                LXL, Ltd. and the Partners of LXL, Ltd. (incorporated by reference to Exhibit 2.47 to the Registrant's Registration Statement
                No. 333-31611 on Form S-4).

10.96           Asset Purchase Agreement, dated as of June 1, 1998, by and among
                American Physician Partners, Inc., Mid Rockland Imaging Partners, Inc.,
                Empire State Imaging Partners, Inc., RF Management Corp. and Modern
                Medical Modalities Corporation (incorporated by reference to
                Exhibit 2.48 to the Registrant's Registration Statement No. 333-31611
                on Form S-4).

10.97           Asset Purchase Agreement, dated as of June 23, 1998, by and among
                American Physician Partners, Inc., Valley Imaging Partners, Inc.,
                Brewster Imaging Center, Inc. and Each Principal Stockholder
                (incorporated by reference to Exhibit 2.49 to the Registrant's
                Registration Statement No. 333-31611 on Form S-4).

10.98           Asset Purchase Agreement, dated as of June 29, 1998, by and among
                American Physician Partners, Inc., Valley Imaging Partners, Inc.
                and Bryan M. Shieman, M.D., a sole proprietorship d/b/a El Camino
                Center for Osteoporosis and/or ECOO II (incorporated by reference to Exhibit 2.50 to the Registrant's Registration Statement
                No. 333-31611 on Form S-4).

10.99           Stock Purchase Agreement, dated September 1, 1998, by and among
                American Physician Partners, Inc., WB&A Imaging Partners, Inc. and
                Vimla Bhooshan, M.D., John B. DeGrazia, M.D., Edwin Goldstein, M.D.,
                Paul T. Lubar, M.D., Calvin D. Neithamer, M.D., William P.
                O'Grady, M.D., Robert A. Olshaker, M.D., Stanley M. Perl, M.D.,
                Michael S. Usher, M.D., Alan B. Kronthal, M.D., Steven A. Meyers,
                M.D., Victor A. Bracey, M.D. and Larry W. Busching (incorporated by reference to Exhibit 2.51 to the Registrant's Registration Statement
                No. 333-31611 on Form S-4).

10.100          Asset Purchase Agreement, dated September 1, 1998, by and among
                American Physician Partners, Inc., Ormond Imaging Partners, Inc.,
                Magnetic Resonance Imaging Associates Limited Partnership and
                Paul T. Lubar, Stanley M. Perl, Michael S. Usher, John B. DeGrazia,
                Larry W. Busching, Vimla Bhooshan, William P. O'Grady, Robert A.
                Olshaker, and Calvin D. Neithamer (incorporated by reference to
                Exhibit 2.52 to the Registrant's Registration Statement No. 333-31611
                on Form S-4).

10.101          Asset Purchase Agreement, dated September 1, 1998, by and among
                American Physician Partners, Inc., Ormond Imaging Partners, Inc.,
                Duke Associates Limited Partnership and Paul T. Lubar, Stanley M.
                Perl, Michael S. Usher, John B. DeGrazia, Larry W. Busching, Vimla
                Bhooshan, William P. O'Grady, Edwin Goldstein, Robert A. Olshaker,
                Calvin D. Neithamer and Alan J. Kronthal (incorporated by reference to Exhibit 2.53 to the Registrant's Registration Statement
                No. 333-31611 on Form S-4).

10.102          Stock Purchase Agreement effective as of August 1, 1999 by and among
                American Physician Partners, Inc., Questar Imaging, Inc. and the
                stockholders of Questar Imaging, Inc. (incorporated by reference to
                Exhibit 2.54 to the Registrant's Registration Statement No. 333-31611
                on Form S-4).


Exhibit
Number                                  Description
-------         ----------------------------------------------------------------
10.103          Form of Employment Agreement between Radiologix, Inc. and Mark L.
                Wagar.(8)

10.104          Form of Employment Agreement between Radiologix, Inc. and Mark S.
                Martin.(8)

10.105          Form of Employment Agreement between Radiologix, Inc. and Paul M.
                Jolas.(8)

10.106          Form of Radiologix 2000 Stock Option Plan(8)

10.107          Form of Advisory Services Agreement between Radiologix, Inc., SKM-RD LLC and Audax Management Company LLC.(8)

27              Financial Data Schedule*

----------------

*   Filed herewith.

(1) Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-31611 on Form S-4.

(2) Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-30205 on Form S[cad 220]1.

(3) Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10[cad 220]Q filed on May 15, 1998.

(4) Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10[cad 220]Q filed on August 14, 1998.

(5) Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10[cad 220]Q filed on November 13, 1998.

(6) Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10[cad 220]Q filed on May 17, 1999.

(7) Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-Q filed on August 16, 1999.

(8) Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement No. 333-45790 on Form S-4.