Form 10-K405
period 2000-12-31
RADIOLOGIX INC
filed 2001-04-02
CIK 1031329

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000          COMMISSION FILE NO. 0-23311

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

Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
       Common Stock, $0.0001 Par Value                    American Stock Exchange

Securities registered Pursuant to Section 12(g) of the Act:       None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $91,293,820, based on the closing sales price of $4.90 of the registrant's Common Stock on the American Stock Exchange on March 30, 2001.

     As of March 30, 2001, 19,507,428 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the Annual Meeting of Stockholders of the registrant to be held during 2001 are incorporated by reference in Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                RADIOLOGIX, INC.

                               TABLE OF CONTENTS

FORM 10-K ITEM                                                                           PAGE
- --------------                                                                           ----
PART I.
                Item 1.   Business....................................................     3
                Item 2.   Properties..................................................    16
                Item 3.   Legal Proceedings...........................................    16
                Item 4.   Submission of Matters to a Vote of Security Holders.........    17
PART II.
                Item 5.   Market for Registrant's Common Stock and Related Stockholder
                            Matters...................................................    18
                Item 6.   Selected Consolidated Financial Data........................    19
                Item 7.   Management's Discussion and Analysis of Financial Condition
                            and Results of Operations.................................    21
                Item 7A.  Quantitative and Qualitative Disclosures About Market
                            Risk. ....................................................    35
                Item 8.   Financial Statements and Supplementary Data.................    36
                Item 9.   Changes in and Disagreements with Accountants on Accounting
                            and Financial Disclosure..................................    55
PART III.
                Item 10.  Directors and Executive Officers of the Registrant..........    55
                Item 11.  Executive Compensation......................................    55
                Item 12.  Security Ownership of Certain Beneficial Owners and
                            Management................................................    55
                Item 13.  Certain Relationships and Related Transactions..............    55
PART IV.
                Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
                            8-K.......................................................    56

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Radiologix, Inc. is a leading provider of radiology services in the United States through (i) its ownership and operation of technologically advanced, multi-modality diagnostic imaging centers, and (ii) its provision of administrative, management and other information services to certain radiology business partners. Radiologix derives approximately 75% of its revenues from the production and management of diagnostic images that are utilized by radiologists in preparing written reports. These images and the radiology reports that are based on the images permit ordering physicians to diagnose and manage diseases and injuries more accurately and effectively than would be possible without such clinical information. Ordering physicians rely extensively on this type of diagnostic information in making health care treatment decisions.

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

     During 2000, Radiologix performed approximately 1.7 million imaging procedures for patients at the 124 diagnostic imaging centers owned or operated by Radiologix as of December 31, 2000. Radiologix's diagnostic imaging centers are located in 18 states and the District of Columbia, with concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington D.C.

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

PROPOSED MERGER TRANSACTION

     On August 23, 2000, Radiologix announced it had entered into a definitive agreement with Saunders Karp & Megrue to effect a recapitalization of Radiologix. On September 12, 2000, Radiologix entered into an amended and restated merger agreement with SKM-RD Acquisition Corp., a newly formed corporation. If the recapitalization is completed, SKM-RD LLC, an affiliate of Saunders Karp & Megrue, L.P., a Stamford, Connecticut-based private equity investment firm, will own more than 70% of the common stock of SKM-RD Acquisition Corp. Audax-RD LLC, an affiliate of Audax Group, L.P., will own more than 20% of SKM-RD Acquisition Corp. Under the merger agreement and as part of the recapitalization, SKM-RD Acquisition Corp. will merge with and into Radiologix, Inc. Upon completion of the merger, affiliates of Saunders Karp & Megrue, L.P. and Audax Group, L.P. and their co-investors will own between 80% and 90% of Radiologix's common stock. The remaining 10% to 20% of the post-merger common stock will be retained by Radiologix's executive management and its pre-merger public stockholders. On October 23, 2000, Radiologix filed with the Securities and Exchange Commission ("SEC") an Amendment No. 2 to Form S-4 and mailed to its stockholders the proxy statement/prospectus, which includes the disclosure regarding the transaction. Radiologix stockholders approved the merger agreement at the special meeting of stockholders held on November 21, 2000. On January 2, 2001, Radiologix announced that it had extended the deadline for the completion of the proposed merger with SKM-RD Acquisition Corp. to June 29, 2001.

     Radiologix is continuing to work with Saunders Karp and Megrue, L.P. in seeking financing for the merger. Radiologix's stockholders approved the merger transaction on November 21, 2000. The closing of the merger is subject to various terms and conditions, including receipt of financing, there being no material adverse change in Radiologix's financial performance or condition, and existing stockholders holding between 10 and 20 percent of Radiologix's equity immediately following the merger. Given present market conditions and Radiologix's financial performance during the fourth quarter of 2000, there can be no assurance that the merger will occur.

AMENDMENT TO CREDIT FACILITY

     On March 30, 2001, Radiologix and the existing bank group amended the bank credit facility. In concurrence with the credit facility amendment, the technical default was waived. Under the terms of the amended credit facility, the $160,000,000 of borrowings will consist of a $100,000,000 Term Loan and a $60,000,000 revolving credit facility, including a $5,000,000 Swing Line Facility. In addition, under the terms of the new amendment the quarterly principal installments of varying amounts will be delayed from commencing March 31, 2001 to June 30, 2001. Scheduled principal installments for 2001 have been reduced from $47,100,000 under the prior amended agreement to $12,000,000 under the new amendment. Each of the facilities will terminate on November 26, 2003. The interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.00% to 4.00% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 2.00% to 3.00%. In each case, the applicable margin varies based on financial ratios maintained by Radiologix. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including maximum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the credit facility are secured by all service agreements, which Radiologix is, or becomes a party to, a pledge of the stock of Radiologix's subsidiaries, and all of Radiologix's and its wholly-owned subsidiaries' assets.

RADIOLOGY MARKET OVERVIEW

     The Health Care Financing Administration estimates that national health care spending in 1999 was approximately $1.2 trillion. According to the American College of Radiology, over 300 million diagnostic imaging procedures were performed in the United States during 2000, generating revenues of over $60 billion. Diagnostic imaging, including interventional radiology procedures, accounted for approximately 82% of the aggregate amount spent on radiological services performed in the United States, with radiation oncology services accounting for approximately 18%.

     There are approximately 3,150 free-standing diagnostic imaging centers and several thousand hospital outpatient diagnostic imaging departments in the United States. Professional radiology services are provided by radiologists, general practitioners and other specialists. There are approximately 3,200 radiology groups in the United States comprised of approximately 27,000 practicing radiologists. These groups have a typical size of six members, but vary in size up to approximately 100 physicians serving a specific market.

OPERATIONS

Diagnostic Imaging Facilities

     As of December 31, 2000, Radiologix owned 88 diagnostic imaging centers and operated and managed 22 additional diagnostic imaging centers through joint venture relationships. Information related to these 110 diagnostic imaging centers, and information about 14 other sites at which Radiologix provides diagnostic imaging equipment, management services or employees, is set forth below and is provided as of December 31, 2000:

                                                              DIAGNOSTIC IMAGING FACILITIES
                                                             -------------------------------
                                                                           JOINT
                                                              OWNED       VENTURE     OTHER
MARKET AREAS AND SEGMENTS                                    CENTERS    CENTERS(1)    SITES
- -------------------------                                    --------   -----------   ------
Mid Atlantic(3)............................................     26             10        2(2)
Finger Lakes(4)............................................      6              0        3(2)
Bay Area(5)................................................     18              0        0(2)
South Texas(6).............................................      1              5        0(2)
Northeast Kansas(7)........................................      1              1        0(2)
Hudson Valley(8)...........................................      7              0        5(2)
Treasure Coast(9)..........................................      3              0        0(2)
Questar(10)................................................     26              6        4(11)
                                                                --       --------       --
          Totals...........................................     88             22       14
                                                                ==       ========       ==

 (1) Represents partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by the contracted radiology practices in such market area or a radiology practice that participates in the joint venture.

 (2) Includes locations where Radiologix owns diagnostic imaging equipment and provides professional services to other non-radiology health care providers. As of December 31, 2000, Radiologix had installed Radiologix-owned diagnostic imaging equipment at 10 locations that are not free-standing diagnostic imaging centers owned or operated by Radiologix or by a partnership or limited liability company of which Radiologix served as the general partner or managing member. Examples of these locations include hospital departments where Radiologix had installed diagnostic imaging equipment that Radiologix operates under an agreement with the hospital or health center. These relationships permit Radiologix to provide radiology services to hospitals and health centers without directly competing against a radiology department that is equipped and operated by the hospital or health center.

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

 (5) Encompasses the greater San Francisco/Oakland/San Jose, California metropolitan areas.

 (6) Encompasses the greater San Antonio, Texas metropolitan area.

 (7) Encompasses the Topeka, Kansas and Northeast Kansas area.

 (8) Encompasses Rockland County, New York, and surrounding counties.

 (9) Encompasses St. Lucie County, Florida and surrounding areas.

(10) Includes diagnostic imaging centers in the States of Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Kansas, Minnesota, Missouri, Nebraska, Nevada, Ohio and Pennsylvania that were acquired as part of the Questar acquisition and that have not been integrated into pre-existing Radiologix market areas.

(11) Includes diagnostic imaging centers where Radiologix does not have an ownership interest in the diagnostic imaging equipment, but provides management services or employees.

     As of December 31, 2000, Radiologix was a partner or member in 16 joint ventures formed with hospitals, health systems or radiology practices. These partnerships own and operate 22 diagnostic imaging centers, many of which are located on, or adjacent to, the participating hospital or health center's campus. As the general partner or managing member of 14 of these joint ventures, Radiologix operates the diagnostic imaging centers.

Operation of Facilities

     As part of operating its diagnostic imaging centers, Radiologix purchases and maintains diagnostic imaging equipment, hires and trains employees, schedules patient appointments, processes bills, keeps records and obtains and maintains permits, licenses and insurance.

     Of its 124 diagnostic imaging centers, 80 offer multiple modalities of technologically-advanced diagnostic imaging equipment. The number and type of modalities offered are determined by the demand for such services within their respective market areas. By offering a wide spectrum of modalities, Radiologix markets itself as a full-service provider of diagnostic imaging services.

     Referrals for diagnostic imaging services at Radiologix's facilities are controlled by referring physicians, including primary care physicians and specialists, and are increasingly influenced by individual patients acting as consumers as well as by health systems, managed care organizations, insurers and other entities representing large groups of patients. Offering a wide spectrum of modalities at a diagnostic imaging center enables Radiologix to offer "one-stop shopping" to referring physicians and patients. For example, a physician may refer a patient for an X-ray. If the X-ray, when interpreted by a radiologist who is providing professional services at the diagnostic imaging center, reveals that further diagnostic imaging (for example, a CT scan) is necessary, the radiologist can confer with the referring physician and the patient can immediately undergo the CT scan. Thus, by offering both X-ray and CT modalities at the diagnostic imaging center, the referring physician and the patient can avoid multiple visits, which may result in increased costs and time delays.

     Managed care organizations, insurers and other entities often represent large groups of patients who are dispersed throughout a wide geographic area. These entities influence referring physicians' decisions by entering into provider agreements with, or otherwise selecting or approving, health care service providers, including radiology service providers. Radiologix's experience is that entities representing large groups of patients often prefer to enter into referral relationships with radiology providers who offer a broad array of radiology services throughout a corresponding geographical area. Radiologix has developed its diagnostic imaging networks, in part, to be qualified to be the single supplier or a preferred provider for these entities so that they will select or approve Radiologix more frequently and thus will influence physicians to refer patients to Radiologix's centers.

     To increase the convenience of Radiologix's diagnostic imaging centers to patients, Radiologix implements market area-wide scheduling systems where practical. Under these systems, each diagnostic imaging center in a market area can access the patient appointment calendar of other centers in the market area. Each center also can schedule patient appointments at every other facility within the network. This system permits each of Radiologix's centers within a market area to efficiently allocate time available at its diagnostic imaging centers within that market area and to meet patients' appointment time, date or location preferences.

     Radiologix focuses on providing quality patient service to ensure patient and referring physician satisfaction. Radiologix's development of comprehensive radiology networks permits Radiologix to invest in technologically-advanced radiology equipment, including MRI, open MRI, spiral CT and PET, as well as equipment to offer teleradiology services in certain markets. When appropriate, Radiologix provides capital to upgrade existing imaging equipment. Radiologix's consolidation of diagnostic imaging centers into coordinated networks improves response time, increases overall patient accessibility, permits Radiologix to standardize certain customer relations procedures and permits Radiologix to develop "best practices" for its diagnostic imaging centers. Radiologix seeks the input and participation of the contracted radiology practices to which Radiologix provides administrative and management services to develop best practices and to improve productivity and quality of services. By focusing on further improving and, where appropriate, standardizing the operations of its diagnostic imaging centers, Radiologix believes that it can increase patient and referring physician satisfaction, which should lead to increased referrals and increased utilization of Radiologix's diagnostic imaging centers.

     Radiologix has increased the efficiency of its networks by installing teleradiology systems in its markets. Teleradiology permits a physician at one facility to interpret images from imaging equipment located at other facilities. These systems also permit Radiologix to leverage the services of radiology specialists and subspecialists located at one location who can provide professional services to multiple locations within the network. All of Radiologix's markets (excluding the Questar market segment) have teleradiology systems. These systems permit the contracted radiology practices to offer 24-hour professional radiology services to hospitals and other locations equipped with Radiologix's teleradiology equipment. Prior to the installation of the teleradiology network, continuous on-site staffing may not have been appropriate. Teleradiology systems are attractive to referring physicians and hospitals since they receive timely radiology interpretations from a radiologist outside of normal business hours or on weekends or holidays. These systems are attractive to radiologists since they utilize one radiologist to cover multiple sites and avoid on-site staffing or call coverage at each site during these periods.

     Radiologix utilizes capital for its radiology and imaging center networks, as appropriate, for the following purposes:

     - technological advances, including upgraded diagnostic imaging equipment;

     - imaging equipment for new modalities (such as open MRI, spiral CT and PET);

     - information systems, including Radiologix's financial accounting system, which Radiologix implements at each new imaging center as soon as reasonably possible after the center is added to Radiologix's networks; and

     - implementation of technologies to link voice, data and image transmission capabilities.

The Contracted Radiology Practices

     Radiologix contracts with radiology practices for them to provide professional interpretive services which consist of the supervision, performance and interpretation of radiological procedures, including those performed in Radiologix's diagnostic imaging centers. Radiologix does not engage in the practice of medicine directly or through the employment of physicians. The radiology practices maintain full control over the provision of professional radiological services. The contracted radiology practices are selected based on a variety of factors, including: physician and practice credentials and reputation, competitive market position; sub-specialty mix of physicians; historical financial performance and growth potential; and willingness to embrace Radiologix's strategy for the delivery of radiology services.

     Radiologix has two models by which Radiologix contracts with radiology practices: a comprehensive services model and a technical services model. Under Radiologix's comprehensive services model, Radiologix enters into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of Radiologix's diagnostic imaging equipment, Radiologix provides management services and receives a fee based on the practice group's professional revenue, including revenue derived from outside Radiologix's diagnostic imaging centers. Under Radiologix's technical services model, Radiologix enters into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) that receives a fee based on cash collections. In connection with the acquisition of diagnostic imaging centers and contracting with radiology practices, Radiologix acquires certain tangible and intangible assets and assumes certain liabilities of the radiology practices. In both the comprehensive services and technical services models, Radiologix owns diagnostic imaging assets, and, therefore, receives 100% of the technical reimbursements associated with imaging procedures. Additionally, in most instances, both the comprehensive services and the technical services models contemplate an incentive technical payout income bonus for the practice group if the technical revenues exceed specified thresholds. Radiologix believes each of these models is, and will continue to be, attractive to radiology groups that desire to expand their access to outpatient referrals within a particular market or need management, administrative and information services.

     In addition, the agreements with the radiology practices under Radiologix's comprehensive services model contains provisions whereby both Radiologix and each radiology practice have agreed to certain restrictions on accepting or pursuing radiology opportunities within a 5 to 15-mile radius of any of Radiologix's owned, operated or managed diagnostic imaging centers at which the radiology practice provides professional radiology services or any hospital at which the radiology practice provides on-site professional radiology services. Each of these agreements also restricts the applicable radiology practice from competing with Radiologix and Radiologix's other contracted radiology practices within a specified geographic area during the term of the agreement. In addition, the agreements require the radiology practices to enter into and enforce agreements with their owners and full-time radiologists at each radiology practice (subject to certain exceptions) that include covenants not to compete with Radiologix for a period of two years after termination of employment or ownership, as applicable.

     Under Radiologix's comprehensive services model, Radiologix has the right to terminate each agreement if the radiology practice or a physician employee of the contracted radiology practice engages in conduct, or is formally accused of conduct, for which the physician employee's license to practice medicine reasonably would be expected to be subject to revocation or suspension or is otherwise disciplined by any licensing, regulatory or professional entity or institution, the result of any of which (in the absence of termination of this physician or other action to monitor or cure this act or conduct) does or reasonably would be expected to adversely affect the radiology practice. In addition, Radiologix may terminate each of these agreements if, during the first five years of the agreement, more than 33 1/3% of the total number of physicians employed or retained by the practice are no longer employed or retained by such practice other than because of certain events, including death, permanent disability, pre-qualified retirement or involuntary loss of hospital contracts or privileges.

     Under Radiologix's comprehensive services model, upon termination of an agreement with a radiology practice, depending upon the termination event, Radiologix may have the right to require the radiology practice to purchase and assume, or the radiology practice may have the right to require us to sell, assign and transfer to it, the assets and related liabilities and obligations associated with the professional and technical radiology services provided by the radiology practice immediately prior to the termination. The purchase price for such assets, liabilities and obligations will be the lesser of their fair market value or the return of the consideration received in the acquisition; provided, however, that the purchase price shall not be less than the net book value of the assets being purchased.

     Under Radiologix's technical services model, Radiologix generally has the right to terminate the agreement if a contracted radiology practice loses the licenses required to perform the service obligations under the agreement, violated non-compete provisions relating to the modalities offered, or if certain net income thresholds are not met.

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

     The principal diagnostic imaging modalities include the following, all of which are non-invasive:

          General Radiology: X-Ray and Fluoroscopy. X-rays utilize roentgen rays to penetrate the body and record images of organs and structures on film. Fluoroscopy utilizes ionizing radiation combined with a video viewing system for real time monitoring of organs. X-ray and fluoroscopy are the most frequently used imaging modalities. Digital X-ray systems add computer image processing capability to traditional X-ray images.

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

  Trends In Radiology

     Technological Advancements. Radiologix believes that advances in technology, including the development and continued enhancements of CT, MRI, ultrasound, nuclear medicine, PET and interventional radiology have contributed to the growth of the diagnostic imaging industry. These technological advances have resulted in increased professional and technical utilization and have produced diagnostic procedures that are safer, more accurate and less invasive than techniques previously utilized. While traditional x-rays continue to be the primary imaging modality based on the number of procedures performed, the use of advanced diagnostic imaging modalities such as MRI and CT has increased rapidly in recent years because these modalities allow physicians to diagnose a wide variety of diseases and injuries quickly and accurately without exploratory surgery or other surgical or invasive procedures, which are usually more expensive, involve greater risk to the patient and result in longer rehabilitation time. As a result, hospital days are shortened or eliminated and time lost from work is significantly reduced. In addition, diagnostic imaging is increasingly used as a screening tool for preventive care. Radiologix believes that future technological advances will continue to enhance the ability of radiologists to diagnose and influence treatment, thereby lowering overall health care costs.

     Recent technological advancements include: magnetic resonance spectroscopy, which can differentiate malignant from benign lesions; magnetic resonance angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels; spiral computed tomography, which produces three-dimensional images of body parts; monoclonal antibody studies utilizing nuclear medicine to localize certain cancers that would otherwise be difficult to detect or treat; and the development of teleradiology, which digitally transmits radiological images from one location to another for interpretation. Radiologix believes that the utilization of both the diagnostic and therapeutic capabilities of radiology will continue to increase because of its cost-effective, time-efficient and risk/benefit advantages over alternative procedures (including surgery) and that newer technologies and future technological advancements will result in further sub-specialization and increased utilization of professional and technical radiological services.

     Reimbursement Patterns. Payment for radiology services comes primarily from third-party payors such as private insurers (including traditional indemnity insurance plans), managed care plans (including HMOs and PPOs) and governmental payors (including Medicare and Medicaid). Historically, radiologists and other physicians generally provided medical services on a fee-for-service basis. As managed care entities and other payors have focused on providing care in a more cost-effective manner, they have demanded and received significant discounts from fee-for-service rates charged for radiological procedures. As a result, physicians have seen a decrease in per procedure reimbursements from managed care and governmental entities for such procedures. Certain third-party payors have focused on shifting more of the financial risk for the provision of cost-effective services to providers through capitation and other risk-sharing arrangements. Significant changes of this type will require Radiologix to become more actively involved in assisting its contracted radiology practices in developing practice guidelines and appropriateness criteria and managing the utilization of radiological procedures. Radiologix believes that the shift in financial risk from payors to providers decreases the attractiveness of under-utilized imaging equipment within a general practitioner's or specialist's office or in hospitals and will accelerate the centralization of resources to high-volume centers.

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

     Trends in Radiology Organizations. Small independent radiology groups and individual practices are typically at a competitive disadvantage to larger associations or networks of radiologists because they lack the capital necessary to (i) expand the geographic coverage of the practice and the imaging modalities offered, (ii) develop state-of-the-art information systems and (iii) purchase costly new imaging technologies, each of which can improve quality of care and reduce costs. Generally, they also lack the cost accounting and quality management systems necessary to allow physicians to price and monitor complex risk-sharing arrangements with third-party payors. Additionally, small to medium-sized groups and individual practices often do not have contractual ties with other providers nor do they have the ability to offer a broad range of subspecialty imaging services. Small practices often have higher operating costs (since overhead must be spread over a relatively small revenue base) and minimal vendor purchasing power. In order to remain competitive in the changing medical service environment, radiologists are beginning to affiliate with or create larger organizations by adding radiologists to their groups, creating or joining a network or an independent physician association or affiliating with a services provider such as Radiologix.

GOVERNMENT REGULATION AND SUPERVISION

General

     The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which Radiologix operates will not change significantly in the future. The ability of Radiologix to operate profitably will depend in part upon Radiologix, the contracted radiology practices and their affiliated physicians obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. Radiologix believes that health care regulations will continue to change and, therefore, intends to monitor developments in health care law and Radiologix expects to modify its operations from time to time as the business and regulatory environment changes. There can be no assurance that Radiologix will be able to modify its operations so as to address changes in the regulatory environment.

Licensing and Certification Laws

     Every state imposes licensing requirements on individual physicians and on certain facilities operated, or services performed, by physicians and others. In addition, federal and state laws regulate HMOs and other managed care organizations with which radiology practices or their affiliated physicians may have contracts. Many states require regulatory approval, including certificates of need and/or licensing, before establishing or expanding certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. In connection with the expansion of existing operations and the entry into new markets, Radiologix, the contracted radiology practices or their affiliated physicians may become subject to additional regulation.

Fee-Splitting; Corporate Practice of Medicine

     The laws of many states (including each of the states in which the contracted radiology practices are located) prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by state courts and by regulatory authorities with broad discretion. Although Radiologix intends to structure its proposed operating structures and methods as described herein so as to comply with existing applicable laws, Radiologix's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that a review of Radiologix's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of Radiologix or that the health care regulatory environment will not change so as to restrict Radiologix's planned operations and expansion. In addition, the regulatory framework of certain jurisdictions may limit Radiologix's expansion into those jurisdictions if Radiologix is unable to modify its operating structure to conform with such regulatory framework.

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

     Radiologix receives fees under the service agreements for management and administrative services, which include contract negotiation and marketing services. Radiologix does not believe it is in a position to make or influence referrals of patients or services reimbursed under the Medicare, Medicaid or other governmental programs to radiology practices or their affiliated physicians, or to receive such referrals; however, it may be considered to be in a position to arrange for items or services reimbursable under a federal health care program. Because the provisions of the federal anti-kickback statute are broadly worded, and have been broadly interpreted by federal courts, and it is possible that the government could take the position that Radiologix's arrangements with its contracted radiology practices implicate the federal anti-kickback law. Violation of the law can result in monetary fines, civil and criminal penalties, and exclusion from government programs, any of which could have an adverse effect on our business and results of operations. While Radiologix's service agreements with its contracted radiology practices will not meet a "safe harbor" to the federal anti-kickback law, Radiologix has sought to structure its agreements to be consistent with fair market value in arms' length transactions for the nature and amount of management and administrative services rendered. For these reasons, Radiologix does not believe that service fees payable to it should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute.

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

     On January 4, 2001, the Health Care Financing Administration, Department of Health and Human Services ("HCFA") published final rules (the "Final Regulations") to implement the Stark law. Under the Final Regulations, radiology and certain other imaging services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Under the Final Regulations, such services include the professional and technical components of any diagnostic test or procedure using x-rays, ultrasound or other imaging services, computerized axial tomography, magnetic resonance imaging, radiation, and diagnostic mammography services (but not screening mammography services). The Final Regulations, however, exclude from designated health services: (i) x-ray, fluoroscopy, or ultrasonic procedures that require the insertion of a needle, catheter, tube, or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, nonradiological medical procedures; and (iii) nuclear medicine procedures from such definition of radiology services and radiation therapy services and supplies "invasive" or "interventional" radiology because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

     The Stark law provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of such radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a "referral" by a "referring physician." If such requirements are met, the Stark law self-referral prohibition would not apply to such services. The effect of the Stark law on the radiology practices, therefore, will depend on the precise scope of services furnished by each such practice's radiologists and whether such services derive from consultations or are self-generated. Radiologix believes that (other than self-referred patients) all of the services covered by the Stark law provided by the contracted radiology practices derive from requests for consultation by non-affiliated physicians. Therefore, Radiologix believes that the Stark law is not implicated by the financial relationships between the contracted radiology practices and Radiologix.

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

Compliance Program

     With the assistance of Radiologix's special health care regulatory counsel, Radiologix implemented a program to monitor compliance with federal and state laws and regulations applicable to health care entities. Radiologix has appointed a compliance officer who is charged with implementing and supervising Radiologix's compliance program, which includes the adoption of (i) "Standards of Conduct" for its employees and affiliates and (ii) an "Ethics Process" that will specify how employees, affiliates and others may report regulatory or ethical concerns to Radiologix's compliance officer. Radiologix believes that its compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services. An important part of Radiologix's compliance program consists of conducting periodic audits of various aspects of its operations, including the contracted radiology practices. Radiologix also conducts mandatory educational programs designed to familiarize its employees with the regulatory requirements and specific elements of Radiologix's compliance program.

Insurance Laws and Regulation

     Certain states have enacted statutes or adopted regulations affecting risk assumption in the health care industry, including statutes and regulations that subject any physician or physician network engaged in risk-based managed care contracting to applicable insurance laws and regulations, which may include, among other things, laws and regulations providing for minimum capital requirements and other safety and soundness requirements. Radiologix believes that it is, and the contracted radiology practices are, currently in compliance with such insurance laws and regulations. However, implementation of additional regulations or compliance requirements could result in substantial costs to Radiologix and the contracted radiology practices. The inability to enter into capitated or other risk-sharing arrangements or the cost of complying with certain applicable laws that would permit expansion of Radiologix's risk-based contracting activities could have a material adverse effect on Radiologix's business, financial condition and results of operations.

Competition

     Radiologix's owned, operated or managed imaging centers and the contracted radiology practices compete with local radiologists and technical imaging service providers, including for-profit and non-profit hospitals and health systems, in each of the markets served by Radiologix. Radiologix believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition among providers for medical services to consumers and that cost, convenience of location, ease of access, prompt scheduling, appropriate modality availability, efficient and professional completion of procedures and speed and accuracy of the radiology reports provided by the contracting radiologists are the principal factors that affect competition. There can be no assurance that Radiologix's owned, operated or managed imaging centers or the radiology practices will be able to compete effectively in the markets that they serve, which inability to compete could adversely affect Radiologix.

     Radiologix believes that the current trends in the hospital industry have resulted in increased competition by radiology groups for hospital contracts. Under Radiologix's comprehensive services model, each of the contracted radiology practices provides radiology services to hospitals. These relationships can be affected through competition with other radiology groups, the outsourcing of the radiology and diagnostic imaging functions within the hospital or closure of the hospital due to consolidation or financial instability. There can be no assurance that each of these contracted radiology practices will maintain current hospital relationships, be able to renew or extend its current arrangements under favorable terms or effectively compete for new relationships.

     Radiologix's primary competition for the acquisition and retention of the assets of, and the provision of management, technical and administrative services to, additional radiology practices, MSOs and imaging centers within its current market areas arises from local entrepreneurs. Nationally, Radiologix's competition for the acquisition of and servicing of such operations is fragmented with no dominant competitor. There are a number of publicly-traded and privately held companies focused primarily on owning or managing imaging centers. There are also publicly-traded and privately held companies that have established operating histories and, in some instances, greater resources than Radiologix that are pursuing the acquisition of general and specialty physician practices and the management of such practices. Some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to those of Radiologix. There can be no assurance that Radiologix will be able to compete effectively with such competitors, or new competitors, to acquire diagnostic imaging centers and businesses, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management, administrative, technical and non-medical services to, radiology practices on terms beneficial to Radiologix or that competitive pressures will not otherwise adversely affect Radiologix.

     Certain hospitals, particularly the larger hospitals, may directly acquire and operate diagnostic imaging and treatment equipment on-site as part of their overall inpatient servicing capability. Historically, smaller hospitals have been reluctant to purchase diagnostic imaging and treatment equipment. This reluctance, however, has encouraged the entry of start-up ventures and more established business operations into the diagnostic services business.

Facilities and Employees

     Radiologix's corporate headquarters are located at 3600 Chase Tower, 2200 Ross Avenue, Dallas, Texas 75201-2776, in approximately 26,000 square feet occupied under a lease which expires on August 31, 2011. As of December 31, 2000, Radiologix had approximately 2,000 employees, approximately 60 of whom are employed at Radiologix's headquarters and regional offices and the remainder of which are employed at Radiologix's diagnostic imaging centers and at the radiology practices. Radiologix believes that its relationship with its employees is good.

Corporate Liability and Insurance

     The contracted radiology practices maintain professional liability insurance coverage primarily on a claims made basis. Such insurance provides coverage for claims asserted when the policy is in effect regardless of when the events that caused the claim occurred. Radiologix has, in some cases, succeeded to certain liabilities of the related radiology practices for claims that occurred prior to the transactions. Radiologix and the contracted radiology practices maintain insurance coverage similar to the coverage previously maintained by the contracted radiology practices.

     In 1997, a law became effective in the state of Texas that permits injured patients to sue health insurance carriers, HMOs and other managed care entities for medical malpractice. There can be no assurance that this law will not increase the cost of liability insurance to Radiologix for services provided in Texas or any other states in which Radiologix does business if similar legislation is adopted in those states.

     The provision of medical services entails an inherent risk of professional malpractice and other similar claims. Radiologix's intent is to not influence or control the practice of medicine by physicians or have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. As a result of the relationship between Radiologix and the contracted radiology practices, however, Radiologix may become subject to medical malpractice actions under various theories, including successor liability. There can be no assurance that claims, suits or complaints relating to services provided by contracted radiology practices will not be asserted against Radiologix in the future. Radiologix maintains insurance coverage that it believes will be adequate. Radiologix anticipates that such insurance will extend to professional liability claims that may be asserted against employees of Radiologix that work on site at radiology practice locations. In addition, pursuant to the agreements with the contracted radiology practices, such practices are required (and Radiologix intends to require any other future contracted radiology practices) to maintain comprehensive professional liability insurance. The availability and cost of such insurance is affected by various factors, many of which are beyond the control of Radiologix and the practices. The cost of such insurance to Radiologix and the contracted radiology practices may have an adverse effect on Radiologix's operations. In addition, successful malpractice or other claims asserted against contracted radiology practices or Radiologix that exceed applicable policy limits could have a material adverse effect on Radiologix.

     The stockholders of the contracted radiology practices have agreed to indemnify Radiologix for certain claims. There can be no assurance that Radiologix will be able to receive payments under any such indemnity agreements or that the failure to fully recover such amounts will not have a material adverse effect on Radiologix's business, financial condition or results of operations.

     The contracted radiology practices are required by the terms of the service agreements to maintain medical malpractice liability insurance consistent with minimum limits mandated in their hospital contracts or by applicable state law. The minimum amounts to be maintained are $1 million per occurrence and $3 million in the aggregate. Radiologix maintains general liability and umbrella coverage of $5 million per occurrence and $5 million in the aggregate. Additionally, Radiologix maintains workers' compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state's specific requirements.

ITEM 2. PROPERTIES.

     Radiologix's corporate headquarters are located at 3600 Chase Tower, 2200 Ross Avenue, Dallas, Texas 75201-2776, in approximately 26,000 square feet occupied under a lease which expires on August 31, 2011.

ITEM 3. LEGAL PROCEEDINGS.

     Radiologix is not currently subject to any material litigation nor, to Radiologix's knowledge, is any material litigation threatened against Radiologix other than routine litigation arising in the ordinary course of business, which litigation is expected to be covered by liability insurance or which is not expected to have a material adverse effect on Radiologix's business, financial condition or results of operations. There can be no assurance that Radiologix will not subsequently be named as a defendant in additional lawsuits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Radiologix held a special meeting of its stockholders on November 21, 2000, to vote on the proposed merger between Radiologix and SKM-RD Acquisition Corp., a newly formed corporation and an affiliate of Saunders Karp & Megrue, L.P. Stockholders cast 13,153,496 votes in favor of the proposed merger and 232,036 votes against the proposed merger. There were 11,807 abstentions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Radiologix's common stock is listed and has been principally traded on the American Stock Exchange since May 10, 2000 under the symbol "RGX." Prior to May 10, 2000, Radiologix's common stock was listed and principally traded on the Nasdaq National Market under the symbol "RDLX." The following table sets forth the high and low bid prices per share of the common stock for each of the years ended December 31, 1999 and 2000 as reported by Nasdaq prior to May 10, 2000 and the American Stock Exchange thereafter, for the periods indicated below:

                                                              HIGH       LOW
                                                              ----       ---
1999
First Quarter...............................................   $7 7/8    $5 3/8
Second Quarter..............................................    9         5
Third Quarter...............................................    8 1/8     5 3/4
Fourth Quarter..............................................    7 15/16   3 7/16
2000
First Quarter...............................................    6 5/8     3 1/8
Second Quarter..............................................    5         3 1/4
Third Quarter...............................................    6 3/8     3 7/16
Fourth Quarter..............................................    7 1/16    3 5/8

     As of the close of business on March 30, 2001, the last reported sales price per share of Radiologix's common stock was $4.90 and there were approximately 209 shareholders of record of the common stock. Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such banks, brokerage houses and clearing companies.

     No cash dividends have been paid on Radiologix's common stock since the organization of Radiologix and Radiologix does not anticipate paying dividends in the foreseeable future. Radiologix currently intends to retain earnings for future growth and expansion opportunities.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated historical financial data of Radiologix is derived from Radiologix's consolidated financial statements for the periods indicated and, as such, reflects the impact of acquired entities from the effective dates of such transactions. The information in the table and the notes thereto should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with Radiologix's consolidated financial statements and notes thereto included elsewhere here in.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
SERVICE FEE REVENUE.........................................  $149,327   $199,700   $246,687
COSTS AND EXPENSES:
  Salaries and benefits.....................................    42,227     52,826     66,567
  Field supplies............................................     8,865     11,630     13,265
  Field rent and lease expense..............................    11,532     18,444     30,191
  Other field expenses......................................    25,311     32,278     45,871(a)
  Bad debt expense..........................................    13,723     18,838     34,389(b)
  Corporate general and administrative......................     9,597     11,192     12,343(c)
  Depreciation and amortization.............................    12,178     18,403     22,118
  Interest expense, net.....................................     7,541     12,357     18,036
                                                              --------   --------   --------
          Total costs and expenses..........................   130,974    175,968    242,780
                                                              --------   --------   --------
Income before taxes, minority interests in consolidated
  subsidiaries and equity in earnings of investments........    18,353     23,732      3,907
Equity in earnings of investments...........................     4,339      3,581      4,274
Minority interests in consolidated subsidiaries.............      (710)      (910)      (948)
                                                              --------   --------   --------
Income before taxes.........................................    21,982     26,403      7,233
Income tax expense..........................................     6,499     10,346      2,900
                                                              --------   --------   --------
Net income..................................................  $ 15,483   $ 16,057   $  4,333
                                                              ========   ========   ========
Earnings Per Share:
  Basic.....................................................  $   0.83   $   0.83   $   0.22
  Diluted...................................................  $   0.80   $   0.80   $   0.22

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Balance Sheet Data:
  Working capital...........................................  $ 19,378   $ 25,181   $ 36,682
  Total assets..............................................   156,639    244,840    268,636
  Long-term debt and capital lease obligations..............   120,211    164,840    175,836
  Convertible notes.........................................        --     20,000     20,000
  Stockholders' equity......................................     8,998     25,375     29,719

(a) Other field expenses for the year ended December 31, 2000 includes a $3,732,000 charge for the write-off in the fourth quarter of 2000 of a note receivable. See Note 2 to consolidated financial statements.

(b) Bad debt expense for the year ended December 31, 2000 includes a $13,268,000 charge recorded in the fourth quarter of 2000. See Note 2 to consolidated financial statements.

(c) Corporate general and administrative for the year ended December 31, 2000 includes $1,772,000 for transaction related costs recorded in the fourth quarter of 2000. See Note 2 to consolidated financial statements.

SUMMARY OF OPERATIONS BY QUARTER

     The following table presents unaudited quarterly operating results for each of Radiologix's last eight fiscal quarters. Radiologix believes that all of the necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                    1999 QUARTER ENDED                        2000 QUARTER ENDED
                          --------------------------------------   -----------------------------------------
                          MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31(*)
                          -------   -------   --------   -------   -------   -------   --------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income
  Data:
  Service fee revenue...  $43,232   $47,188   $52,169    $57,112   $59,251   $61,783   $62,487     $ 63,166
  Income (loss) before
     income taxes.......    6,265     6,920     6,355      6,863     6,784     7,308     7,064      (13,923)
  Net income (loss).....  $ 3,884   $ 4,288   $ 3,835    $ 4,049   $ 4,070   $ 4,385   $ 4,246     $ (8,368)
  Net Income (Loss) Per
     Share:
     Basic..............  $  0.20   $  0.22   $  0.20    $  0.21   $  0.21   $  0.22   $  0.22     $  (0.43)
     Diluted............  $  0.20   $  0.22   $  0.19    $  0.19   $  0.20   $  0.21   $  0.20     $  (0.43)
  Weighted Average
     Shares:
     Basic..............   19,295    19,297    19,311     19,316    19,463    19,502    19,506       19,507
     Diluted............   19,730    19,738    21,246     22,054    22,084    22,067    22,143       19,507

(*) Net loss for the quarter ended December 31, 2000 includes a $13,268 charge for the provision of uncollectible accounts, $3,732 charge for the write-off of a note receivable and a $1,772 charge for transaction related costs. See
    Note 2 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Radiologix is a leading provider of radiology services in the United States through (i) its ownership and operation of technologically advanced, multi-modality diagnostic imaging centers, and (ii) its provision of administrative, management and other information services to certain radiology business partners. Radiologix derives the majority of its service fee revenue from the production and management of the technical component of radiology services performed at Radiologix's free-standing imaging facilities and pursuant to Radiologix's outsourced hospital relationships. In addition, Radiologix also derives service fee revenue from providing administrative, management and information services to radiology practices pursuant to long-term service agreements. For the year ended December 31, 2000, Radiologix derived 75% of its service fee revenue from the ownership, management and operation of its radiology and imaging center network and 25% of its service fee revenue from the administrative, management and information services provided to radiology practices. As of December 31, 2000, Radiologix owned, operated or maintained an ownership interest in imaging equipment at 124 locations and provided management services to ten radiology practices. As of December 31, 2000, Radiologix's imaging centers are located in 18 states, with concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington, D.C.

RESULTS OF OPERATIONS

     During the years ended December 31, 1999 and 2000, Radiologix has focused on the results of operations through the division of its radiology practices into four designated regions of the United States: Mid-Atlantic, Northeastern, Central, and Western regions. In addition, Radiologix focuses on the operations of the imaging centers of Questar Imaging, Inc. initially acquired in August 1999 as a separate operation. Radiologix's operations of the each of the four designated regions, as well as Questar Imaging, Inc., are to provide administrative, management and information services through its ownership and operation of technologically advanced, multi-modality diagnostic imaging centers. Radiologix has divided the operations into the four regions and Questar Imaging, Inc. only for purposes of the division of internal management responsibilities but does not focus on each of these regions as a separate product line or make financial decisions as if they are separate product lines. The Questar Imaging, Inc. operations are looked at as a separate group only from the perspective that the imaging centers of Questar Imaging, Inc. do not have the same type of management service agreement with physicians as Radiologix has with each of the ten contracted radiology practices. In addition, any imaging centers which are in the same market as the operations of the contracted radiology practices are not included in the service agreements of such radiology practices.

     The operating margin for the Mid-Atlantic region of 32% and 34% for the twelve months ended December 31, 2000 and 1999, respectively, remained relatively constant. The operating margin of the Northeastern region decreased to 30% from 34% for the twelve months ended December 31, 2000 and 1999, respectively, as a result of additional lease expense incurred on radiology equipment which was part of the sale-leaseback transaction in December 1999. The operating margin of the Central region of 35% and 34% for the twelve months ended December 31, 2000 and 1999, remained relatively constant. The operating margin for the Western region decreased to 24% from 30% for the twelve months ended December 31, 2000 and 1999, respectively, primarily as a result of the effects of continued managed care pressures and the impact of economic changes related to increased salary costs. The operating margin for Questar Imaging, Inc. of 23% for the twelve months ended December 31, 2000 and 1999, respectively, remained constant. These operating margins as discussed exclude charges recorded in the fourth quarter of 2000 of $13,268,000 for the provision of uncollectible accounts receivable and the $3,732,000 charge for the write-off of a note receivable.

     On August 1, 1999, Radiologix acquired all the outstanding stock of Questar Imaging, Inc. of Tampa, Florida, ("Questar") a private operator of primarily MRI radiology centers. Questar offers magnetic resonance imaging (MRI) and other diagnostic imaging services at 26 centers in 14 states. The total 1999 consideration for the transaction was approximately $18,921,000 in cash, plus the assumption of $16,763,000 in liabilities. The total consideration for all other 1999 acquisitions was approximately $6,485,000 in cash, 50,264 shares of Radiologix's common stock valued at $304,000, plus the assumption of $3,193,000 in liabilities.

     In March 2000, Radiologix completed an acquisition of an imaging center in Osceola, Florida for total consideration of approximately $2,700,000. During 2000, Radiologix continued to complete the development of imaging centers of Questar for total consideration of approximately $5,900,000. Total consideration paid for all other acquisitions and affiliations in 2000 was approximately $1,500,000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Service Fee Revenue

     Service fee revenue increased $46,987,000, to $246,687,000 in 2000 from $199,700,000 in 1999. Of the increase from 1999 to 2000, $17,641,000, resulted from a 9.3% increase in revenues from same store facilities. Same store facilities are facilities that were owned and operated by Radiologix during the twelve months ended December 31, 1999 and 2000. This increase was primarily due to increased procedure volume, a shift in the mix to "high-end" procedures and the addition of new reading contracts and agreements with managed care organizations. Of the remaining increase from 1999 to 2000, $24,170,000 resulted from facilities acquired and developed in 1999 and 2000, and $5,176,000 resulted from "tuck-in" acquisitions of imaging centers during the period.

Salaries and Benefits

     Salaries and benefits increased $13,741,000, to $66,567,000 in 2000 from $52,826,000 in 1999. Of the increase from 1999 to 2000, $7,751,000, resulted from a same store facilities increase of 15.4%. An increase of $4,814,000 resulted from facilities acquired and developed in 1999 and 2000, and the remaining $1,176,000 increase resulted from "tuck-in" acquisitions of imaging centers during 2000. As a percentage of service fee revenue, these costs were 27.0% and 26.5% in 2000 and 1999, respectively.

Field Supplies

     Field supplies increased $1,635,000, to $13,265,000 in 2000 from $11,630,000 in 1999. Of the increase from 1999 to 2000, $451,000, resulted from a same store facilities increase of 4.1%. An increase of $780,000 resulted from facilities acquired and developed in 2000, and the remaining $404,000 resulted from "tuck-in" acquisitions of imaging centers during the period. As a percentage of service fee revenue, these costs were 5.4% and 5.8% in 2000 and 1999, respectively.

Field Rent and Lease Expense

     Field rent and lease expense increased $11,747,000, to $30,191,000 in 2000 from $18,444,000 in 1999. Of the increase from 1999 to 2000, $4,870,000, resulted from a same store facilities increase of 30.1%. The increase is primarily the result of the additional equipment leases entered into during the year and at December 1999. An increase of $5,562,000 resulted from facilities acquired and developed in 2000, and the remaining $1,315,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 12.2% and 9.2% in 2000 and 1999, respectively.

Other Field Expenses

     Other field expenses increased $13,593,000, to $45,871,000 in 2000 from $32,278,000 in 1999. Of the increase from 1999 to 2000, $8,600,000 resulted from existing facilities representing a 28.7% same store increase. An increase of $4,095,000 resulted from facilities acquired and developed in 1999 and 2000, and $898,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 18.6% and 16.2% in 2000 and 1999, respectively. Other field expenses include a $3,732,000 write-off of a note receivable during the fourth quarter of 2000. In addition, other field expenses include repairs and maintenance, service contracts, utilities and communication costs.

Bad Debt Expense

     Bad debt expense increased $15,551,000, to $34,389,000 in 2000 from $18,838,000 in 1999. This increase was primarily due to a $13,268,000 charge recorded in the fourth quarter of 2000 for the provision of uncollectible accounts. Based on an extensive review of its accounts receivable and collection experience, utilizing reports and analyses not previously available, management believes that the estimation process of determining contractual allowances for billed charges needed to be revised and that a portion of its accounts receivable were no longer collectible.

Corporate General and Administrative

     Corporate general and administrative expenses increased $1,151,000, to $12,343,000 in 2000 from $11,192,000 in 1999. As a percentage of service fee revenue, these costs were 5.0% and 5.6% in 2000 and 1999, respectively. The corporate general and administrative expenses include a $1,772,000 charge for transaction related costs recorded during the fourth quarter of 2000.

Depreciation and Amortization

     Depreciation and amortization expense increased $3,715,000, to $22,118,000 in 2000 from $18,403,000 in 1999. This increase was principally due to amortization of intangible assets resulting from Radiologix's acquisition of additional facilities and practices. In addition, Radiologix has continued to buy new equipment to replace older equipment, and this upgrade of equipment resulted in increased depreciation expense. As a percentage of service fee revenue, these costs were 9.0% and 9.2% in 2000 and 1999, respectively.

Interest Expense, net

     Interest expense, net increased $5,679,000, to $18,036,000 in 2000 from $12,357,000 in 1999. As a percentage of service fee revenue, these costs were 7.3% and 6.2% in 2000 and 1999, respectively. The percentage increase is a result of Radiologix's acquisitions throughout 1999, an increase in days sales outstanding in accounts receivable and the issuance of $20,000,000 of convertible notes in August 1999 (see Note 5 to consolidated financial statements) to fund the Questar transaction, all of which resulted in Radiologix carrying higher debt levels.

Income Tax Expense

     Radiologix's effective tax rate for 2000 increased to 40.0% from 39.2% in 1999. The increase is primarily due to the non-deductible amortization of goodwill and a shift in state income taxes based on the Company's recent expansions.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Service Fee Revenue

     Service fee revenue increased $50,373,000 to $199,700,000 in 1999 from $149,327,000 in 1998. Of the increase from 1998 to 1999, $30,909,000 resulted from increased business within existing facilities (21.7% same store increase), which is primarily due to increased procedure volume, a shift in the mix to "high-end" procedures and the addition of new reading contracts and agreements with managed care organizations. Of the remaining increase from 1998 to 1999, $15,722,000 resulted from facilities acquired and developed in 1998 and 1999, and $3,742,000 resulted from "tuck-in" acquisitions of imaging centers during the period.

Salaries and Benefits

     Salaries and benefits increased $10,599,000 to $52,826,000 in 1999 from $42,227,000 in 1998. Of the increase of from 1998 to 1999, $4,619,000 resulted from existing facilities representing an 11.5% same store increase. An increase of $3,998,000 resulted from facilities acquired and developed in 1998 and 1999, and the remaining $1,982,000 increase resulted from "tuck-in" acquisitions of imaging centers during the period. As a percentage of service fee revenue, these costs were 26.5% and 28.3% in 1999 and 1998, respectively.

Field Supplies

     Field supplies increased $2,765,000 to $11,630,000 in 1999 from $8,865,000 in 1998. Of the increase from 1998 to 1999, $1,349,000 resulted from existing facilities representing a 16.3% same store increase. An increase of $825,000 resulted from facilities acquired and developed in 1998 and 1999, and the remaining $591,000 resulted from "tuck-in" acquisitions of imaging centers during the period. As a percentage of service fee revenue, these costs were 5.8% and 5.9% in 1999 and 1998, respectively.

Field Rent and Lease Expense

     Field rent and lease expense increased $6,912,000 to $18,444,000 in 1999 from $11,532,000 in 1998. Of the increase from 1998 to 1999, $3,690,000 resulted from existing facilities representing a 33.5% same store increase. This increase is attributable to several MRI leases in the Northeast region that are based on a per scan basis. As 1999 volume increased, equipment lease expense increased due to per scan payment arrangements associated with these higher-end modalities. An increase of $2,476,000 resulted from facilities acquired and developed in 1998 and 1999 and the remaining $746,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 9.2% and 7.7% in 1999 and 1998, respectively.

Other Field Expenses

     Other field expenses increased $6,967,000, to $32,278,000 in 1999 from $25,311,000 in 1998. Of the increase from 1998 to 1999, $2,987,000 resulted from existing facilities representing a 12.8% same store increase. An increase of $3,182,000 resulted from facilities acquired and developed in 1998 and 1999, and $798,000 resulted from "tuck-in" acquisitions of imaging centers in 1998 and 1999. As a percentage of service fee revenue, these costs were 16.2% and 17.0% in 1999 and 1998, respectively. Other field expenses include repairs and maintenance, service contracts, utilities and communication costs.

Bad Debt Expense

     Bad debt expense increased $5,115,000 to $18,838,000 in 1999 from $13,723,000 in 1998. This increase was primarily due to the increase in service fee revenue. As a percentage of service fee revenue, these expenses were 9.4% and 9.2% in 1999 and 1998, respectively.

Corporate General and Administrative

     Corporate general and administrative expenses increased $1,595,000, to $11,192,000 in 1999 from $9,597,000 in 1998. This increase was principally due to the continued development of Radiologix's infrastructure, the addition of staff related to the Questar transaction (see Note 3 to the consolidated financial statements), and to a limited extent, the expenses associated with system modifications for Year 2001 compliance. As a percentage of service fee revenue, these costs were 5.6% and 6.4% in 1999 and 1998, respectively.

Depreciation and Amortization

     Depreciation and amortization expense increased $6,225,000, to $18,403,000 in 1999 from $12,178,000 in 1998. This increase was principally due to amortization of intangible assets resulting from Radiologix's acquisition of additional facilities and practices. In addition, Radiologix has continued to buy new equipment to replace older equipment, and this upgrade of equipment resulted in increased depreciation expense. As a percentage of service fee revenue, these costs were 9.2% and 8.2% in 1999 and 1998, respectively.

Interest Expense, net

     Interest expense, net increased $4,816,000 to $12,357,000 in 1999 from $7,541,000 in 1998. As a percentage of service fee revenue, these costs were 6.2% and 5.1% in 1999 and 1998, respectively. The percentage increase is a result of Radiologix's acquisitions throughout 1999, an increase in days sales outstanding in accounts receivable and the issuance of $20,000,000 of convertible notes (see Note 5 to consolidated financial statements) to fund the Questar transaction, all of which resulted in Radiologix carrying higher debt levels.

Income Tax Expense

     Radiologix's effective tax rate for 1999 increased to 39.2% from 29.6% in 1998. The increase in the effective tax rate is primarily attributed to acquisitions in which Radiologix has acquired the stock of the acquired entity. In a stock purchase, the goodwill associated with the transaction is not deductible for tax purposes and, therefore, increases the effective tax rate. Radiologix also recognized the income tax benefit for operating losses incurred in 1997 and 1996 during 1998 thereby resulting in a lower effective tax rate in 1998.

Liquidity and Capital Resources

     Net cash provided by operations for the years ended December 31, 1998 and 2000 was $9,950,000 and $13,325,000, respectively. For the year ended December 31, 1999, net cash used in operating activities was $1,462,000. The increase in the cash provided by operations for the year ended December 31, 2000 compared to the year ended December 31, 1999 was primarily due to a significant change in operating assets and liabilities.

     The reduction in the accounts receivable as a result of a $13,268,000 charge for the provision of uncollectible accounts during the fourth quarter of 2000 did not have an impact on Radiologix's liquidity or capital resources. However, the provision for uncollectible accounts reduced working capital at December 31, 2000.

     Net cash used in investing activities for the years ended December 31, 1998, 1999, and 2000 was $63,501,000, $44,957,000 and $23,060,000, respectively.
Purchases of property and equipment during the years ended December 31, 1998, 1999 and 2000 were $12,651,000, $31,458,000 and $14,002,000, respectively.
Proceeds from the sale of equipment during the year ended December 31, 1999 were $10,000,000. For the years ended December 31, 1998, 1999 and 2000 Radiologix paid $52,866,000, $25,406,000 and $10,125,000, respectively, for service agreements and for the purchase of Questar.

     Net cash flows from financing activities for the years ended December 31, 1998, 1999 and 2000 were $55,464,000, $44,236,000 and $9,053,000, respectively.
Borrowings under the credit facility for the years ended December 31, 1998, 1999, and 2000 were used to enter into the service agreements with radiology practices and the acquisition of Questar, purchases of equipment and capital improvements, as well as, working capital needs. At December 31, 2000, Radiologix had outstanding borrowings of $157,000,000 under the credit facility and an additional $21,877,000 outstanding under other credit arrangements.

     On August 14, 2000, Radiologix and the existing bank group amended Radiologix's bank credit facility to delay the quarterly principal installments of varying amounts commencing September 30, 2000 to March 31, 2001. The credit facility provides for revolving loans of up to $160,000,000 of borrowings to be used by Radiologix for acquisitions and general working capital needs. The quarterly principal installment payment due for the first eight fiscal quarters, beginning March 31, 2001 and ending on December 31, 2002, are 7.5% of the outstanding balance. The quarterly principal installment payments of 10.0% of the outstanding balance are due for the last three fiscal quarters, beginning March 31, 2003 and ending on September 30, 2003, with the remaining balance due on November 26, 2003. Based on the outstanding balance of $157,000,000 million under the credit facility at December 31, 2000, the payment due on March 31, 2001 would be $11,775,000 million.

     Under the terms of the amendment, the credit facility expires and all loans thereunder mature on November 26, 2003. Borrowings under the credit facility at any time may not exceed the lesser of $160,000,000 or 3.0 times the consolidated EBITDA of Radiologix, giving pro forma effect to acquisitions made with such borrowings. At Radiologix's option, the interest rate under the credit facility is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 2.25% to 3.25% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 1.25% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by Radiologix. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including maximum fixed charge coverage ratio and maximum leverage ratio, as defined). Under the amended credit facility, the bank group holds security interest in all of Radiologix's and it's wholly-owned subsidiaries' assets. In addition, the amendment includes additional restrictive covenants including capital expenditures, a review of acquisitions, days sales outstanding maximums and excess cash flow sweeps. At December 31, 2000 Radiologix was in technical default of certain covenants under the credit facility's restrictive covenants.

     On March 30, 2001, Radiologix and the existing bank group amended the bank credit facility. In concurrence with the credit facility amendment, the technical default was waived. Under the terms of the amended credit facility, the $160,000,000 of borrowings will consist of a $100,000,000 Term Loan and a $60,000,000 revolving credit facility, including a $5,000,000 Swing Line Facility. In addition, under the terms of the new amendment the quarterly principal installments of varying amounts will be delayed from commencing March 31, 2001 to June 30, 2001. Scheduled principal installments for 2001 have been reduced from $47,100,000 under the prior amended agreement to $12,000,000 under the new amendment. Each of the facilities will terminate on November 26, 2003. The interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.00% to 4.00% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 2.00% to 3.00%. In each case, the applicable margin varies based on financial ratios maintained by Radiologix. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including maximum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the credit facility are secured by all service agreements, which Radiologix is, or becomes a party to, a pledge of the stock of Radiologix's subsidiaries, and all of Radiologix's and its wholly-owned subsidiaries' assets.

     On July 30, 1999, Radiologix entered into a $20,000,000 convertible junior subordinated note (the "Note") in connection with the Securities Purchase Agreement for the Questar acquisition, effective August 1, 1999. The Note matures July 31, 2009 and bears interest, payable quarterly in cash or payment in kind securities, at 8.0%. The principal of the Note is convertible into Radiologix's common stock at the price of $8.625 per share. If by the second anniversary date of the Note the closing price of Radiologix's common stock has not averaged $8.625 for forty five of the sixty day determination period (the "Market Price Event"), the base conversion price will be reset at 87.19% of the initial conversion price. If by the third or fourth anniversary date of the Note the Market Price Event has not occurred, the interest rate will be increased to 8.25% and 8.5%, respectively.

     On August 23, 2000, Radiologix announced it had entered into a definitive agreement with Saunders Karp & Megrue to effect a recapitalization of Radiologix. On September 12, 2000, Radiologix entered into an amended and restated merger agreement with SKM-RD Acquisition Corp., a newly formed corporation. If the recapitalization is completed, SKM-RD LLC, an affiliate of Saunders Karp & Megrue, L.P., a Stamford, Connecticut-based private equity investment firm, will own more than 70% of the common stock of SKM-RD Acquisition Corp. Audax-RD LLC, an affiliate of Audax Group, L.P., would own more than 20% of SKM-RD Acquisition Corp. Under the merger agreement, SKM-RD Acquisition Corp. will merge with and into Radiologix. Upon completion of the merger, affiliates of Saunders Karp & Megrue, L.P. and Audax Group, L.P. and their co-investors will own between 80% and 90% of Radiologix's common stock. The remaining 10% to 20% of the post-merger common stock will be retained by Radiologix's executive management and its pre-merger public stockholders. On October 23, 2000, Radiologix filed with the Securities and Exchange Commission ("SEC") an Amendment No. 2 to Form S-4 and as of such date mailed to its stockholders the proxy statement/prospectus, which includes the disclosure regarding the transaction. Radiologix stockholders approved the merger agreement at the special meeting of stockholders held on November 21, 2000. On January 2, 2001 Radiologix announced that it had extended the deadline for the completion of the proposed merger with SKM-RD Acquisition Corp. to June 29, 2001. Radiologix is continuing to work with Saunders Karp and Megrue, L.P. in seeking financing for the merger. Radiologix's stockholders approved the merger transaction on November 21, 2000. The closing of the merger is subject to various terms and conditions, including receipt of financing, there being no material adverse change in Radiologix's financial performance or condition, and existing stockholders holding between 10 and 20 percent of Radiologix's equity immediately following the merger. Given present market conditions and Radiologix's financial performance during the fourth quarter of 2000, there can be no assurance that the merger will occur.

     Radiologix's ability to accomplish its goals and to execute its business strategy depend on Radiologix's continued ability to access capital on appropriate terms. Radiologix's growth could be limited and its existing operations impaired unless it is able to obtain additional capital through subsequent debt or equity financings. There can be no assurance that borrowing capacity under the credit facility will be available to Radiologix when needed or that Radiologix will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to Radiologix. As a result, there can be no assurance that Radiologix will be able to implement its business strategy successfully. However, management believes that cash flow from operations and other available sources of liquidity will be sufficient to fund Radiologix's operations in the foreseeable future over the next 12 to 18 months.

FORWARD-LOOKING STATEMENTS

     This report contains or may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 including statements of Radiologix's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, are dependent on certain events, risks and uncertainties that may be outside of Radiologix's control. These forward-looking statements may include statements of management's plans and objectives for Radiologix's future operations and statements of future economic performance; Radiologix's capital budget and future capital requirements, and Radiologix meeting its future capital needs; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

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

RISKS RELATING TO RADIOLOGIX

Reliance on Referrals

     Radiologix's radiology services networks depend on referrals from third parties. A substantial portion of these referrals are made by physicians who have no contractual obligation to refer patients to Radiologix's networks. Radiologix generates revenue from fees charged for technical services provided at its owned, operated or managed diagnostic imaging centers and from service fees that it receives from contracted radiology practices. Neither Radiologix nor any of the contracted radiology practices is dependent on any single referral source for a material portion of its revenue. However, if a sufficiently large number of physicians elected at any time to discontinue referring patients to Radiologix's networks, Radiologix's business, financial condition and results of operations would be materially adversely affected.

     Further, non-governmental health care payors have implemented programs to control costs that could limit the ability of physicians to refer patients to Radiologix's owned, operated or managed diagnostic imaging centers. For example, prepaid health care plans, such as health maintenance organizations ("HMOs"), in certain instances provide diagnostic imaging, interventional radiology or radiation oncology services directly or contract with providers and require their enrollees to obtain these services only from these providers. Some insurance companies and self-insured employers also limit such services to contracted providers. These "closed panel" systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside of the system's designated panel of providers. Although Radiologix seeks managed care contracts for the contracted radiology practices and our owned diagnostic imaging facilities, there can be no assurance that Radiologix will be able to compete successfully for managed care contracts against entities with greater resources within a market area.

Limited Operating History; Reliance on Key Personnel

     Prior to November 26, 1997, Radiologix conducted no significant operations and had no revenue while incurring corporate overhead expenses associated with building its management infrastructure. Radiologix's financial statements for the fiscal year ended December 31, 1997, cover a period of only 35 days of operating Radiologix's radiology services business. Although Radiologix now has audited financial statements for the full 12-month periods ended December 31, 1998, 1999 and 2000, Radiologix's limited operating history prior to 1998 may limit Radiologix's ability to prepare accurate projections for future periods, including projections of revenues and expenses. This brief operating history also may limit Radiologix's ability to anticipate the effect that changing economic conditions or other market conditions will have on Radiologix's operations and finances. Radiologix's limited operating history also may increase Radiologix's reliance on its senior executive management, some of whom have extensive experience in managing health care services companies or in developing Radiologix's current financial and operational strategies. Because of the difficulty in finding adequate replacements for such personnel, the loss of the services of any such personnel or Radiologix's inability in the future to attract and retain management and other key personnel could have a material adverse effect on Radiologix's business, financial condition and results of operations. Radiologix does not maintain key man insurance for any of its executive officers.

Potential Need for Additional Capital

     Radiologix utilizes capital to purchase new diagnostic imaging equipment, to upgrade and replace existing equipment, to expand within existing markets and to enter new markets. During 2000, Radiologix expended approximately $14.0 million to purchase, upgrade and replace imaging equipment and related information systems and approximately $10.1 million to make acquisitions and to enter into outsourcing relationships. Radiologix's capital sources have consisted primarily of income from operations, borrowings under Radiologix's credit facility and the $20 million convertible junior subordinated promissory note issued to BT Capital Partners SBIC, L.P. Radiologix's ability to accomplish its goals and to execute its business strategy depend on Radiologix's continued ability to access capital on appropriate terms. Radiologix's growth could be limited and its existing operations impaired unless it is able to obtain additional capital through subsequent debt or equity financings. There can be no assurance that borrowing capacity under the credit facility will be available to Radiologix when needed or that Radiologix will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to Radiologix. As a result, there can be no assurance that Radiologix will be able to implement its business strategy successfully.

Dependence on Radiologists; Risk of Termination of Service Agreements

     Radiologix's diagnostic imaging services include a professional component that must be provided by radiologists who are not directly employed or engaged by Radiologix. Radiologix does not control the radiologists who perform professional services for Radiologix. These radiologists, instead, are employed by the contracted radiology practices that maintain agreements with Radiologix. These agreements have terms of between 10 and 40 years, but may be terminated by either party under certain limited conditions. There can be no assurance that these agreements will not be terminated. Because Radiologix generates a portion of its service fee revenue through these service fees it receives pursuant to these agreements, the termination of any of the radiology practices' service agreements could have a material adverse effect on Radiologix's business, financial condition and results of operations.

     Each contracted radiology practice under Radiologix's comprehensive services model entered into employment agreements with the key radiologists associated with each such practice. The employment agreements generally are for a term of five years. Although Radiologix, in conjunction with the radiology practices, will endeavor to maintain and renew such contracts, in the event a significant number of such radiologists terminate their relationships with such practices, Radiologix's business could be adversely affected. Further, if a significant number of radiologists or other medical service providers become unable or unwilling to continue in their roles, Radiologix's business could be adversely affected. Neither Radiologix nor the radiology practices maintains insurance on the lives of any affiliated physician for the benefit of Radiologix.

Uncertainty Regarding the Enforceability of Noncompetition Provisions

     Each of the contracted radiology practices entered into agreements with the stockholders and full-time radiologists at each radiology practice (subject to certain exceptions) that include covenants not to compete with Radiologix for a period of two years after termination of employment. In most states, a covenant not to compete will be enforced only to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement, does not unreasonably restrain the party against whom enforcement is sought and is not contrary to public interest. This determination is made based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict with certainty whether a court will enforce such a covenant in a given situation. Radiologix also cannot predict with certainty whether Radiologix's interest under the service agreements will be viewed as the type of protectable business interest that would support enforcement of the covenants not to compete. The inability of Radiologix to enforce radiologists' anti-competition covenants could have a material adverse effect on Radiologix's business, financial condition and results of operations.

Risks Associated with Acquisitions and Expansion Strategy

     Radiologix intends to expand through acquisitions within its existing markets, as well as through joint venture and outsourcing relationships. Radiologix also may expand into new geographic markets by acquiring diagnostic imaging centers, entering into joint venture or outsourcing relationships and selective contractual relationships with high-quality, profitable radiology practices. There can be no assurance that Radiologix will be able to expand either within its existing markets or in new markets. In addition, there can be no assurance that any such expansion will be beneficial to the successful implementation of Radiologix's overall strategy or that such expansion will ultimately produce returns that justify the investment by Radiologix.

     Radiologix's ability to expand is dependent upon factors such as its ability (i) to identify attractive and willing candidates for acquisition, (ii) to adapt or amend Radiologix's structure to comply with present or future federal and state legal requirements affecting Radiologix's arrangements with physician practice groups, including state prohibitions on fee-splitting, corporate practice of medicine and referrals to facilities in which physicians have a financial interest, (iii) to obtain regulatory approvals and certificates of need, where necessary, and comply with licensing and certification requirements applicable to Radiologix, the radiology practices and the physicians associated with the contracted radiology practices, including their respective facilities, and (iv) to expand Radiologix's infrastructure and management to accommodate expansion. Acquisitions involve a number of special risks, including possible adverse effects on Radiologix's operating results, diversion of management's attention and resources, failure to retain key acquired personnel, amortization or write-off of acquired intangible assets and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on Radiologix's business, financial condition and results of operations.

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

Potential Liability and Insurance; Legal Proceedings

     The provision of medical services entails an inherent risk of professional malpractice and other similar claims. Although Radiologix intends to structure its relationships with the contracted radiology practices under the service agreements in a manner that will not constitute the practice of medicine, there can be no assurance that claims, suits or complaints relating to services and products provided by the contracted radiology practices will not be asserted against Radiologix in the future. Additionally, Radiologix owns, operates and manages radiology facilities, which exposes Radiologix to professional liability claims. Radiologix maintains insurance policies with coverages that it believes are appropriate in light of the risks attendant to its business. In addition, pursuant to the service agreements, the contracted radiology practices are required to maintain professional liability insurance. Nevertheless, there can be no assurance that successful malpractice or other claims will not be asserted against the contracted radiology practices or Radiologix that exceed the scope of coverage or applicable policy limits or that could otherwise have a material adverse effect on Radiologix's business, financial condition and results of operations.

     The availability and cost of professional liability insurance has been affected by various factors, many of which are beyond the control of Radiologix and the contracted radiology practices. There can be no assurance that adequate liability insurance will be available to Radiologix and the radiology practices in the future at acceptable costs or that the future cost of such insurance to Radiologix and the radiology practices will not have a material adverse effect on Radiologix's business, financial condition and results of operations.

     In connection with the acquisitions of the assets of certain radiology practices, Radiologix assumed and succeeded to substantially all of the obligations of such radiology practices. Further, in connection with the acquisition of the assets of other radiology practices in the future, Radiologix may succeed to some or all of the liabilities of such radiology practices. Therefore, claims may be asserted against Radiologix for events that occurred prior to the acquisition of the assets of radiology practices. In connection with Radiologix's acquisitions, the stockholders of each such radiology practice have agreed to indemnify Radiologix for certain claims. There can be no assurance that Radiologix will be able to receive payment under any such indemnity agreements or that the failure to fully recover such amounts will not have a material adverse effect on Radiologix's business, financial condition and results of operations.

     The physicians employed by the contracted radiology practices are from time to time subject to malpractice claims. Such malpractice claims, if successful, could result in damages which may exceed applicable insurance coverage for such malpractice claims. While each related radiology practice and Radiologix maintains insurance consistent with industry practice, there can be no assurance that the amount of insurance currently maintained by them will satisfy all claims made against them or that a radiology practice or Radiologix will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Further, there are certain claims against the related radiology practices that are not covered by insurance. Radiologix cannot predict the effect that any such claims, regardless of their outcome, might have on its business or reputation.

     Radiologix is not currently subject to any material litigation nor, to Radiologix's knowledge, is any material litigation threatened against Radiologix other than routine litigation arising in the ordinary course of business, which litigation is expected to be covered by liability insurance or which is not expected to have a material adverse effect on Radiologix's business, financial condition or results of operations. There can be no assurance that Radiologix will not subsequently be named as a defendant in additional lawsuits.

Competition

     Radiologix is under competitive pressure to acquire and retain the assets of, and to provide management and administrative services to, additional radiology services providers, radiology practices, MSOs and diagnostic imaging centers. There are a number of publicly-traded companies focused on owning or managing diagnostic imaging centers. Radiologix is aware of at least two privately-held companies focused on professional and technical radiology services. Several companies, both publicly and privately held, that have established operating histories and, in some instances, greater resources than Radiologix are pursuing the acquisition of diagnostic imaging centers and providing radiology services. Additionally, some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to those of Radiologix. There can be no assurance that Radiologix will be able to compete effectively for the acquisition of diagnostic imaging centers, or for contracting with radiology practices, that additional competitors will not enter the market, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management and administrative services to, radiology practices on terms beneficial to Radiologix, or that competitive pressures will not otherwise adversely affect Radiologix.

     The contracted radiology practices and Radiologix's owned, operated or managed diagnostic imaging centers compete with numerous local radiology and imaging service providers. Radiologix believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition among providers for the provision of medical services to consumers. There can be no assurance that the contracted radiology practices and Radiologix's owned, operated or managed imaging centers will be able to compete effectively in the markets they serve, which inability to compete could materially and adversely affect Radiologix's business, financial condition and results of operations.

     Further, the contracted radiology practices will compete with other providers for managed care contracts. Radiologix believes that trends toward managed care have resulted, and will continue to result, in increased competition for such contracts. Other radiology practices and MSOs may have more experience than the contracted radiology practices and Radiologix in obtaining such contracts. There can be no assurance that the contracted radiology practices and Radiologix will be able to obtain future business from managed care entities which will allow Radiologix to compete effectively in the markets they serve, which inability to compete could materially and adversely affect Radiologix's business, financial condition and results of operations.

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

     Radiologix has entered into employment agreements with its four executive officers which contain provisions that require Radiologix to pay certain amounts to such employees upon their termination following certain events, including a change of control of Radiologix. Such agreements may delay or prevent a change of control of Radiologix.

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

Corporate Practice of Medicine; Fee Splitting

     The laws of many states, including each of the states in which the radiology practices are located, prohibit business entities, such as our subsidiaries, from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as the splitting of professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Radiologix's strategy is to acquire certain assets and assume certain liabilities of, and to enter into agreements with radiology practices. Pursuant to the agreements, Radiologix will provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a fee. Radiologix structures its relationships with radiology practices (including the purchase of assets and the provision of services) in a manner that Radiologix believes does not constitute the practice of medicine, the exercise of control over the medical judgments or decisions of the radiology practices or other physicians or violate prohibitions against fee-splitting. There can be no assurance that regulatory authorities or other parties will not assert that Radiologix is engaged in the corporate practice of medicine in such states or that the payment of fees to Radiologix by the radiology practices constitutes fee-splitting or the corporate practice of medicine. If such a claim were successfully asserted, Radiologix could be subject to civil and criminal penalties and could be required to restructure or terminate its contractual arrangements. Such results or the inability of Radiologix to successfully restructure its relationships to comply with such statutes could have a material adverse effect on Radiologix's business, financial condition and results of operations.

Licensing and Certification Laws

     The ownership, construction, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning the licensing of facilities, personnel, certificates of need and other required certificates for certain types of health care facilities and major medical equipment. Although the laws of certain states in which the radiology practices are located do not subject imaging centers to certificate of need or separate licensing requirements as stand-alone imaging centers, the laws of other states in which Radiologix operates limit to some extent Radiologix's ability to acquire new diagnostic imaging equipment or expand or replace its equipment at diagnostic imaging centers in other states. No assurances can be given that the required regulatory approvals for any future acquisitions, expansions or replacements will be granted to Radiologix, and the failure to obtain such approvals could materially and adversely affect Radiologix's business, financial condition and results of operations.

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

Reform Initiatives; Increased Enforcement

     Health care laws and regulations may change significantly in the future. Reform of the health care system is considered by many in the United States to be a national priority. Members of Congress from both parties and the executive branch are continuing to consider many health care reform proposals, some of which are comprehensive and far-reaching in nature. Several states are also currently considering health care proposals. It cannot be predicted what additional action, if any, the federal government or any state may ultimately take with respect to health care reform or when any such action will be taken. Changes resulting from health care reform may bring radical changes in the financing and regulation of the health care industry, which could have a material adverse effect on the way Radiologix operates its business and the results of Radiologix's operations. Moreover, there can be no assurance that applicable federal and state health fraud and abuse laws, or the regulations thereunder, will not be amended.

     Radiologix intends to monitor these developments and modify Radiologix's operations from time to time as the regulatory environment changes. Radiologix cannot assure you, however, that Radiologix will be able to adapt its operations to address new laws or regulations or that new laws and regulations will not adversely affect Radiologix's business. In addition, although Radiologix intends to conduct its operations to comply with applicable federal and state laws, Radiologix cannot assure you that a review of its business by courts or regulatory authorities will not result in determination that could adversely affect its operations or that the health care regulatory environment will not change so as to restrict its operations.

Insurance Laws and Regulations

     Certain states have enacted statutes or adopted regulations affecting risk assumption in the health care industry, including statutes and regulations that subject any physician or physician network engaged in risk-based managed care contracting to applicable insurance laws and regulations, which may include, among other things, laws and regulations providing for minimum capital requirements and other safety and soundness requirements. Failure to comply with these statutes and regulations could have a material adverse effect on Radiologix's business, financial condition and results of operations. In addition, implementation of additional regulations or compliance requirements could result in substantial costs to Radiologix and the contracted radiology practices. The inability to enter into capitated or other risk-sharing arrangements or the cost of complying with certain applicable laws that would permit expansion of Radiologix's risk-based contracting activities could have a material adverse effect on Radiologix's business, financial condition and results of operations.

Reimbursement Trends and Cost Containment

     Radiologix's revenue is derived through its ownership, operation and management of diagnostic imaging centers and from fees paid to Radiologix by the contracted radiology practices. Substantially all of the revenue of the radiology practices and Radiologix's diagnostic imaging centers is currently derived from government sponsored health care programs (principally, Medicare and Medicaid) and private third-party payors. During the year ended December 31, 2000, approximately 26% of the fee revenue was derived from government approved health care programs and approximately 74% was derived from private third-party payors. The health care industry is experiencing a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. These factors have lead to a more difficult billing and collection environment, including an increasing difficulty in estimating contractual allowances and bad debt expense. Radiologix believes that these trends will continue to result in a reduction from historical levels in per-patient revenue for its radiology practices and diagnostic imaging centers and that the results of operations of the contracted radiology practices are likely to continue to be affected by lower reimbursement levels. Further reductions in payments of other changes in reimbursement for health care services could have a material adverse effect on Radiologix's business, financial condition and results of operations unless Radiologix is otherwise able to offset such payment reductions.

     Rates paid by private third-party payors are based on established physician and hospital charges and are generally higher than Medicare reimbursement rates. Any decrease in the relative number of patients covered by private insurance could have a material adverse effect on Radiologix's business, financial condition and results of operations.

     The federal government has implemented, through the Medicare program, a resource-based relative value scale ("RBRVS") payment methodology for physician services. The RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly-situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress and HCFA. Since its inception, the implementation of the RBRVS has reduced payment rates for certain of the procedures historically provided by the radiology practices. BBA 97 provides for reductions in the rate of growth of payments for physician services, including services historically provided by the radiology practices, in the amount of $5.3 billion over a five-year period ending in 2002. In addition, BBA 97 provides for the implementation of a resource-based methodology for payment of physician practice expenses under the physician fee schedule over a four-year period, which began in fiscal year 2000.

     RBRVS-type payment systems also have been adopted by certain private third-party payors and Radiologix believes that it is likely that other private third-party payors will adopt this payment methodology in the future. Further implementation of such programs could reduce payments by private third-party payors and could indirectly reduce Radiologix's operating margins to the extent that the costs of providing management, administrative, technical and non-medical services related to such procedures could not be proportionately reduced. There can be no assurance that such cost reduction efforts by governmental or private third-party payors will not have a material adverse effect on Radiologix's business, financial condition and results of operations.

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

Risks Associated with Managed Care Contracts and Capitated Fee Arrangements

     During fiscal year 2000, approximately 92% of the service fee revenue was derived from payments made on a fee-for-service basis by patients and third-party payors (including government programs) and approximately 8% was derived from capitated arrangements. Under capitated or other risk-sharing arrangements, the health care provider typically is paid a pre-determined amount per covered member per month from the payor in exchange for providing all necessary covered services to patients covered under the arrangement. Such contracts pass much of the financial risk of providing outpatient radiology care, including the risk of over-use, from the payor to the provider. Radiologix believes that its success will, in part, depend on Radiologix's ability to effectively negotiate, on behalf of the contracted radiology practices and Radiologix's owned, operated or managed diagnostic imaging centers, contracts with HMOs, employer groups and other third-party payors under which services will be provided on a risk-sharing or capitated basis by some or all of such radiology practices or diagnostic imaging centers. Risk-sharing arrangements result in greater predictability of revenue but greater unpredictability of expenses and, consequently, profitability. There can be no assurance that Radiologix will be able to negotiate, on behalf of the contracted radiology practices or Radiologix's owned, operated or managed diagnostic imaging centers, satisfactory arrangements on a capitated or other risk-sharing basis. In addition, to the extent that patients or enrollees covered by such contracts require more frequent or extensive care than is anticipated, Radiologix would incur unanticipated costs not offset by additional revenue, which would reduce operating margins. In the worst case, the revenue derived from such contracts may be insufficient to cover the costs of the services provided. Any such reduction or elimination of earnings could have a material adverse effect on Radiologix's business, financial condition and results of operations.

     Furthermore, various quality assurance programs and organizations have been created to scrutinize managed care organizations and their providers. In response to such programs, managed care organizations and providers have developed their own quality assurance programs to address a variety of areas, including patient access to services, patient satisfaction, outcomes and performance measures and utilization of services. These quality assurance measures involve various costs associated with their implementation and operation and depend, in part, upon the sophistication and compatibility of existing systems and operations of the radiology practices as well as Radiologix's ability to integrate those systems and operations. Radiologix's inability to develop strong quality assurance measures in conjunction with its contracted radiology practices could place Radiologix and its contracted radiology practices at a competitive disadvantage and have a material adverse effect on Radiologix's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Radiologix's exposure to market risk for changes in interest rates relates primarily to Radiologix's cash equivalents and its credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                    PAGE
Report of Independent Public Accountants....................   37

Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   38

Consolidated Statements of Income for the Years Ended
  December 31, 1998, 1999 and 2000..........................   39

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1999 and 2000..............   40

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................   41

Notes to Consolidated Financial Statements..................   42

Schedule II -- Valuation and Qualifying Accounts for the
  Years Ended December 31, 1998, 1999 and 2000..............   66

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Radiologix, Inc.:

     We have audited the accompanying consolidated balance sheets of Radiologix, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000 (as revised in 1998 -- see Note 7). These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiologix Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

March 30, 2001
Dallas, Texas

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  4,302   $  3,620
  Accounts receivable, net of allowances of $26,976 and
     $38,101 in 1999 and 2000, respectively.................    61,762     68,214
  Due from affiliates.......................................     9,671      5,472
  Income tax receivable.....................................     4,209      7,341
  Other current assets......................................     5,603      7,637
                                                              --------   --------
          Total current assets..............................    85,547     92,284
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $79,092 and $83,734 in 1999 and 2000, respectively........    60,405     57,375
INVESTMENTS IN JOINT VENTURES...............................     6,369      7,293
INTANGIBLE ASSETS, net......................................    86,443     98,848
DEFERRED FINANCING COSTS, net...............................     3,942      3,907
OTHER ASSETS................................................     2,134      8,929
                                                              --------   --------
          Total assets......................................  $244,840   $268,636
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $  6,647   $  7,583
  Accrued expenses..........................................    10,255     14,174
  Accrued physician retention...............................     8,642      9,878
  Accrued salaries and benefits.............................     4,985      5,081
  Current portion of long-term debt.........................    22,608     12,720
  Current portion of capital lease obligations..............     5,484      6,037
  Other current liabilities.................................     1,745        129
                                                              --------   --------
          Total current liabilities.........................    60,366     55,602
DEFERRED INCOME TAXES.......................................       384      4,097
LONG-TERM DEBT, net of current portion......................   141,992    166,157
CAPITAL LEASE OBLIGATIONS, net of current portion...........    14,756     10,922
OTHER LIABILITIES...........................................       717        786
                                                              --------   --------
          Total liabilities.................................   218,215    237,564
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES.............     1,250      1,353
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 10,000,000 shares
     authorized; no shares issued and outstanding...........        --         --
  Common stock, $.0001 par value; 50,000,000 shares
     authorized; 19,424,053 and 19,507,228 shares issued and
     outstanding in 1999 and 2000, respectively.............         2          2
  Additional paid-in capital................................      (590)      (579)
  Retained earnings.........................................    25,963     30,296
                                                              --------   --------
          Total stockholders' equity........................    25,375     29,719
                                                              --------   --------
          Total liabilities and stockholders' equity........  $244,840   $268,636
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1999          2000
                                                        -----------   -----------   -----------
SERVICE FEE REVENUE...................................  $   149,327   $   199,700   $   246,687
COSTS AND EXPENSES:
  Salaries and benefits...............................       42,227        52,826        66,567
  Field supplies......................................        8,865        11,630        13,265
  Field rent and lease expense........................       11,532        18,444        30,191
  Other field expenses................................       25,311        32,278        45,871
  Bad debt expense....................................       13,723        18,838        34,389
  Corporate general and administrative................        9,597        11,192        12,343
  Depreciation and amortization.......................       12,178        18,403        22,118
  Interest expense, net...............................        7,541        12,357        18,036
                                                        -----------   -----------   -----------
          Total costs and expenses....................      130,974       175,968       242,780
                                                        -----------   -----------   -----------
INCOME BEFORE TAXES, MINORITY INTERESTS IN
  CONSOLIDATED SUBSIDIARIES AND EQUITY IN EARNINGS OF
  INVESTMENTS.........................................       18,353        23,732         3,907
EQUITY IN EARNINGS OF INVESTMENTS.....................        4,339         3,581         4,274
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES.......         (710)         (910)         (948)
                                                        -----------   -----------   -----------
INCOME BEFORE TAXES...................................       21,982        26,403         7,233
INCOME TAX EXPENSE....................................        6,499        10,346         2,900
                                                        -----------   -----------   -----------
NET INCOME............................................  $    15,483   $    16,057   $     4,333
                                                        ===========   ===========   ===========
NET INCOME PER COMMON SHARE:
  Basic...............................................  $      0.83   $      0.83   $      0.22
  Diluted.............................................  $      0.80   $      0.80   $      0.22
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...............................................   18,739,106    19,304,771    19,494,959
  Diluted.............................................   19,334,658    20,692,058    19,808,520

  The accompanying notes are an integral part of these consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK       ADDITIONAL
                                            -------------------    PAID-IN     RETAINED
                                              SHARES     AMOUNT    CAPITAL     EARNINGS    TOTAL
                                            ----------   ------   ----------   --------   --------
BALANCE, December 31, 1997................  17,234,852    $ 2      $(18,460)   $(5,577)   $(24,035)
  Common stock issued in connection with
     acquisitions.........................   1,812,054     --        17,502         --      17,502
  Exercise of stock options...............     197,043     --            48         --          48
  Net income..............................          --     --            --     15,483      15,483
                                            ----------    ---      --------    -------    --------
BALANCE, December 31, 1998................  19,243,949      2          (910)     9,906       8,998
  Common stock issued in connection with
     acquisitions.........................      50,264     --           304         --         304
  Exercise of stock options...............     129,840     --            16         --          16
  Net income..............................          --     --            --     16,057      16,057
                                            ----------    ---      --------    -------    --------
BALANCE, December 31,1999.................  19,424,053      2          (590)    25,963      25,375
  Exercise of stock options...............      83,175     --            11         --          11
  Net income..............................          --     --            --      4,333       4,333
                                            ----------    ---      --------    -------    --------
BALANCE, December 31, 2000................  19,507,228    $ 2      $   (579)   $30,296    $ 29,719
                                            ==========    ===      ========    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 15,483   $ 16,057   $  4,333
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities --
     Minority interests in consolidated subsidiaries........       710        910        948
     Depreciation and amortization..........................    12,178     18,403     22,118
     Equity in earnings of investments......................    (4,339)    (3,581)    (4,274)
     Changes in assets and liabilities:
       Accounts receivable, net.............................   (10,379)   (21,889)    (6,232)
       Other receivables and other current assets...........     2,872    (15,102)     3,784
       Other assets.........................................    (2,118)       399    (11,832)
       Accounts payable and accrued expenses................    (4,457)     3,341      4,480
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................     9,950     (1,462)    13,325
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property and equipment..........        --     10,000         --
  Purchases of property and equipment, net..................   (12,651)   (31,458)   (14,002)
  Cash paid for acquisitions................................   (52,866)   (25,406)   (10,125)
  Due from affiliates.......................................        --         --     (2,492)
  Contributions to joint ventures...........................      (571)      (115)    (1,070)
  Distributions received from joint ventures................     2,587      2,022      2,281
  Other investments.........................................        --         --      2,348
                                                              --------   --------   --------
          Net cash used in investing activities.............   (63,501)   (44,957)   (23,060)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt, net.............    59,814     47,095     14,500
  Payment on capital leases.................................    (3,282)    (2,875)    (4,912)
  Proceeds from the exercise of stock options...............        48         16         11
  Other financing costs.....................................    (1,116)        --       (546)
                                                              --------   --------   --------
          Net cash provided by financing activities.........    55,464     44,236      9,053
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     1,913     (2,183)      (682)
CASH AND CASH EQUIVALENTS, beginning of period..............     4,572      6,485      4,302
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $  6,485   $  4,302   $  3,620
                                                              ========   ========   ========
SUPPLEMENTAL CASH DISCLOSURE:
  Cash interest paid........................................  $  8,653   $ 10,225   $ 18,036
  Income taxes paid.........................................  $ 15,423   $ 14,459   $ 11,479
NON-CASH TRANSACTIONS DURING THE PERIOD:
  Assets acquired...........................................  $ 16,677   $ 18,945   $    220
                                                              --------   --------   --------
  Liabilities and debt assumed..............................  $  7,404   $ 19,955   $     --
                                                              --------   --------   --------
  Common stock issued.......................................  $ 17,502   $    304   $     --
                                                              --------   --------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000

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

     On August 23, 2000, Radiologix announced it had entered into a definitive agreement with Saunders Karp & Megrue to effect a recapitalization of Radiologix. On September 12, 2000, Radiologix entered into an amended and restated merger agreement with SKM-RD Acquisition Corp., a newly formed corporation. If the recapitalization is completed, SKM-RD LLC, an affiliate of Saunders Karp & Megrue, L.P., a Stamford, Connecticut-based private equity investment firm, will own more than 70% of the common stock of SKM-RD Acquisition Corp. Audax-RD LLC, an affiliate of Audax Group, L.P., will own more than 20% of SKM-RD Acquisition Corp. Under the merger agreement, SKM-RD Acquisition Corp. will merge with and into Radiologix. Upon completion of the merger, affiliates of Saunders Karp & Megrue, L.P. and Audax Group, L.P. and their co-investors will own between 80% and 90% of Radiologix's common stock. The remaining 10% to 20% of the post-merger common stock will be retained by Radiologix's executive management and its pre-merger public stockholders. On October 23, 2000, Radiologix filed with the Securities and Exchange Commission ("SEC") an Amendment No. 2 to Form S-4 and as of such date has mailed to its stockholders the proxy statement/prospectus, which includes the disclosure regarding the transaction. Radiologix's stockholders approved the merger agreement at the special meeting of stockholders held on November 21, 2000. On January 2, 2001 Radiologix announced that it had extended the deadline for the completion of the proposed merger with SKM-RD Acquisition Corp. to June 29, 2001.

     Radiologix is continuing to work with Saunders Karp and Megrue, L.P. in seeking financing for the merger. Radiologix's stockholders approved the merger transaction on November 21, 2000. The closing of the merger is subject to various terms and conditions, including receipt of financing, there being no material adverse change in Radiologix's financial performance or condition, and existing stockholders holding between 10 and 20 percent of Radiologix's equity immediately following the merger. Given present market conditions and Radiologix's financial performance during the fourth quarter of 2000, there can be no assurance that the merger will occur.

     As of December 31, 2000, Radiologix owns, operates or maintains an ownership interest in imaging equipment at 124 locations and provides management services to ten contracted radiology practices. Radiologix's imaging centers are located in 18 states and the District of Columbia, with concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington, D.C.

     Physician services are provided at all of Radiologix's imaging centers associated with its ten radiology practices under the terms of service agreements, seven of which expire in November 2037, with the other three expiring in 2038. Under the terms of the service agreements, Radiologix provides management, administrative, technical and non-medical services to radiology practices in return for service fees. The service agreements cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. However, under certain conditions, Radiologix can terminate the service agreement if the number of physicians in a practice falls below a certain percentage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The consolidated financial statements include the accounts of Radiologix Inc. and its majority-owned subsidiaries for the years ended December 31, 1998, 1999 and 2000. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates in the Preparation of the Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, results of operations and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Radiologix considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable

     Accounts receivable principally represent receivables from patients and other third-party payors for medical services provided by the contracted radiology practices and diagnostic imaging centers. Under the terms of the service agreements, Radiologix purchases the accounts receivable at their estimated collectible value from the contracted radiology practices. Accounts receivable for services rendered at the contracted radiology practices have been recorded at their established charges and reduced by estimated contractual allowances and bad debts. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. These allowances are reviewed periodically and adjusted based on historical payment rates. Generally, any adjustments to the allowances would reduce the revenue of the contracted radiology practices and therefore, reduce the service fee recorded by Radiologix based on the terms of the service agreement.

     During the fourth quarter of 2000, Radiologix recorded a $13,268,000 charge for uncollectible accounts receivable. Based on an extensive review of its accounts receivable and collection experience, utilizing reports and analyses not previously available, management believes that the estimation process of determining contractual allowances for billed charges needed to be revised and that a portion of its accounts receivable were no longer collectible.

Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method.

Intangible Assets

     The value of intangible assets (consisting primarily of service agreements and goodwill) is recorded at cost at the date of acquisition. Intangible assets are being amortized on a straight-line basis over a 25-year period in accordance with Accounting Principles Board ("APB") No. 17, "Intangible Assets." Radiologix believes that the life of the core businesses acquired and the delivery of radiology management services will exceed 25 years. As of December 31, 1999 and 2000, accumulated amortization was approximately $5,675,000 and $9,907,000, respectively.

     The intangible asset related to the service agreement is recorded on the date of acquisition, and represents the difference between the cost of purchasing the right to manage a radiology practice and the net assets acquired. Under the initial 40-year term of the agreements, the contracted radiology practices have agreed to provide medical services on an exclusive basis only through facilities managed by Radiologix. In the event a contracted radiology practice breaches the service agreement, or if Radiologix terminates with cause, the contracted radiology practice is required to purchase all related tangible and intangible assets, including the unamortized portion of the service agreement intangible asset, at the then net book value. Radiologix amortizes the service agreement intangible asset over a 25-year period consistent with accounting policies used by other companies in Radiologix's industry.

Other Assets

     During the fourth quarter of 2000, Radiologix recorded a charge of $3,732,000 for the write-off of a note receivable included in other current assets and other assets in the accompanying consolidated financial statements. In addition, Radiologix recorded a $1,772,000 charge for transaction related costs included in deferred financing costs in the accompanying consolidated financial statements.

Impairment of Long-Lived Assets

     Subsequent to an acquisition, Radiologix continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of the intangible assets and property and equipment may not be recoverable or that the remaining useful lives may warrant revision. Radiologix evaluates the potential impairment of intangibles separately from property and equipment. When factors indicate that intangible assets or property and equipment should be evaluated for possible impairment, Radiologix uses an estimate of the related contracted radiology practices' undiscounted cash flows over the remaining lives of the intangible assets or an estimate of the undiscounted cash flows over the remaining lives of the property and equipment and compares it to the contracted radiology practices' intangible assets or property and equipment balances to determine whether the intangible assets or property and equipment are recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the related asset. When an adjustment is required, Radiologix evaluates the remaining amortization periods using the factors outlined in APB No. 17. An impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Radiologix recorded no impairment charges during 1998, 1999 or 2000.

Accrued Physician Retention

     Accrued physician retention represents amounts payable to the contracted radiology practices under the service agreements. The service agreements require Radiologix to remit physician retention to the contracted radiology practices on or before the fifteenth calendar day of the following month for which services were rendered.

Revenue Presentation

     The Financial Accounting Standards Board's Emerging Issues Task Force issued its abstract, Issue 97-2, "Application of FASB Statement No. 94 and Accounting Principles Board ("APB") Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" ("EITF 97-2"). Since Radiologix has not established a "controlling financial interest" under EITF 97-2, Radiologix does not consolidate the contracted radiology practices.

     The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of income had Radiologix met the provisions of EITF 97-2 (in thousands):

                                                         1998       1999       2000
                                                       --------   --------   --------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual
  allowances.........................................  $222,706   $286,824   $344,887
Less: amounts retained by contracted radiology
  practices..........................................   (73,379)   (87,124)   (98,200)
                                                       --------   --------   --------
Service fee revenue, as reported.....................  $149,327   $199,700   $246,687
                                                       ========   ========   ========

Service Fee Revenue

     Revenue of the contracted radiology practice is recorded when services are rendered by the contracted radiology practice based on established charges and reduced by contractual allowances and estimated bad debts. Radiologix uses historical collection experience, in estimating its contractual allowances and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practice's patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known.

     Service fee revenue represents contracted radiology practices' revenue less amounts retained by contracted radiology practices. The amounts retained by contracted radiology practices represents amounts paid to the physicians pursuant to the service agreements between Radiologix and the contracted radiology practices. Under the service agreements, Radiologix provides each contracted radiology practice with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the contracted radiology practice. Although Radiologix assists in negotiating managed care contracts for the contracted radiology practices, it assumes no risk under these arrangements.

     Radiologix's service fee revenue is dependent upon the operating results of the contracted radiology practices. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams: (1) a negotiated percentage (typically 20% to 30%) of the adjusted professional revenues as defined in the service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, Radiologix has negotiated a base service fee, which is equal to the estimated fair market value of the services provided under the service agreements and which is renegotiated each year to equal the fair market value of the services provided under the service agreements. The fixed fee structure results in Radiologix receiving substantially the same amount of service fee as it would have received under its negotiated percentage fee structure. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the contracted radiology practices' revenue. Questar revenues are primarily derived from technical revenues generated from those imaging centers.

     Service fee revenue consists of the following for the years ended December 31 (in thousands):

                                                         1998       1999       2000
                                                       --------   --------   --------
Professional component...............................  $ 39,637   $ 53,435   $ 61,061
Technical component..................................   109,690    146,265    185,626
                                                       --------   --------   --------
                                                       $149,327   $199,700   $246,687
                                                       ========   ========   ========

     For the years ended December 31, 1998, 1999 and 2000, four of Radiologix's contracted radiology practices each contributed 10% or more of Radiologix's service fee revenue as follows (in thousands):

                                                    1998 SERVICE   1999 SERVICE   2000 SERVICE
                     PRACTICE                       FEE REVENUE    FEE REVENUE    FEE REVENUE
                     --------                       ------------   ------------   ------------
Advanced Radiology, LLC...........................    $48,204        $55,823        $58,514
Hudson Valley Radiology Associate, LLC (formerly
  Mid Rockland Imaging Associates, P.C.) .........     21,695         30,522         27,328
The Ide Group, P.C. ..............................     21,352         26,330         29,357
Community Radiology Associates, Inc. .............     16,143         19,538         24,583

     Radiologix also periodically advances funds to the contracted radiology practices at current interest rates. Such advances are due on demand and are repaid through reductions in future physician retention payments.

Income Taxes

     Radiologix accounts for income taxes under the liability method which states that deferred taxes are to be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. Radiologix and its subsidiaries file a consolidated federal tax return. See Note 7 regarding a revision to Radiologix's previously reported 1998 income tax expense.

Net Income Per Share

     Radiologix adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible note (see Note 5) using the "if converted" method to the extent the securities are not anti-dilutive. For the year ended December 31, 1999, under the "if converted" method, approximately $399,000 of tax-effected interest savings and 947,483 weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively.

     For the years ended December 31, 1998, 1999 and 2000, 595,592, 439,803 and
313,561 shares, respectively, related to stock options were included in diluted EPS. For the years ended December 31, 2000, 2,318,841 shares related to the convertible note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period.

Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amounts of Radiologix's long-term debt and capital lease obligations also approximate fair value.

Concentration of Credit Risk

     Radiologix's accounts receivable consist primarily of service fee revenues due from radiology practices and medical service revenues due from patients funded through Medicare, Medicaid, commercial insurance and private payment. Radiologix estimates that approximately 23% of the radiology practices' revenue in 2000 and 1999 is funded through the Medicare program. Radiologix and its practices perform ongoing credit evaluations of their patients and generally does not require collateral. Radiologix and its practices maintain allowances for potential credit losses.

3. ACQUISITIONS AND PRACTICE AFFILIATIONS:

1998 Acquisitions and Affiliations

     The consideration paid for entering into management service agreements with each of the radiology practices and the purchase of the non-medical assets and accounts were accounted for under the purchase method of accounting. Operating results are included from the date of affiliation. Radiologix has no contingent payments, options or commitments relating to these transactions. During 1998, Radiologix completed affiliations with the following radiology practices.

     In January 1998, Radiologix completed its affiliation with Community Radiology Associates, a ten-physician radiology practice based in Rockville, Maryland. Radiologix also completed the acquisition of Community Radiology Associates' seven imaging centers and the acquisition of four independent imaging centers in the Bay Area of Northern California. Total consideration for these transactions was approximately $41,433,000, consisting of the issuance of 1,019,018 shares of Radiologix's common stock valued at approximately $10,700,000 (509,510 shares were issued in January 1999), cash and assumed debt.

     In April 1998, Radiologix completed its affiliation with Radiology Imaging Associates, a ten-physician radiology practice based in Fort Pierce, Florida. Radiologix also completed the acquisition of Radiology Imaging Associates' imaging center and the acquisition of an independent imaging center in the Hudson Valley Area of Southern New York. In June 1998, Radiologix completed the acquisition of an independent imaging center in the Bay Area of Northern California. The total consideration for these transactions was approximately $15,100,000, consisting of the issuance of 433,662 shares of Radiologix's common stock valued at approximately $4,400,000, cash and assumed debt.

     In July 1998, Radiologix completed its acquisition of two imaging centers in the Bay Area of Northern California. The total consideration for these transactions was approximately $6,975,000 cash.

     In September 1998, Radiologix completed its affiliation with WB&A Imaging, P.C. (formerly known as Drs. Wener, Boyle & Associates, P.A.), a 15-physician radiology practice based in the Washington, D.C. Metropolitan Area. Radiologix also completed the acquisition of WB&A Imaging, P.C.'s four imaging centers. The total consideration for the transaction was approximately $9,067,000, consisting of the issuance of 359,374 shares of Radiologix's common stock valued at approximately $2,400,000, cash and assumed debt.

1999 Acquisitions and Affiliations

     In August 1999, Radiologix acquired all the outstanding stock of Questar Imaging, Inc. of Tampa, Florida, ("Questar") a private operator of primarily MRI radiology centers. The total 1999 consideration for the transaction was $18,921,000 in cash, plus the assumption of $16,763,000 in liabilities. This transaction was accounted for using the purchase method. Pro-forma information is not presented for the acquisition of Questar as it does not materially affect the financial statements for the years presented.

     The total consideration for all other 1999 acquisitions and affiliations was approximately $6,485,000 in cash, 50,264 shares of Radiologix's common stock valued at approximately $304,000, plus the assumption of $3,193,000 in liabilities.

2000 Acquisitions and Affiliations

     In March 2000, Radiologix completed an acquisition of an imaging center in Osceola, Florida for total consideration of approximately $2,700,000. During 2000, Radiologix continued to complete the development of imaging centers of Questar for total consideration of approximately $5,900,000. Total consideration paid for all other acquisitions and affiliations was approximately $1,500,000.

4. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following at December 31, 1999 and 2000 (in thousands):

                                                 USEFUL LIFE           1999       2000
                                           -----------------------   --------   --------
Equipment (primarily medical
  equipment).............................  5-7 Years                 $114,663   $113,256
Leasehold improvements...................  Remaining life of lease     21,286     24,348
Buildings................................  15 Years                     3,548      3,505
                                                                     --------   --------
                                                                      139,497    141,109
Less -- Accumulated depreciation.........                             (79,092)   (83,734)
                                                                     --------   --------
Property and equipment, net..............                            $ 60,405   $ 57,375
                                                                     ========   ========

5. LONG-TERM DEBT:

     Long-term debt consists of the following at December 31, 1999 and 2000 (in thousands):

                                                                1999       2000
                                                              --------   --------
Note payable to a bank, interest at Radiologix's option at
  LIBOR plus 3.25% (10.06% at December 31, 2000) or the
  prime rate of a lending partner plus 2.25% (11.75% at
  December 31, 2000), maturing in November 2003.............  $142,500   $157,000
Convertible junior subordinated note to a bank, interest at
  8%, maturing in July 2009.................................    20,000     20,000
Note(s) payable to bank(s), various interest rates,
  unsecured.................................................     2,100      1,877
                                                              --------   --------
                                                               164,600    178,877
Less -- Current portion of long-term debt...................   (22,608)   (12,720)
                                                              --------   --------
Long-term debt, net of current portion......................  $141,992   $166,157
                                                              ========   ========

     On August 14, 2000, Radiologix and the existing bank group amended Radiologix's bank credit facility to delay the quarterly principal installments of varying amounts commencing September 30, 2000 to March 31, 2001. The credit facility provides for revolving loans of up to $160,000,000 of borrowings to be used by Radiologix for acquisitions and general working capital needs. The quarterly principal installment payments due for the first eight fiscal quarters, beginning March 31, 2001 and ending on December 31, 2002, are 7.5% of the outstanding balance. Quarterly principal installment payments of 10.0% of the outstanding balance are due for the last three fiscal quarters, beginning March 31, 2003 and ending on September 30, 2003, with the remaining balance due on November 26, 2003. Based on the outstanding balance of $157,000,000 million under the credit facility at December 31, 2000, the payment due on March 31, 2001 would be $11,775,000 million.

     Under the terms of the amendment, the credit facility expires and all loans thereunder mature on November 26, 2003. Borrowings under the credit facility at any time may not exceed the lesser of $160,000,000 of borrowings or 3.0 times the consolidated EBITDA of Radiologix, giving pro forma effect to acquisitions made with such borrowings. At Radiologix's option, the interest rate under the credit facility is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 2.25% to 3.25% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 1.25% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by Radiologix. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including maximum fixed charge coverage ratio and maximum leverage ratio, as defined). Under the amended credit facility, the bank group holds security interest in all of Radiologix's and its wholly-owned subsidiaries' assets. In addition, the amendment includes additional restrictive covenants including capital expenditures, a review of acquisitions, days sales outstanding maximums and excess cash flow sweeps. At December 31, 2000 Radiologix was in technical default of certain covenants under the credit facility's restrictive covenants.

     On March 30, 2001, Radiologix and the existing bank group amended the bank credit facility. In concurrence with the credit facility amendment, the technical default of certain covenants under the credit facility's restrictive covenants was waived. Under the terms of the amended credit facility, the $160,000,000 of borrowings will consist of a $100,000,000 Term Loan and a $60,000,000 revolving credit facility, including a $5,000,000 Swing Line Facility. In addition, under the terms of the new amendment the quarterly principal installments of varying amounts will be delayed from commencing March 31, 2001 to June 30, 2001. Scheduled principal installments for 2001 have been reduced from $47,100,000 under the prior amended agreement to $12,000,000 under the new amendment. Each of the facilities will terminate on November 26, 2003. The interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.00% to 4.00% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 2.00% to 3.00%. In each case, the applicable margin varies based on financial ratios maintained by

Radiologix. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including maximum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the credit facility are secured by all service agreements, which Radiologix is, or becomes a party to, a pledge of the stock of Radiologix's subsidiaries, and all of Radiologix's and its wholly-owned subsidiaries' assets.

     On July 30, 1999, Radiologix entered into a $20,000,000 convertible junior subordinated note in connection with the securities purchase agreement for the Questar acquisition, dated August 1, 1999. The convertible junior subordinated note matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. The principal of the convertible junior subordinated note is convertible into Radiologix's common stock at the price of $8.625 per share. If by the second anniversary date of the convertible junior subordinated note, the closing price of Radiologix's common stock has not averaged $8.625 for 45 of the 60 days of the determination period (the "Market Price Event"), the base conversion price will be reset at 87.19% of the initial conversion price. If by the third or fourth anniversary date of the Note, the Market Price Event has not occurred, the interest rate will be increased to 8.25% and 8.5%, respectively.

     The maturities of long-term debt at December 31, 2000, are as follows (in thousands):

2001......................................................  $ 12,720
2002......................................................    33,443
2003......................................................   112,280
2004......................................................       293
2005 and thereafter.......................................    20,141
                                                            --------
                                                            $178,877
                                                            ========

     As of December 31, 1999 and 2000, accumulated amortization of deferred financing costs was approximately $1,438,000 and $2,449,000, respectively. Such costs are being amortized over a straight-line method which approximates the effective interest method.

6. STOCKHOLDERS' EQUITY:

Common Stock

     In 1998 and 1999, Radiologix issued 1,812,054 and 50,264 shares of its common stock in connection with acquisitions (See Note 3).

Stock Option Plan

     Under the 1996 Stock Option Plan (the "Plan") 4,000,000 options to purchase shares of Radiologix's common stock may be granted to key directors, employees and other health care professionals associated with Radiologix, as defined by the Plan. Options granted under the Plan may be either incentive stock options ("ISO") or nonqualified stock options ("NQSO"). The option price per share under the Plan may not be less than 100% of the fair market value at the grant date for ISO and may not be less than 85% of the fair market value at the grant date for NQSO. All of the options granted under the Plan through December 31, 2000 were at fair market value. Generally, options vest over a 5-year period and are exercisable over a ten-year life. As of December 31, 1998, 1999 and 2000, 2,116,998, 2,204,525 and 2,530,455 shares, respectively, were outstanding under the Plan. Since the Plan's inception, the Board of Directors granted options to purchase 30,000 shares of common stock outside the Plan. Compensation expense related to the non-employee portion of these shares is not material. The exercise price ranges from $0.13 to $12.00 for each of the years ended December 31, 1998, 1999 and 2000. The following table summarizes the combined activity under the Plan and the options granted outside the Plan at December 31, 1998, 1999 and 2000:

                                        1998                  1999                  2000
                                 -------------------   -------------------   -------------------
                                           WTD. AVG.             WTD. AVG.             WTD. AVG.
                                 SHARES    EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                                 (000'S)     PRICE     (000'S)     PRICE     (000'S)     PRICE
                                 -------   ---------   -------   ---------   -------   ---------
Outstanding, beginning of
  year.........................   1,591     $ 5.19      2,117      $7.14      2,205      $7.41
Granted........................   1,427     $ 9.24        414      $6.32        796      $4.14
Exercised......................    (197)    $ 0.24       (130)     $0.13        (83)     $0.13
Cancelled......................    (704)   8$.99...      (196)     $7.11       (388)     $7.45
                                  -----     ------      -----      -----      -----      -----
Outstanding, end of year.......   2,117     $ 7.14      2,205      $7.41      2,530      $6.60
                                  =====     ======      =====      =====      =====      =====
Exercisable, end of year.......     718     $ 5.79      1,015      $7.20      1,294      $7.17

     The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 2,530,455 options outstanding as of December 31, 2000:

                                                          WTD. AVG.            WTD. AVG.
EXERCISE PRICE RANGE                         SHARES     EXERCISE PRICE   CONTRACTUAL LIFE (YRS)
- --------------------                        ---------   --------------   ----------------------
$0.13-$ 3.94..............................    846,373       $2.78                 8.09
$3.95-$ 8.00..............................    617,291       $6.65                 7.87
$8.01-$12.00..............................  1,066,791       $9.61                 7.19

     Radiologix accounts for its employee stock-based compensation arrangements under the provisions of APB No. 25, "Accounting for Stock Issued to Employees." Radiologix accounts for stock-based compensation of non-employees under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Radiologix did not have any stock-based compensation to non-employees during 1998, 1999 or 2000. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value based method of accounting had been applied. Radiologix used the Black-Scholes option- pricing model to estimate the fair value of options. The effects of applying SFAS No. 123 during 1998, 1999 and 2000 are as follows (in thousands, except per share amounts):

                                                            1998      1999      2000
                                                           -------   -------   ------
Net income:
  As reported............................................  $15,483   $16,057   $4,333
  Pro forma..............................................   14,069    14,419    2,646
Net income per share (diluted):
  As reported............................................  $  0.80   $  0.80   $ 0.22
  Pro forma..............................................     0.73      0.70     0.13

     The fair value of each option grant is estimated using the following weighted-average assumptions for grants in 1998, 1999 and 2000, respectively: risk-free interest rate of 5.6, 5.8, and 5.0 percent; expected life of 2.81,
2.81 and 2.81 years; expected volatility of 67.0, 69.5, and 84.3 percent; and dividend yield of zero in 1998, 1999 and 2000. The weighted-average grant-date fair value of new grants in 2000, 1999 and 1998 were $3.27 per share, $5.02 per share and $6.34 per share, respectively.

7. INCOME TAXES:

     Income tax expense in 1998, 1999 and 2000 is composed of the following amounts (in thousands):

                                                            1998      1999      2000
                                                           -------   -------   ------
Current income tax expense
  Federal................................................  $ 8,418   $ 9,655   $2,970
  State and local........................................    2,915     2,524      656
                                                           -------   -------   ------
                                                            11,333    12,179    3,626
Deferred income tax benefit
  Federal................................................   (4,459)   (1,571)    (658)
  State..................................................     (375)     (262)     (68)
                                                           -------   -------   ------
                                                            (4,834)   (1,833)    (726)
                                                           -------   -------   ------
Income tax expense.......................................  $ 6,499   $10,346   $2,900
                                                           =======   =======   ======

     The 1998 income tax expense reported above has been revised from those amounts previously reported by Radiologix. Radiologix's previously reported 1998 income tax expense was $8,451,000. Radiologix has reduced this amount by $1,952,000 to reflect the utilization of net operating loss carry-forward from 1997 and 1996. Previously, that amount was fully reserved by a valuation allowance. The accompanying 1998 consolidated financial statements and disclosures have been revised accordingly.

     A reconciliation between reported income tax expense and the amount computed by applying the statutory federal income tax rate of 35% for 1998, 1999 and 2000 is as follows (in thousands):

                                                            1998      1999      2000
                                                           -------   -------   ------
Computed at statutory rate...............................  $ 7,694   $ 9,241   $2,532
State income taxes, net of Federal tax benefit...........    1,519     1,380      427
Utilization of net operating loss carry-forward..........   (1,952)       --       --
Other....................................................     (798)     (311)     (95)
Nondeductible amortization...............................       36        36       36
                                                           -------   -------   ------
Income tax expense.......................................  $ 6,499   $10,346   $2,900
                                                           =======   =======   ======

     The tax effects of temporary differences that give rise to the deferred income taxes at December 31, 1999 and 2000, are presented below (in thousands):

                                                               1999      2000
                                                              -------   -------
Deferred tax assets
  Start-up costs............................................  $ 1,539   $   877
  Various accrued liabilities and other.....................      100        --
  Bad debts.................................................    1,268     1,996
  Gain on sales leaseback transaction.......................       --       340
  Transaction related costs.................................       --       635
  Other.....................................................      375       317
                                                              -------   -------
                                                                3,282     4,165
Deferred tax liabilities
  Cash to accrual adjustments...............................   (2,716)      (57)
  Joint venture income......................................       --    (1,994)
  Amortization..............................................   (1,524)     (940)
  Depreciation..............................................   (1,077)   (3,332)
                                                              -------   -------
                                                               (5,317)   (6,323)
                                                              -------   -------
          Total net deferred tax liability..................   (2,035)   (2,158)
                                                              -------   -------
Less: Current assets and (liabilities)......................   (1,651)    1,939
                                                              -------   -------
Non-current deferred tax liabilities........................  $  (384)  $(4,097)
                                                              =======   =======

8. COMMITMENTS AND CONTINGENCIES:

Leases

     Radiologix leases office space as well as certain equipment under capital leases and noncancelable operating lease agreements, which expire at various dates through 2011. At December 31, 2000, minimum annual rental commitments under capital leases and noncancelable operating leases with terms in excess of one year are as follows:

                                                              CAPITAL   OPERATING
YEARS ENDING DECEMBER 31,                                     LEASES     LEASES
- -------------------------                                     -------   ---------
2001........................................................  $ 7,464    $11,903
2002........................................................    5,792     10,058
2003........................................................    4,813      8,819
2004........................................................    1,655      6,004
2005........................................................       --      2,185
Thereafter..................................................       --         --
                                                              -------    -------
Total minimum lease payments................................   19,724    $38,969
                                                                         =======
Less -- Amount representing interest........................   (2,765)
                                                              -------
Present value of minimum capital lease payments.............   16,959
Less -- Current portion of capital lease obligations........   (6,037)
                                                              -------
Capital lease obligations, net of current portion...........  $10,922
                                                              =======

     Non-cancelable lease expense was approximately $5,619,000, $8,638,000, and $19,189,000 in 1998, 1999 and 2000, respectively.

     On December 30, 1999, Radiologix, through its subsidiaries, entered into a sale-leaseback transaction in which radiology equipment with a net book value of approximately $9,973,000 was sold for $10,000,000 and leased back for five years. The operating lease bears interest at 9.96%, and equal monthly payments begin in July 2000.

Litigation

     Radiologix is not currently subject to any material litigation nor, to Radiologix's knowledge, is any material litigation threatened against Radiologix other than routine litigation arising in the ordinary course of business, which litigation is expected to be covered by liability insurance or are not expected to have a material adverse effect on Radiologix's business, financial condition or results of operations. There can be no assurance that Radiologix will not subsequently be named as a defendant in additional lawsuits.

     There can be no assurance that Radiologix will not be named as a defendant in lawsuits for matters arising out of events that occurred prior to the acquisition of the contracted radiology practices. Each practice has retained responsibility for, and /or agreed to indemnify Radiologix in full against, the liabilities associated with these lawsuits. In the event Radiologix is named as a party in any of these lawsuits, or a monetary judgment is entered against Radiologix and indemnification is unavailable for any reason, Radiologix's business, financial condition and results of operations could be materially adversely affected. Radiologix does not net litigation accruals with expected insurance recoveries.

9. SEGMENT REPORTING

     Radiologix has five reportable segments: Mid-Atlantic Region, Northeastern Region, Central Region, Western Region and Questar. Radiologix's reportable segments are strategic business units defined by management's division of responsibilities. They are managed separately because each segment operates under different contractual arrangements, providing service to a diverse mix of patients and payors. Each segment owns and operates imaging centers and (except for Questar) provides management services to the radiology facilities within their respective segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that Radiologix does not allocate taxes associated with income to any of the regions. The following table is a summary of the operating results by segment:

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                              MID-ATLANTIC   NORTHEASTERN    CENTRAL     WESTERN
                               REGION(1)      REGION(2)     REGION(3)   REGION(4)   QUESTAR    TOTAL
                              ------------   ------------   ---------   ---------   -------   --------
                                                          ($ IN THOUSANDS)
Service fee revenue.........    $96,774        $59,865       $28,680     $28,804    $32,564   $246,687
Total operating
  expenses(5)...............     65,550         42,104        18,708      21,841     25,069    173,272
                                -------        -------       -------     -------    -------   --------
Segment contribution(5).....    $31,224        $17,761       $ 9,972     $ 6,963    $ 7,495   $ 73,415
Contribution margin.........         32%            30%           35%         24%        23%        30%
Depreciation and
  amortization expense......    $ 6,645          3,251         1,396       2,557      2,811   $ 16,660
Interest expense............    $ 1,571            802           391         670      1,507   $  4,941
Segment profit(5)...........    $24,399         13,708         9,680       3,738      3,602   $ 55,127
Segment assets..............    $52,766         42,381        22,395      20,191     28,440   $166,173
Expenditures for segment
  assets....................    $ 6,499          2,370           811       1,779        622   $ 12,081

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                              MID-ATLANTIC   NORTHEASTERN    CENTRAL     WESTERN
                               REGION(1)      REGION(2)     REGION(3)   REGION(4)   QUESTAR    TOTAL
                              ------------   ------------   ---------   ---------   -------   --------
                                                          ($ IN THOUSANDS)
Service fee revenue.........    $81,993        $56,852       $24,499     $27,072    $ 9,284   $199,700
Total operating expenses....     54,072         37,717        16,211      18,843      7,173    134,016
                                -------        -------       -------     -------    -------   --------
Segment contribution........    $27,921        $19,135       $ 8,288     $ 8,229    $ 2,111   $ 65,684
Contribution margin.........         34%            34%           34%         30%        23%        33%
Depreciation and
  amortization expense......    $ 7,043          3,078           956       2,098      1,066   $ 14,241
Interest expense............    $ 1,488            944           247         756        715   $  4,150
Segment profit..............    $21,171         15,113         8,010       5,374        295   $ 49,963
Segment assets..............    $56,664         36,087        19,211      18,117     18,830   $148,909
Expenditures for segment
  assets....................    $14,173          2,858         4,008       5,109        831   $ 26,979

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                        MID-ATLANTIC   NORTHEASTERN    CENTRAL     WESTERN
                                         REGION(1)      REGION(2)     REGION(3)   REGION(4)    TOTAL
                                        ------------   ------------   ---------   ---------   --------
                                                               ($ IN THOUSANDS)
Service fee revenue...................    $66,421        $43,047       $18,377     $21,482    $149,327
Total operating expenses..............     45,392         30,543        10,754      14,969     101,658
                                          -------        -------       -------     -------    --------
Segment contribution..................    $21,029        $12,504       $ 7,623     $ 6,513    $ 47,669
Contribution margin...................         32%            29%           41%         30%         32%
Depreciation and amortization
  expense.............................    $ 5,068          2,015           666       2,012    $  9,761
Interest Expense......................    $   793            748           168         687    $  2,396
Segment Profit........................    $16,945          9,741         8,641       3,814    $ 39,141
Segment assets........................    $44,101         22,470        11,756      12,029    $ 90,356
Expenditures for segment assets.......    $ 3,457          4,991           284       1,125    $  9,857

(1) Includes the Mid-Atlantic Market.

(2) Includes the Finger Lakes and Hudson Valley Markets.

(3) Includes the South Texas, Treasure Coast and Northeast Kansas Markets.

(4) Includes the Bay Area Market.

(5) Operating expenses exclude a $13,268 charge for uncollectible accounts receivable and a charge of $3,632 for the write-off of a note receivable.

     The following table is a reconciliation of the segment profit to Radiologix's consolidated reported income before taxes (dollars are in thousands):

                                                           1998      1999     2000(*)
                                                          -------   -------   -------
Segment profit..........................................  $39,141   $49,963   $55,127
Unallocated amounts:
  Corporate general and administrative..................   (9,597)  (11,192)  (10,571)
  Corporate depreciation and amortization...............   (2,417)   (4,162)   (5,456)
  Corporate interest expense............................   (5,145)   (8,206)  (13,095)
                                                          -------   -------   -------
Income before taxes.....................................  $21,982   $26,403   $26,005
                                                          =======   =======   =======

* Segment profit and income before taxes for 2000 excludes a $13,268 charge for uncollectible accounts receivable, $3,732 charge for the write-off of a note receivable and $1,772 charge for transaction related costs. See Note 2 to the Consolidated Financial Statements.

     The following table is a reconciliation of the assets and the capital expenditures for the segments to Radiologix's consolidated assets and capital expenditures (dollars are in thousands):

                                                                1999       2000
                                                              --------   --------
Assets:
  Segment amounts...........................................  $148,909   $166,173
  Corporate assets (including intangible assets)............    95,931    102,463
                                                              --------   --------
  Total assets..............................................  $244,840   $268,636
                                                              ========   ========
Capital Expenditures
  Segment amounts...........................................  $ 26,979   $ 12,081
  Corporate expenditures....................................     4,479      1,921
                                                              --------   --------
  Total capital expenditures................................  $ 31,458   $ 14,002
                                                              ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Items 401 and 405 of Regulation S-K is contained under the caption "Directors and Executive Officers" in the registrant's proxy statement for the 2001 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 402 of Regulation S-K is contained under the caption "Executive Compensation" in the registrant's proxy statement for the 2001 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 403 of Regulation S-K is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's proxy statement for the 2001 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 404 of Regulation S-K is contained herein under the caption "Certain Transactions" in the registrant's proxy statement for the 2001 annual meeting of stockholders and is incorporated herein by reference to such proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and among American Physician Partners, Inc.,
                         Carroll Imaging Associates, P.A., Diagnostic Imaging
                         Associates, P.A., Drs. Copeland, Hyman and Shackman, P.A.,
                         Drs. Decarlo, Lyon, Hearn & Pazourek, P.A., Drs. Thomas,
                         Wallop, Kim & Lewis, P.A., Harbor Radiologists, P.A., and
                         Perilla, Syndler & Associates, P.A.**
          2.2            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc.,
                         Radiology and Nuclear Medicine, A Professional
                         Association.**
          2.3            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Mid Rockland Imaging Associates, P.C.**
          2.4            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Rockland Radiological Group, P.C.**
          2.5            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Advanced Imaging of Orange County, P.C.**
          2.6            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Central Imaging Associates, P.C.**
          2.7            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Nyack Magnetic Resonance Imaging, P.C.**
          2.8            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Pelham Imaging Associates, P.C.**
          2.9            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Women's Imaging Consultants, P.C.**
          2.10           Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Pacific Imaging Consultants, A Medical Group, Inc.**
          2.11           Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Total Medical Imaging, Inc.**
          2.12           Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Valley Radiologists Medical Group, Inc.**
          2.13           Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and The Ide Group, P.C.**
          2.14           Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and M&S X-Ray Associates, P.A.**
          2.15           Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and South Texas MR, Inc.**
          2.16           Agreement and Plan of Exchange, dated June 27, 1997 by and between American Physician Partners, Inc., and San Antonio
                         MR, Inc.**

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.17           Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., Lexington MR, Ltd.
                         and the Sellers.**
          2.18           Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., Madison Square
                         Joint Venture and the Sellers.**
          2.19           Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., South Texas No. 1
                         MRI Limited Partnership, a Texas limited partnership, and
                         the Sellers.**
          2.20           Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., San Antonio MRI
                         Partnership No. 2 Ltd., a Texas limited partnership, and the
                         Sellers**
          2.21           Agreement and Plan of Exchange, dated June 27, 1997 by and between American Physician Partners, Inc., and the Sellers**
          2.22           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and among
                         American Physician Partners, Inc., Carroll Imaging
                         Associates, P.A., Diagnostic Imaging Associates, P.A., Drs.
                         Thomas, Wallop, Kim & Lewis, P.A., Drs. Copeland, Hyman &
                         Shackman, P.A., Drs. DeCarlo, Lyon, Hearn & Pazourek, P.A.,
                         Harbor Radiologists, P.A., and Perilla, Sindler &
                         Associates, P.A.**
          2.23           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Radiology and Nuclear
                         Medicine, A Professional Association.**
          2.24           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Mid Rockland Imaging
                         Associates, P.C.**
          2.25           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Rockland Radiological
                         Group, P.C.**
          2.26           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Advanced Imaging of
                         Orange County, P.C.**
          2.27           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Central Imaging
                         Associates, P.C.**
          2.28           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Nyack Magnetic
                         Resonance Imaging, P.C.**
          2.29           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Pelham Imaging
                         Associates, P.C.**
          2.30           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Women's Imaging
                         Consultants, P.C.**
          2.31           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Pacific Imaging
                         Consultants, A Medical Group, Inc.**

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.32           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Total Medical
                         Imaging, Inc.**
          2.33           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Valley Radiologists
                         Medical Group, Inc.**
          2.34           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and The Ide Group, P.C.**
          2.35           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and M & S X-Ray
                         Associates, P.A.**
          2.36           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and South Texas MR,
                         Inc.**
          2.37           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and San Antonio MR,
                         Inc.**
          2.38           Amendment No. 1 to the Agreement and Plan of Exchange, dated
                         September 30, 1997, by and between American Physician
                         Partners, Inc., and Lexington MR, Ltd.**
          2.39           Amendment No. 1 to the Agreement and Plan of Exchange, dated
                         September 30, 1997, by and between American Physician
                         Partners, Inc., and Madison Square Joint Venture.**
          2.40           Amendment No. 1 to the Agreement and Plan of Exchange, dated
                         September 30, 1997, by and between American Physician
                         Partners, Inc., and South Texas No. 1 MRI Limited
                         Partnership.**
          2.41           Amendment No. 1 to the Agreement and Plan of Exchange, dated
                         September 30, 1997, by and between American Physician
                         Partners, Inc., and San Antonio MRI Partnership No. 2,
                         Ltd.**
          2.42           Asset Purchase Agreement, dated as of January 1, 1998, by
                         and among American Physician Partners, Inc., Community
                         Radiology Associates, Inc., Drs. Korsower and Pion
                         Radiology, P.A., and the Principal Stockholders****
          2.43           Asset Purchase Agreement, dated as of January 12, 1998, by and among American Physician Partners, Inc., Valley Imaging
                         Partners, Inc., Questar Imaging, Inc. and Questar Imaging
                         VR, Inc.****
          2.44           Asset Purchase Agreement, dated as of January 23, 1998, by and among American Physician Partners, Inc., Valley Imaging
                         Partners, Inc., PAL Imaging Corp. and the Principal
                         Stockholders****
          2.45           Asset Purchase Agreement, dated as of April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast
                         Imaging Partners, Inc. and Radiology Imaging Associates,
                         Basilico, Gallagher and Raffa, M.D., P.A. and Robert F.
                         Basilico, M.D., Edward Gallagher, M.D., R.J. Raffa, M.D.,
                         Joseph T. Charles, M.D., Alex N. Vennos, M.D., and Robin J.
                         Connolly, M.D.*****

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.46           Asset Purchase Agreement, dated as of April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast
                         Imaging Partners, Inc. and St. Lucie Imaging and Breast
                         Center, Inc. and Robert F. Basilico, M.D., Edward Gallagher,
                         M.D., R.J. Raffa, M.D., Joseph T. Charles, M.D., Alex N.
                         Vennos, M.D., and Robin J. Connolly, M.D.*****
          2.47           Asset Purchase Agreement, dated as of April 28, 1998, by and among American Physician Partners, Inc., Valley Imaging
                         Partners, Inc., LXL, Ltd. and the Partners of LXL, Ltd.*****
          2.48           Asset Purchase Agreement, dated as of June 1, 1998, by and among American Physician Partners, Inc., Mid Rockland
                         Imaging Partners, Inc., Empire State Imaging Partners, Inc.,
                         RF Management Corp. and Modern Medical Modalities
                         Corporation*****
          2.49           Asset Purchase Agreement, dated as of June 23, 1998, by and among American Physician Partners, Inc., Valley Imaging
                         Partners, Inc., Brewster Imaging Center, Inc. and Each
                         Principal Stockholder*****
          2.50           Asset Purchase Agreement, dated as of June 29, 1998, by and among American Physician Partners, Inc., Valley Imaging
                         Partners, Inc. and Bryan M. Shieman, M.D., a sole
                         proprietorship d/b/a El Camino Center for Osteoporosis
                         and/or ECOO II*****
          2.51           Stock Purchase Agreement, dated September 1, 1998, by and
                         among American Physician Partners, Inc., WB&A Imaging
                         Partners, Inc. and Vimla Bhooshan, M.D., John B. DeGrazia,
                         M.D., Edwin Goldstein, M.D., Paul T. Lubar, M.D., Calvin D.
                         Neithamer, M.D., William P. O'Grady, M.D., Robert A.
                         Olshaker, M.D., Stanley M. Perl, M.D., Michael S. Usher,
                         M.D., Alan B. Kronthal, M.D., Steven A. Meyers, M.D., Victor
                         A. Bracey, M.D. and Larry W. Busching******
          2.52           Asset Purchase Agreement, dated September 1, 1998, by and
                         among American Physician Partners, Inc., Ormond Imaging
                         Partners, Inc., Magnetic Resonance Imaging Associates
                         Limited Partnership and Paul T. Lubar, Stanley M. Perl,
                         Michael S. Usher, John B. DeGrazia, Larry W. Busching, Vimla
                         Bhooshan, William P. O'Grady, Robert A. Olshaker, and Calvin
                         D. Neithamer******
          2.53           Asset Purchase Agreement, dated September 1, 1998, by and
                         among American Physician Partners, Inc., Ormond Imaging
                         Partners, Inc., Duke Associates Limited Partnership and Paul
                         T. Lubar, Stanley M. Perl, Michael S. Usher, John B.
                         DeGrazia, Larry W. Busching, Vimla Bhooshan, William P.
                         O'Grady, Edwin Goldstein, Robert A. Olshaker, Calvin D.
                         Neithamer and Alan J. Kronthal******
          2.54           Stock Purchase Agreement effective as of August 1, 1999 by and among American Physician Partners, Inc., Questar
                         Imaging, Inc. and the shareholders of Questar Imaging,
                         Inc.********
          3.1            Restated Certificate of Incorporation of American Physician
                         Partners, Inc.***
          3.2            Amended and Restated Bylaws of American Physician Partners,
                         Inc.***
          3.3            Amendment to Restated Certificate of Incorporation of
                         American Physician Partners, Inc.*********
          3.4            Amendment to Restated Bylaws of American Physician Partners,
                         Inc.*********
          4.1            Form of certificate evidencing ownership of Common Stock of
                         American Physician Partners, Inc.**
          4.2            Form of Convertible Promissory Note of American Physician
                         Partners, Inc.**

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.3            Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital
                         Partners SBIC, L.P.******** (see Exhibit 4.1 thereof)
          4.4            Convertible Junior Subordinated Promissory Note dated August
                         1, 1999 issued to BT Capital Partners SBIC, L.P.********
                         (see Exhibit 4.2 thereof).
         10.1            American Physician Partners, Inc. 1996 Stock Option Plan.**
         10.2            Employment Agreement between American Physician Partners,
                         Inc. and Gregory L. Solomon.**
         10.3            Employment Agreement between American Physician Partners,
                         Inc. and Mark S. Martin.**
         10.4            Employment Agreement between American Physician Partners,
                         Inc. and Sami S. Abbasi.**
         10.5            Employment Agreement between American Physician Partners,
                         Inc. and Paul M. Jolas.**
         10.6            Form of Indemnification Agreement for certain Directors and
                         Officers.***
         10.7            Form of Registration Rights Agreement.**
         10.8            Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., APPI-Advanced Radiology,
                         Inc. and Carroll Imaging Associates, P.A., Diagnostic
                         Imaging Associates, P.A., Drs. Thomas, Wallop, Kim & Lewis,
                         P.A., Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo,
                         Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A.,
                         Perilla, Sindler & Associates, P.A.**
         10.9            Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Ide Admin Corp. and Ide
                         Imaging Group, P.C.**
         10.10           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., M & S X-Ray Associates,
                         P.A. and M&S Imaging Associates, P.A.**
         10.11           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Rockland Radiological
                         Group, P.C. and The Greater Rockland Radiological Group,
                         P.C.**
         10.12           Service Agreement dated November   , by and among American
                         Physician Partners, Inc., Advanced Imaging of Orange County,
                         P.C. and The Greater Rockland Radiological Group, P.C.**
         10.13           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Central Imaging
                         Associates, P.C. and The Greater Rockland Radiological
                         Group, P.C.**
         10.14           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Nyack Magnetic Resonance
                         Imaging, P.C. and The Greater Rockland Radiological Group,
                         P.C.**
         10.15           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Pelham Imaging
                         Associates, P.C. and The Greater Rockland Radiological
                         Group, P.C.**
         10.16           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Women's Imaging
                         Consultants, P.C. and The Greater Rockland Radiological
                         Group, P.C.**
         10.17           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., APPI-Pacific Imaging Inc.
                         and PIC Medical Group, Inc.**

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.18           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Radiology and Nuclear
                         Medicine, a Professional Association and RNM L.L.C.**
         10.19           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., APPI-Valley Radiology,
                         Inc. and Valley Radiology Medical Associates, Inc.**
         10.20           Consulting Agreement between American Physician Partners,
                         Inc. and Michael L. Sherman, M.D.***
         10.21           Office Building Lease Agreement between Dallas Main Center
                         Limited Partnership and American Physician Partners, Inc.***
         10.22           First Amendment to Office Building Lease Agreement between
                         Dallas Main Center Limited Partnership and American
                         Physician Partners, Inc.***
         10.24           Consulting Agreement between American Physician Partners,
                         Inc. and Lawrence R. Muroff, M.D.***
         10.25           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Lawrence Muroff, M.D.***
         10.26           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Mark Martin.***
         10.27           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Sami Abbasi.***
         10.28           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Gregory L. Solomon.***
         10.29           First Amendment to Consulting Agreement between American
                         Physician Partners, Inc. and Lawrence R. Muroff, M.D.***
         10.30           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Michael Sherman, M.D.***
         10.31           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Paul M. Jolas.***
         10.32           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Derace Schaffer, M.D.***
         10.33           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and John Pappajohn.***
         10.34           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Mary Pappajohn.***
         10.35           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Thebes Ltd.***
         10.36           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Halkis Ltd.***
         10.37           Service Agreement dated January 1, 1998, by and among
                         American Physician Partners, Inc., Community Imaging
                         Partners, Inc., Community Radiology Associates, Inc. and
                         Drs. Korsower and Pion Radiology, P.A.****
         10.38           Service Agreement dated April 1, 1998, by and among American
                         Physician Partners, Inc., Treasure Coast Imaging Partners,
                         Inc. and Radiology Imaging Associates -- Basilico, Gallagher
                         & Raffa, M.D., P.A.*****

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.39           First Amendment to Credit Agreement and Consent dated May
                         19, 1998, by and among American Physician Partners, Inc.,
                         General Electric Capital Corporation and the other credit
                         parties signatory thereto*****
         10.40           Employment Agreement between American Physician Partners,
                         Inc. and Mark L. Wagar*****
         10.41           Service Agreement dated September 1, 1998, by and among
                         American Physician Partners, Inc., WB&A Imaging Partners,
                         Inc. and WB&A Imaging, P.C.******
         10.42           Office Building Lease Agreement between The Equitable-Nissei
                         Dallas Company and Fibreboard Corporation******
         10.43           Intentionally Omitted.
         10.44           First Amendment to Employment Agreement between American
                         Physician Partners, Inc. and Mark L. Wagar*******
         10.45           First Amendment to Employment Agreement between American
                         Physician Partners, Inc. and Mark S. Martin*******
         10.46           First Amendment to Employment Agreement between American
                         Physician Partners, Inc. and Sami S. Abbasi*******
         10.47           First Amendment to Employment Agreement between American
                         Physician Partners, Inc. and Paul M. Jolas*******
         10.48           Amendment No. 1 to American Physician Partners, Inc. 1996
                         Stock Option Plan********
         10.49           Amendment No. 2 of Employment Agreement between Radiologix,
                         Inc. and Mark S. Martin************
         10.50           Amendment No. 2 of Employment Agreement between Radiologix,
                         Inc. and Mark L. Wagar*************
         10.51           Amendment No. 3 of Employment Agreement between Radiologix,
                         Inc. and Mark S. Martin*************
         10.52           Amendment No. 2 of Employment Agreement between Radiologix,
                         Inc. and Paul M. Jolas*************
         10.53           Third Amendment to Credit Agreement and Consent dated August
                         9, 2000 by and among Radiologix, Inc. (formerly American
                         Physician Partners, Inc.) and General Electric Capital
                         Corporation and other credit parties signatory
                         thereto*************
         10.54           Amended and Restated Agreement and Plan of Merger, dated as of September 12, 2000, as amended by and among Radiologix,
                         Inc., SKM-RD LLC and SKM-RD Acquisition Corp. (see Exhibit 2
                         thereof)**************
         10.55           Second Amendment to Amended and Restated Agreement and Plan
                         of Merger, dated as of February 20, 2001, by and among
                         Radiologix, Inc., SKM-RD LLC and SKM-RD Acquisition Corp.*
         10.56           Fourth Amendment to Credit Agreement and Waiver, dated as of
                         March 28, 2001, by and among Radiologix, Inc., General
                         Electric Capital Corporation and other credit parties
                         signatory thereto.*
         10.57           Assignment and Assumption Agreement dated March 2001, by and between Fibreboard Corporation and Radiologix, Inc.*
         10.58           Employment Agreement between Radiologix, Inc. and Sami S.
                         Abbasi dated as of December 13, 2000*
         10.59           Amendment No. 3 of Employment Agreement between Radiologix,
                         Inc. and Paul M. Jolas.*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         21.1            Subsidiaries*
         24.1            Power of Attorney (contained on the signature page of this
                         Form 10-K)*
         99.1            Press Release issued by Radiologix on September 24, 1999
                         announcing its change of corporate name from American
                         Physician Partners, Inc.**********
         99.2            Certificate of Ownership and Merger of Radiologix with and into American Physician Partners, Inc.**********

- ---------------

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

************* Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-Q filed on August 14, 2000.

**************Incorporated by reference to the Registrant's Registration
              Statement No. 333-45790 on Form S-4.

     (b) Financial Statement Schedules.

     Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 1998, 1999 and 2000 is included herewith.

     (c) Reports on Form 8-K.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Radiologix has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 29, 2001.

                                            RADIOLOGIX

                                            By:
                                                     /s/ MARK L. WAGAR
                                              ----------------------------------
                                              Mark L. Wagar
                                              Chairman of the Board
                                              and Chief Executive Officer

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                  /s/ MARK L. WAGAR                    Chairman of the Board of         March 29, 2001
- -----------------------------------------------------    Directors and Chief
                    Mark L. Wagar                        Executive Officer (Principal
                                                         Executive Officer)

                 /s/ SAMI S. ABBASI                    Chief Financial Officer and      March 29, 2001
- -----------------------------------------------------    Executive Vice President
                   Sami S. Abbasi                        (Principal Accounting
                                                         Officer)

                 /s/ PAUL D. FARRELL                   Director                         March 29, 2001
- -----------------------------------------------------
                   Paul D. Farrell

            /s/ DERACE L. SCHAFFER, M.D.               Director                         March 29, 2001
- -----------------------------------------------------
              Derace L. Schaffer, M.D.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----


            /s/ MICHAEL L. SHERMAN, M.D.               Director                         March 29, 2001
- -----------------------------------------------------
              Michael L. Sherman, M.D.

                /s/ JOHN W. COLLOTON                   Director                         March 29, 2001
- -----------------------------------------------------
                  John W. Colloton

              /s/ LESS T. CHAFEN, M.D.                 Director                         March 29, 2001
- -----------------------------------------------------
                 Less T. Chafen, M.D

                                  SCHEDULE II
                                RADIOLOGIX, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)

                                               BALANCE AT                                   BALANCE AT
                                               BEGINNING                                      END OF
DESCRIPTION                                    OF PERIOD    PROVISION   OTHER   WRITEOFFS     PERIOD
- -----------                                    ----------   ---------   -----   ---------   ----------
ALLOWANCES FOR BAD DEBT
For the Year Ended December 31, 1998.........   $16,440      $13,723    $977    $(12,768)    $18,372
For the Year Ended December 31, 1999.........   $18,372       18,838     637     (10,871)    $26,976
For the Year Ended December 31, 2000.........   $26,976       34,389      --     (23,264)    $38,101

Amounts in "Other" category represent allowance from new affiliations.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and among American Physician Partners, Inc.,
                         Carroll Imaging Associates, P.A., Diagnostic Imaging
                         Associates, P.A., Drs. Copeland, Hyman and Shackman, P.A.,
                         Drs. Decarlo, Lyon, Hearn & Pazourek, P.A., Drs. Thomas,
                         Wallop, Kim & Lewis, P.A., Harbor Radiologists, P.A., and
                         Perilla, Syndler & Associates, P.A.**
          2.2            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc.,
                         Radiology and Nuclear Medicine, A Professional
                         Association.**
          2.3            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Mid Rockland Imaging Associates, P.C.**
          2.4            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Rockland Radiological Group, P.C.**
          2.5            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Advanced Imaging of Orange County, P.C.**
          2.6            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Central Imaging Associates, P.C.**
          2.7            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Nyack Magnetic Resonance Imaging, P.C.**
          2.8            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Pelham Imaging Associates, P.C.**
          2.9            Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Women's Imaging Consultants, P.C.**
          2.10           Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Pacific Imaging Consultants, A Medical Group, Inc.**
          2.11           Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Total Medical Imaging, Inc.**
          2.12           Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and Valley Radiologists Medical Group, Inc.**
          2.13           Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and The Ide Group, P.C.**
          2.14           Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and M&S X-Ray Associates, P.A.**
          2.15           Agreement and Plan of Reorganization and Merger, dated June
                         27, 1997 by and between American Physician Partners, Inc., and South Texas MR, Inc.**
          2.16           Agreement and Plan of Exchange, dated June 27, 1997 by and between American Physician Partners, Inc., and San Antonio
                         MR, Inc.**
          2.17           Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., Lexington MR, Ltd.
                         and the Sellers.**

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.18           Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., Madison Square
                         Joint Venture and the Sellers.**
          2.19           Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., South Texas No. 1
                         MRI Limited Partnership, a Texas limited partnership, and
                         the Sellers.**
          2.20           Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., San Antonio MRI
                         Partnership No. 2 Ltd., a Texas limited partnership, and the
                         Sellers**
          2.21           Agreement and Plan of Exchange, dated June 27, 1997 by and between American Physician Partners, Inc., and the Sellers**
          2.22           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and among
                         American Physician Partners, Inc., Carroll Imaging
                         Associates, P.A., Diagnostic Imaging Associates, P.A., Drs.
                         Thomas, Wallop, Kim & Lewis, P.A., Drs. Copeland, Hyman &
                         Shackman, P.A., Drs. DeCarlo, Lyon, Hearn & Pazourek, P.A.,
                         Harbor Radiologists, P.A., and Perilla, Sindler &
                         Associates, P.A.**
          2.23           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Radiology and Nuclear
                         Medicine, A Professional Association.**
          2.24           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Mid Rockland Imaging
                         Associates, P.C.**
          2.25           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Rockland Radiological
                         Group, P.C.**
          2.26           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Advanced Imaging of
                         Orange County, P.C.**
          2.27           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Central Imaging
                         Associates, P.C.**
          2.28           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Nyack Magnetic
                         Resonance Imaging, P.C.**
          2.29           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Pelham Imaging
                         Associates, P.C.**
          2.30           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Women's Imaging
                         Consultants, P.C.**
          2.31           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Pacific Imaging
                         Consultants, A Medical Group, Inc.**
          2.32           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Total Medical
                         Imaging, Inc.**

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.33           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and Valley Radiologists
                         Medical Group, Inc.**
          2.34           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and The Ide Group, P.C.**
          2.35           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and M & S X-Ray
                         Associates, P.A.**
          2.36           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and South Texas MR,
                         Inc.**
          2.37           Amendment No. 1 to the Agreement and Plan of Reorganization
                         and Merger, dated as of September 30, 1997, by and between
                         American Physician Partners, Inc., and San Antonio MR,
                         Inc.**
          2.38           Amendment No. 1 to the Agreement and Plan of Exchange, dated
                         September 30, 1997, by and between American Physician
                         Partners, Inc., and Lexington MR, Ltd.**
          2.39           Amendment No. 1 to the Agreement and Plan of Exchange, dated
                         September 30, 1997, by and between American Physician
                         Partners, Inc., and Madison Square Joint Venture.**
          2.40           Amendment No. 1 to the Agreement and Plan of Exchange, dated
                         September 30, 1997, by and between American Physician
                         Partners, Inc., and South Texas No. 1 MRI Limited
                         Partnership.**
          2.41           Amendment No. 1 to the Agreement and Plan of Exchange, dated
                         September 30, 1997, by and between American Physician
                         Partners, Inc., and San Antonio MRI Partnership No. 2,
                         Ltd.**
          2.42           Asset Purchase Agreement, dated as of January 1, 1998, by
                         and among American Physician Partners, Inc., Community
                         Radiology Associates, Inc., Drs. Korsower and Pion
                         Radiology, P.A., and the Principal Stockholders****
          2.43           Asset Purchase Agreement, dated as of January 12, 1998, by and among American Physician Partners, Inc., Valley Imaging
                         Partners, Inc., Questar Imaging, Inc. and Questar Imaging
                         VR, Inc.****
          2.44           Asset Purchase Agreement, dated as of January 23, 1998, by and among American Physician Partners, Inc., Valley Imaging
                         Partners, Inc., PAL Imaging Corp. and the Principal
                         Stockholders****
          2.45           Asset Purchase Agreement, dated as of April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast
                         Imaging Partners, Inc. and Radiology Imaging Associates,
                         Basilico, Gallagher and Raffa, M.D., P.A. and Robert F.
                         Basilico, M.D., Edward Gallagher, M.D., R.J. Raffa, M.D.,
                         Joseph T. Charles, M.D., Alex N. Vennos, M.D., and Robin J.
                         Connolly, M.D.*****
          2.46           Asset Purchase Agreement, dated as of April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast
                         Imaging Partners, Inc. and St. Lucie Imaging and Breast
                         Center, Inc. and Robert F. Basilico, M.D., Edward Gallagher,
                         M.D., R.J. Raffa, M.D., Joseph T. Charles, M.D., Alex N.
                         Vennos, M.D., and Robin J. Connolly, M.D.*****

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.47           Asset Purchase Agreement, dated as of April 28, 1998, by and among American Physician Partners, Inc., Valley Imaging
                         Partners, Inc., LXL, Ltd. and the Partners of LXL, Ltd.*****
          2.48           Asset Purchase Agreement, dated as of June 1, 1998, by and among American Physician Partners, Inc., Mid Rockland
                         Imaging Partners, Inc., Empire State Imaging Partners, Inc.,
                         RF Management Corp. and Modern Medical Modalities
                         Corporation*****
          2.49           Asset Purchase Agreement, dated as of June 23, 1998, by and among American Physician Partners, Inc., Valley Imaging
                         Partners, Inc., Brewster Imaging Center, Inc. and Each
                         Principal Stockholder*****
          2.50           Asset Purchase Agreement, dated as of June 29, 1998, by and among American Physician Partners, Inc., Valley Imaging
                         Partners, Inc. and Bryan M. Shieman, M.D., a sole
                         proprietorship d/b/a El Camino Center for Osteoporosis
                         and/or ECOO II*****
          2.51           Stock Purchase Agreement, dated September 1, 1998, by and
                         among American Physician Partners, Inc., WB&A Imaging
                         Partners, Inc. and Vimla Bhooshan, M.D., John B. DeGrazia,
                         M.D., Edwin Goldstein, M.D., Paul T. Lubar, M.D., Calvin D.
                         Neithamer, M.D., William P. O'Grady, M.D., Robert A.
                         Olshaker, M.D., Stanley M. Perl, M.D., Michael S. Usher,
                         M.D., Alan B. Kronthal, M.D., Steven A. Meyers, M.D., Victor
                         A. Bracey, M.D. and Larry W. Busching******
          2.52           Asset Purchase Agreement, dated September 1, 1998, by and
                         among American Physician Partners, Inc., Ormond Imaging
                         Partners, Inc., Magnetic Resonance Imaging Associates
                         Limited Partnership and Paul T. Lubar, Stanley M. Perl,
                         Michael S. Usher, John B. DeGrazia, Larry W. Busching, Vimla
                         Bhooshan, William P. O'Grady, Robert A. Olshaker, and Calvin
                         D. Neithamer******
          2.53           Asset Purchase Agreement, dated September 1, 1998, by and
                         among American Physician Partners, Inc., Ormond Imaging
                         Partners, Inc., Duke Associates Limited Partnership and Paul
                         T. Lubar, Stanley M. Perl, Michael S. Usher, John B.
                         DeGrazia, Larry W. Busching, Vimla Bhooshan, William P.
                         O'Grady, Edwin Goldstein, Robert A. Olshaker, Calvin D.
                         Neithamer and Alan J. Kronthal******
          2.54           Stock Purchase Agreement effective as of August 1, 1999 by and among American Physician Partners, Inc., Questar
                         Imaging, Inc. and the shareholders of Questar Imaging,
                         Inc.********
          3.1            Restated Certificate of Incorporation of American Physician
                         Partners, Inc.***
          3.2            Amended and Restated Bylaws of American Physician Partners,
                         Inc.***
          3.3            Amendment to Restated Certificate of Incorporation of
                         American Physician Partners, Inc.*********
          3.4            Amendment to Restated Bylaws of American Physician Partners,
                         Inc.*********
          4.1            Form of certificate evidencing ownership of Common Stock of
                         American Physician Partners, Inc.**
          4.2            Form of Convertible Promissory Note of American Physician
                         Partners, Inc.**
          4.3            Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital
                         Partners SBIC, L.P.******** (see Exhibit 4.1 thereof)
          4.4            Convertible Junior Subordinated Promissory Note dated August
                         1, 1999 issued to BT Capital Partners SBIC, L.P.********
                         (see Exhibit 4.2 thereof).
         10.1            American Physician Partners, Inc. 1996 Stock Option Plan.**

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2            Employment Agreement between American Physician Partners,
                         Inc. and Gregory L. Solomon.**
         10.3            Employment Agreement between American Physician Partners,
                         Inc. and Mark S. Martin.**
         10.4            Employment Agreement between American Physician Partners,
                         Inc. and Sami S. Abbasi.**
         10.5            Employment Agreement between American Physician Partners,
                         Inc. and Paul M. Jolas.**
         10.6            Form of Indemnification Agreement for certain Directors and
                         Officers.***
         10.7            Form of Registration Rights Agreement.**
         10.8            Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., APPI-Advanced Radiology,
                         Inc. and Carroll Imaging Associates, P.A., Diagnostic
                         Imaging Associates, P.A., Drs. Thomas, Wallop, Kim & Lewis,
                         P.A., Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo,
                         Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A.,
                         Perilla, Sindler & Associates, P.A.**
         10.9            Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Ide Admin Corp. and Ide
                         Imaging Group, P.C.**
         10.10           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., M & S X-Ray Associates,
                         P.A. and M&S Imaging Associates, P.A.**
         10.11           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Rockland Radiological
                         Group, P.C. and The Greater Rockland Radiological Group,
                         P.C.**
         10.12           Service Agreement dated November   , by and among American
                         Physician Partners, Inc., Advanced Imaging of Orange County,
                         P.C. and The Greater Rockland Radiological Group, P.C.**
         10.13           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Central Imaging
                         Associates, P.C. and The Greater Rockland Radiological
                         Group, P.C.**
         10.14           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Nyack Magnetic Resonance
                         Imaging, P.C. and The Greater Rockland Radiological Group,
                         P.C.**
         10.15           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Pelham Imaging
                         Associates, P.C. and The Greater Rockland Radiological
                         Group, P.C.**
         10.16           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Women's Imaging
                         Consultants, P.C. and The Greater Rockland Radiological
                         Group, P.C.**
         10.17           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., APPI-Pacific Imaging Inc.
                         and PIC Medical Group, Inc.**
         10.18           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., Radiology and Nuclear
                         Medicine, a Professional Association and RNM L.L.C.**
         10.19           Service Agreement dated November 26, 1997, by and among
                         American Physician Partners, Inc., APPI-Valley Radiology,
                         Inc. and Valley Radiology Medical Associates, Inc.**

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.20           Consulting Agreement between American Physician Partners,
                         Inc. and Michael L. Sherman, M.D.***
         10.21           Office Building Lease Agreement between Dallas Main Center
                         Limited Partnership and American Physician Partners, Inc.***
         10.22           First Amendment to Office Building Lease Agreement between
                         Dallas Main Center Limited Partnership and American
                         Physician Partners, Inc.***
         10.24           Consulting Agreement between American Physician Partners,
                         Inc. and Lawrence R. Muroff, M.D.***
         10.25           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Lawrence Muroff, M.D.***
         10.26           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Mark Martin.***
         10.27           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Sami Abbasi.***
         10.28           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Gregory L. Solomon.***
         10.29           First Amendment to Consulting Agreement between American
                         Physician Partners, Inc. and Lawrence R. Muroff, M.D.***
         10.30           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Michael Sherman, M.D.***
         10.31           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Paul M. Jolas.***
         10.32           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Derace Schaffer, M.D.***
         10.33           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and John Pappajohn.***
         10.34           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Mary Pappajohn.***
         10.35           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Thebes Ltd.***
         10.36           Side Letter dated November 12, 1997 by and between American
                         Physician Partners, Inc. and Halkis Ltd.***
         10.37           Service Agreement dated January 1, 1998, by and among
                         American Physician Partners, Inc., Community Imaging
                         Partners, Inc., Community Radiology Associates, Inc. and
                         Drs. Korsower and Pion Radiology, P.A.****
         10.38           Service Agreement dated April 1, 1998, by and among American
                         Physician Partners, Inc., Treasure Coast Imaging Partners,
                         Inc. and Radiology Imaging Associates -- Basilico, Gallagher
                         & Raffa, M.D., P.A.*****
         10.39           First Amendment to Credit Agreement and Consent dated May
                         19, 1998, by and among American Physician Partners, Inc.,
                         General Electric Capital Corporation and the other credit
                         parties signatory thereto*****
         10.40           Employment Agreement between American Physician Partners,
                         Inc. and Mark L. Wagar*****
         10.41           Service Agreement dated September 1, 1998, by and among
                         American Physician Partners, Inc., WB&A Imaging Partners,
                         Inc. and WB&A Imaging, P.C.******

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.42           Office Building Lease Agreement between The Equitable-Nissei
                         Dallas Company and Fibreboard Corporation******
         10.43           Intentionally Omitted.
         10.44           First Amendment to Employment Agreement between American
                         Physician Partners, Inc. and Mark L. Wagar*******
         10.45           First Amendment to Employment Agreement between American
                         Physician Partners, Inc. and Mark S. Martin*******
         10.46           First Amendment to Employment Agreement between American
                         Physician Partners, Inc. and Sami S. Abbasi*******
         10.47           First Amendment to Employment Agreement between American
                         Physician Partners, Inc. and Paul M. Jolas*******
         10.48           Amendment No. 1 to American Physician Partners, Inc. 1996
                         Stock Option Plan********
         10.49           Amendment No. 2 of Employment Agreement between Radiologix,
                         Inc. and Mark S. Martin************
         10.50           Amendment No. 2 of Employment Agreement between Radiologix,
                         Inc. and Mark L. Wagar*************
         10.51           Amendment No. 3 of Employment Agreement between Radiologix,
                         Inc. and Mark S. Martin*************
         10.52           Amendment No. 2 of Employment Agreement between Radiologix,
                         Inc. and Paul M. Jolas*************
         10.53           Third Amendment to Credit Agreement and Consent dated August
                         9, 2000 by and among Radiologix, Inc. (formerly American
                         Physician Partners, Inc.) and General Electric Capital
                         Corporation and other credit parties signatory
                         thereto*************
         10.54           Amended and Restated Agreement and Plan of Merger, dated as of September 12, 2000, as amended by and among Radiologix,
                         Inc., SKM-RD LLC and SKM-RD Acquisition Corp. (see Exhibit 2
                         thereof)**************
         10.55           Second Amendment to Amended and Restated Agreement and Plan
                         of Merger, dated as of February 20, 2001, by and among
                         Radiologix, Inc., SKM-RD LLC and SKM-RD Acquisition Corp.*
         10.56           Fourth Amendment to Credit Agreement and Waiver, dated as of
                         March 28, 2001, by and among Radiologix, Inc., General
                         Electric Capital Corporation and other credit parties
                         signatory thereto.*
         10.57           Assignment and Assumption Agreement dated March 2001, by and between Fibreboard Corporation and Radiologix, Inc.*
         10.58           Employment Agreement between Radiologix, Inc. and Sami S.
                         Abbasi dated as of December 13, 2000*
         10.59           Amendment No. 3 of Employment Agreement between Radiologix,
                         Inc. and Paul M. Jolas.*
         21.1            Subsidiaries*
         24.1            Power of Attorney (contained on the signature page of this
                         Form 10-K)*
         99.1            Press Release issued by Radiologix on September 24, 1999
                         announcing its change of corporate name from American
                         Physician Partners, Inc.**********
         99.2            Certificate of Ownership and Merger of Radiologix with and into American Physician Partners, Inc.**********

- ---------------

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

*************  Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-Q filed on August 14, 2000.

************** Incorporated by reference to the Registrant's Registration
               Statement No. 333-45790 on Form S-4.