Form 10-K405/A
period 2000-12-31
RADIOLOGIX INC
filed 2001-04-30
CIK 1031329

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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

                           Yes   [X]      No   [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

       The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $91,293,820, based on the closing sales price of $4.90 of the registrant's Common Stock on the American Stock Exchange on March 30, 2001.

       As of March 30, 2001, 19,507,428 shares of the registrant's Common Stock were outstanding.




================================================================================

                                RADIOLOGIX, INC.

                              INDEX TO FORM 10-K/A


       Radiologix, Inc. (the "Company") hereby amends and restates in their entirety each of the following items of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

Item No.                                                                                                       Page
--------                                                                                                       ----
Item 10.     Directors and Executive Officers of the Registrant...................................................3

Item 11.     Executive Compensation...............................................................................4

Item 12.     Security Ownership of Certain Beneficial Owners and Management.......................................7

Item 13.     Certain Relationships and Related Transactions.......................................................9

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following sets forth certain biographical information concerning each of the Company's Directors and Executive Officers.

       Mark L. Wagar, 49, has served as Chairman and Chief Executive Officer of Radiologix, Inc. since June and May of 1998, respectively. Mr. Wagar was appointed President and Chief Executive Officer of Radiologix, Inc. in May 1998 and served as President until February 2000 when Mr. Martin was appointed President. He was appointed a director and Chairman of Radiologix, Inc. in June 1998. Previously, he served as President and Chief Operating Officer of MedPartners, Inc. (now known as Caremark, Inc.), a publicly-traded health care services company providing pharmacy, disease management services and practice management services. Mr. Wagar joined MedPartners through its acquisition of Mullikin Medical Enterprises in 1995 where he was Chief Operating Officer. Prior to his position at Mullikin, he was President of CIGNA HealthCare of California. With over 27 years of healthcare executive experience, Mr. Wagar has served in a variety of public and private for-profit companies as well as in several not-for-profit hospitals. He received his B.A. from The Ohio State University in 1973 and a Masters of Science in healthcare administration in 1976 from The Ohio State University.

       Mark S. Martin, 41, was promoted to President from Senior Vice President in February 2000 and has served as Chief Operating Officer of Radiologix, Inc. since June 1996. From January 1993 through June 1996, Mr. Martin served as Executive Vice President of Practice Management Development and Support for Medaphis Physician Services Corporation, a subsidiary of Medaphis Corporation, a publicly-traded company which provides business and information services to physicians, physician group practices and hospitals. From October 1987 through December 1992, he served as Vice President of Financial Services for CompMed, Inc., a company which provided comprehensive management and administrative services to hospital-based physicians and physician groups, with a primary emphasis on radiology. From 1982 through 1987, Mr. Martin was employed by KPMG Peat Marwick as a tax manager. Mr. Martin was licensed as a Certified Public Accountant in 1982. He received his B.A. in accounting from Capital University.

       Sami S. Abbasi, 36, has served as Chief Financial Officer and Executive Vice President of Radiologix, Inc. since December 13, 2000. From January 2000 through June 2000, Mr. Abbasi served as Chief Financial Officer and Chief Operating Officer of Adminiquest, Inc., a private company which provided web-enabled and full-service outsourcing solutions to the insurance and benefits industry. From August 1996 through December 1999, Mr. Abbasi served as Chief Financial Officer and Senior Vice President of Radiologix, Inc. From January 1995 through July 1996, Mr. Abbasi served as Vice President in the Health Care Group of Robertson, Stephens and Company, where he was responsible for investment banking business development and the execution of a broad range of corporate finance transactions and mergers and acquisitions. From June 1988 through January 1995, Mr. Abbasi held various positions at Citicorp Securities, including Vice President and Senior Industry Analyst in the Health Care Group. Mr. Abbasi holds a M.B.A. from the University of Rochester and a B.A. in Economics from the University of Pennsylvania.

       Paul M. Jolas, 37, was promoted to Executive Vice President from Senior Vice President in December 2000 and has served as General Counsel of Radiologix, Inc. since August 1996 and as Secretary since October 1996. From September 1989 through July 1996, Mr. Jolas was an attorney with the law firm of Haynes and Boone, LLP in Dallas, Texas, where he practiced in the corporate finance section and was responsible for a broad range of corporate and securities transactions including numerous initial and secondary public offerings of equity and debt securities, mergers and acquisitions and public company reporting requirements. Mr. Jolas received his J.D. from Duke University School of Law and his B.A. in economics from Northwestern University.

       Derace L. Schaffer, M.D, 53, is a founder and director of Radiologix, Inc. Dr. Schaffer is the Chairman and CEO of The IDE Group, P.C., one of the radiology practices with which Radiologix has a contractual relationship. Dr. Schaffer is also CEO and President of the Lan Group, a venture capital firm. He is founder and director of MOMS Pharmacy.com and Patient InfoSystems, Inc., public companies. Dr. Schaffer is a member of the board of directors at Logisticare, Inc.; founder and Chairman of Analytika, Inc.; founder and Director of CardSystems, Inc.; and founder and Director of MedEView, Inc. Dr. Schaffer is a board certified Radiologist. He received his postgraduate radiology training at the Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society, and is Clinical Professor of Radiology at the University of Rochester School of Medicine.

       Michael L. Sherman, M.D., 58, has been a director of Radiologix, Inc. since 1997. Dr. Sherman served as President from 1995 through 2000, and is currently Chairman of the Board of Advanced Radiology, P.A., a large 80 person radiology practice in Baltimore, Maryland, with which Radiologix has a contractual relationship. Dr. Sherman is a Director of MedStar Health, a 7 hospital system in the Baltimore-Washington, D.C. market. Dr. Sherman attended Duke University and University of Maryland Medical School, where he also received his radiology training.

       John W. Colloton, 70, has been a director of the Company since June 1997. Mr. Colloton served as the chief executive officer of the University of Iowa Hospitals and Clinics from 1971 to 1993, and from 1993 through December 2000, was Vice President for Statewide Health Services at the University of Iowa. He also serves as a director of the following companies: Baxter International, Inc.; Wellmark, Inc. (Blue Cross and Blue Shield of Iowa and South Dakota); and Iowa State Bank and Trust Company. Mr. Colloton, who earned his M.A. in Hospital and Health Administration from the University of Iowa, has been elected to the Institute of Medicine of the National Academy of Sciences and has received Distinguished Service Awards from both the American Hospital Association and the Association of American Medical Colleges.

       Paul D. Farrell (CFA), 37, has been a director of the Company since June 2000. Mr. Farrell is a partner with WR Capital Partners, an investment partnership focused on leveraged investments in private and public small capitalization companies. WR Capital was formed by former partners of Wesray Capital. Mr. Farrell joined WR Capital Partners in February 2000. Prior to joining WR Capital Partners, Mr. Farrell was employed at Goldman Sachs & Co. from August 1991 through February 2000, where he was a Managing Director, and Chief Investment Officer of the U.S. value investment team and guided portfolio construction and investment research for Goldman Sachs Asset Management's institutional and mutual fund accounts. Prior to joining Goldman Sachs & Co. in 1991, Mr. Farrell served as a Managing Director at Plaza Investments, the investment subsidiary of GEICO Corp., a major Insurance company. From June 1986 through January 1991, Mr. Farrell was employed by Goldman Sachs & Co. as a Vice President in the investment research department and was responsible for the formation of the firm's Emerging Growth Research Group. Mr. Farrell received his B.A. and M. A. in Economics from Yale University in 1985. Mr. Farrell also serves as a director of iClips, Inc., a private company.

       Less T. Chafen, M.D., 59, has been a director of the Company since the consummation of the Company's initial public offering in November 1997. Since 1978, Dr. Chafen has served as the Chairman of the Board and currently serves as President of PIC Medical Group, Inc., one of the radiology practices with which Radiologix has a contractual relationship. Dr. Chafen is a board certified radiologist and nuclear medicine physician. Dr. Chafen received his M.D. from Loma Linda University and his B.A. in zoology and chemistry from Columbia Union College.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires the Company's directors, executive officers and beneficial owners of more than 10% of the Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely upon its review of the copies of such forms received by it, the Company believes that all such reports were submitted on a timely basis during fiscal year 2000.

ITEM 11. EXECUTIVE COMPENSATION

       The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for fiscal years 2000, 1999 and 1998 with respect to those persons who were, during fiscal year 2000, (i) the Chief Executive Officer and (ii) the other four executive officers of the Company (collectively, with the Chief Executive Officer, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                         ANNUAL
                                                    COMPENSATION(1)
                                                    ---------------
                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                                                          AWARDS
                                                                                       SECURITIES
                                                                                       UNDERLYING       ALL OTHER
  NAME AND PRINCIPAL POSITION                  YEAR       SALARY          BONUS          OPTIONS      COMPENSATION
  ---------------------------                  ----   -------------   -------------    ------------   -------------
Mark L. Wagar                                  2000   $     415,475   $      60,000         120,000   $          --
    Chairman of the Board and                  1999         398,269              --         100,000              --
    Chief Executive Officer                    1998         212,131         106,800         500,000              --

Mark S. Martin                                 2000   $     294,705   $      39,542         100,000   $          --
    President and                              1999         233,442              --          30,000              --
    Chief Operating Officer                    1998         188,782         145,000          50,000              --

Sami S. Abbasi(2)                              2000   $      38,087   $          --              --   $          --
    Executive Vice President and               1999         233,442              --          30,000              --
    Chief Financial Officer                    1998         185,108         130,000          50,000              --

Paul M. Jolas                                  2000   $     195,631   $      27,000          58,000   $          --
    Executive Vice President,                  1999         179,018              --          20,000              --
    General Counsel and Secretary              1998         149,038         110,000          35,000              --

David W. Young(3)                              2000   $     186,106   $      24,750          50,000   $          --
    Vice President - Finance,                  1999         135,538              --          15,000              --
    Controller and Treasurer                   1998         110,096          40,000          30,000              --

----------

(1) Perquisites are not included since the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus, in accordance with regulations promulgated by the Commission; therefore, the Other Annual Compensation Column has not been included in this table.

(2) Mr. Abbasi was appointed Executive Vice President and Chief Financial Officer on December 13, 2000.

(3)      Mr. Young resigned effective December 22, 2000.

STOCK OPTION GRANTS AND EXERCISES

       The following table sets forth certain information concerning options granted in fiscal year 2000 to the Company's Named Executive Officers. The Company had outstanding 2,530,455 options for the purchase of Common Stock as of December 31, 2000. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during fiscal year 2000.

                        OPTION GRANTS IN FISCAL YEAR 2000



                                                  Individual Grants
                            ----------------------------------------------------------------
                                                                                                     Potential Realizable
                              Number of                                                                Value at Assumed
                              Securities    Percent of Total                                         Annual Rates of Stock
                              Underlying    Options Granted     Exercise or                          Price Appreciation for
                               Options      to Employees in     Base Price                             Option Term(2)
     Name                     Granted (1)     Fiscal Year       ($/sh)(1)     Expiration Date        5%($)            10%($)
     ----                   --------------  ---------------   --------------  --------------   --------------   --------------
Mark L. Wagar ...........          120,000             16.5%           $3.75         01/06/11   $      283,003   $      717,184
Mark S. Martin ..........          100,000             13.8             3.75         01/06/11          235,835          597,653
Sami S. Abbasi ..........               --               --               --               --               --               --
Paul M. Jolas ...........           58,000              8.0             3.75         01/06/11          136,785          346,639
David W. Young(3) .......           50,000              6.9             3.75         01/06/11          117,918          298,827

----------

(1) The option exercise price may be paid in shares of Common Stock owned by the Named Executive Officer, in cash, or in any other form of valid consideration as determined by the Compensation Committee in its discretion.

(2) The dollar amounts in these columns represent the potential realizable value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming that the market price of Common Stock appreciates in value from the date of grant at assumed annual rates of 5% and 10% (compounded annually) until the end of the ten (10) year term. These assumed rates of appreciation are prescribed by the rules and regulations of the Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the price of the Common Stock. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods.

(3) Mr. Young resigned effective December 22, 2000. Mr. Young's options are no longer exercisable.

       The following table sets forth certain information concerning options exercised in fiscal year 2000 by the Named Executive Officers.

         AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND YEAR-END VALUES


                                                                    Number of Securities             Value of Unexercised
                                                                   Underlying Unexercised            In-the-Money Options
                                                                Options at Fiscal Year-End(#)        at Fiscal Year-End ($)(3)
                           Shares Acquired        Value        -------------------------------   -------------------------------
        Name             on Exercise(#)(1)   Realized ($)(2)     Exercisable    Unexercisable     Exercisable     Unexercisable
        ----             -----------------   ---------------   --------------   --------------   --------------   --------------
Mark L. Wagar ...........               --               --          315,333          404,667       $   27,500       $  122,500
Mark S. Martin ..........               --               --          254,889          140,111          586,374          148,001
Sami S. Abbasi ..........            3,160   $       13,430               --               --               --               --
Paul M. Jolas ...........               --               --          188,794           91,206          445,445           99,930
David W. Young(4) .......               --               --               --               --               --               --

----------

(1)      Includes all exercises during calendar year 2000.

(2) The value realized equals the fair market value of the Common Stock acquired on the date of exercise minus the exercise price.

(3) Based on the closing price of the Common Stock of $5.00 per share, as of December 31, 2000, less the option exercise price. There is no guarantee that if and when these options are exercised they will have this value.

(4) Mr. Young resigned effective December 22, 2000. Mr. Young's options are no longer exercisable.

EMPLOYMENT CONTRACTS

       The Company has employment agreements with Messrs. Wagar, Martin, Abbasi and Jolas, each of whom receive annual salaries at the rate of $425,000, $325,000, $275,000 and $225,000, respectively. Each employment agreement has a term of one year with automatic successive one-year renewal periods. Each employment agreement provides that in the event of a termination of employment by the Company (i) other than for cause, (ii) upon disability or (iii) upon voluntary termination by employee due to an adverse change in duties, such employee shall be entitled to receive from the Company a payment equal to one-half of the amount of such employee's then current annual base salary to be paid in one lump sum (plus up to an additional six months of annual base salary to be paid on a monthly basis under certain circumstances), plus a payment for all accrued but unpaid wages and expense reimbursements. Such employment agreements provide that in the event such employee's employment terminates following a change in control transaction (as defined in such employment agreements) of the Company, the Company shall pay such employee two times such employee's then current annual base salary. Each such employment agreement contains a covenant-not-to-compete with the Company for a period of one year following termination of employment.

COMPENSATION OF DIRECTORS

       Pursuant to the Company's Amended and Restated Bylaws, the members of the Board may be compensated in a manner and at a rate determined from time to time by the Board. Directors who are employees of the Company do not receive additional compensation for service as a director. Under the Company's 1996 Stock Option Plan, Directors who are not employees of the Company receive options to purchase 10,000 shares of Common Stock per year of service and $1,000 for each Board meeting attended in person and $500 for attendance via telephone. Directors are paid $500 for each committee meeting attended in person and $250 for attendance via telephone, unless such committee meeting is held on the same day as a Board meeting.

DEDUCTIBILITY OF COMPENSATION

       Section 162(m) of the Internal Revenue Code limits the tax deduction of a public company to $1,000,000 for compensation paid to its chief executive officer or any of its four other highest paid officers. The Company has not adopted a policy with respect to executive compensation in excess of $1,000,000 a year.

                      COMPENSATION COMMITTEE INTERLOCKS AND
                 INSIDER PARTICIPATION IN COMPENSATION DECISIONS

       Mr. Colloton and Drs. Schaffer and Sherman comprise the Compensation Committee. None of the foregoing individuals serving on the Compensation Committee are or have been officers or employees of any entity on which any executive officer of the Company or its subsidiaries serves as a director or a member of the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth as of April 27, 2001, certain information with regard to the beneficial ownership of the Common Stock by (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares shown in the table below are held with sole voting and investment power by the person or entity indicated. See "Executive Compensation -- Stock Option Grants and Exercises" for disclosures regarding options that are not currently exercisable.

                                                                               Shares of        Percentage of
                                                                              Common Stock       Outstanding
                                                                              Beneficially       Common Stock
Name                                                                           Owned (1)      Beneficially Owned
----                                                                          -----------     ------------------
Mark L. Wagar (2)(3).....................................................       392,333             2.0
Mark S. Martin (2)(4)....................................................       297,665             1.5
Sami S. Abbasi(2)........................................................            --               *
Paul M. Jolas (2)(5).....................................................       218,024             1.1
Derace L. Schaffer, M.D.(2)(6)...........................................       681,308             3.5
Paul D. Farrell (2)(7)...................................................        85,000               *
Less T. Chafen, M.D. (2)(8)..............................................        72,992               *
John W. Colloton (2)(9)..................................................        35,666               *
Michael L. Sherman, M.D.(2)(10)..........................................       132,734               *
All directors and executive officers as a group (nine persons)(11).......     1,915,722             9.8


----------

*        Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise or conversion of stock options or other securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding and to be beneficially owned by the person holding such option or security for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possess sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2) The address of Messrs. Wagar, Martin, Abbasi, Jolas, Colloton and Farrell and Drs. Schaffer, Chafen and Sherman is c/o Radiologix, Inc., 3600 Chase Tower, 2200 Ross Avenue, Dallas, Texas 75201.

(3) Includes 387,333 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(4) Includes 287,665 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(5) Includes 212,024 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(6) Includes exercisable options to purchase 25,666 shares of Common Stock in connection with service as a director of the Company exercisable within 60 days.

(7)      Includes 4,000 shares owned directly by Mr. Farrell's parents, Richard
         P. and Helen L. Farrell with which Mr. Farrell has shared investment control. Mr. Farrell disclaims beneficial ownership of the shares owned by Richard P. and Helen L. Farrell. Includes 10,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(8) Includes exercisable options to purchase 35,666 shares of Common Stock in connection with service as a director of the Company exercisable within 60 days.

(9) Includes exercisable options to purchase 35,666 shares of Common Stock in connection with service as a director of the Company exercisable within 60 days.

(10) Includes exercisable options to purchase 45,666 shares of Common Stock in connection with service as a director of the Company exercisable within 60 days.

(11) Includes 1,029,686 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company and Michael L. Sherman, M.D., a director of the Company, entered into a consulting agreement in August 1996. This consulting agreement expired by its own terms in November 2000. On January 26, 1998, the Company granted Dr. Sherman 5,000 options with an exercise price of $12.00 per share. Dr. Sherman received annual compensation of $100,000 during the term of the consulting agreement. The Company also agreed to nominate Dr. Sherman for election to the Board at the 1998 and 1999 annual meetings of stockholders.

       During fiscal year 2000, Advanced Radiology, P.A. (the radiology group for which Dr. Sherman serves as Chairman), The IDE Group, P.C. (the radiology group for which Dr. Schaffer serves as President and Chief Executive Officer) and PIC Medical Group, Inc. (the radiology group for which Dr. Chafen serves as President) paid the Company $63,290,389, $30,127,026 and $13,607,533 respectively, in service fees pursuant to the agreements between the Company and each respective radiology group.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2001                   RADIOLOGIX, INC.



                                       By: /s/ MARK L. WAGAR
                                          -------------------------------------
                                          Mark L. Wagar
                                          Chairman and Chief Executive Officer