Form 10-Q
period 2001-03-31
RADIOLOGIX INC
filed 2001-05-15
CIK 1031329

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                   Outstanding at May 10, 2001
----------------------------------------              ---------------------------
   COMMON STOCK, $0.0001 PAR VALUE                         19,507,428 SHARES


================================================================================

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX

FORM 10-Q ITEM                                                                                                 PAGE
--------------                                                                                                 ----

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000..........   1

                  Consolidated Statements of Income (Unaudited)
                  for the three months ended March 31, 2001 and 2000..........................................   2

                  Consolidated Statements of Cash Flows (Unaudited)
                  for the three months ended March 31, 2001 and 2000..........................................   3

                  Notes to Consolidated Financial Statements..................................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  11

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................   12

         Item 2.  Changes in Securities and Use of Proceeds...................................................  12

         Item 3.  Defaults Upon Senior Securities.............................................................  12

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  12

         Item 5.  Other Information ..........................................................................  12

         Item 6.  Exhibits and Reports on Form 8-K............................................................  12

SIGNATURES....................................................................................................  13

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                MARCH 31,        DECEMBER 31,
                                                                                  2001               2000
                                                                              ------------       ------------
                                                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents................................................  $     13,048       $      3,620
   Accounts receivable, net of allowances ..................................        71,404             68,214
   Due from affiliates .....................................................         6,480              5,472
   Income tax receivable ...................................................         1,406              7,341
   Other current assets.....................................................         7,976              7,637
                                                                              ------------       ------------
      Total current assets..................................................       100,314             92,284
PROPERTY AND EQUIPMENT, net of accumulated depreciation.....................        52,171             57,375
INVESTMENTS IN JOINT VENTURES...............................................         7,781              7,293
INTANGIBLE ASSETS, net......................................................        97,971             98,848
DEFERRED FINANCING COSTS, net...............................................         6,265              3,907
OTHER ASSETS................................................................        11,081              8,929
                                                                              ------------       ------------
      Total assets..........................................................  $    275,583       $    268,636
                                                                              ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses....................................  $     22,541       $     21,757
   Accrued physician retention..............................................        11,224              9,878
   Accrued salaries and benefits............................................         4,537              5,081
   Current portion of long-term debt........................................        12,494             12,720
   Current portion of capital lease obligations.............................         5,920              6,037
   Other current liabilities................................................           108                129
                                                                              ------------       ------------
      Total current liabilities.............................................        56,824             55,602
DEFERRED INCOME TAXES.......................................................         4,097              4,097
LONG-TERM DEBT, net of current portion......................................       169,087            166,157
CAPITAL LEASE OBLIGATIONS, net of current portion...........................         9,522             10,922
OTHER LIABILITIES...........................................................         1,546                786
                                                                              ------------       ------------
      Total liabilities.....................................................       241,076            237,564

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES.............................         1,290              1,353

STOCKHOLDERS' EQUITY:
   Common stock.............................................................             2                  2
   Additional paid-in capital...............................................          (579)              (579)
   Retained earnings .......................................................        33,794             30,296
                                                                              ------------       ------------
      Total stockholders' equity............................................        33,217             29,719
                                                                              ------------       ------------
      Total liabilities and stockholders' equity............................  $    275,583       $    268,636
                                                                              ============       ============



                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                                2001              2000
                                                            ------------      ------------
                                                                     (UNAUDITED)
       SERVICE FEE REVENUES ...........................     $     65,911      $     59,251

       COSTS AND EXPENSES:
         Salaries and benefits ........................           18,429            15,418
         Field supplies ...............................            3,842             3,160
         Field rent and lease expense .................            8,228             7,071
         Other field expenses .........................           11,431             9,837
         Bad debt expense .............................            6,406             5,388
         Corporate general and administrative .........            2,970             2,606
         Depreciation and amortization ................            5,603             5,363
         Interest expense, net ........................            4,400             4,244
                                                            ------------      ------------

       INCOME BEFORE TAXES, MINORITY
       INTERESTS IN CONSOLIDATED SUBSIDIARIES
       AND EQUITY IN EARNINGS OF INVESTMENTS ..........            4,602             6,164

       EQUITY IN EARNINGS OF INVESTMENTS ..............            1,492               903

       MINORITY INTERESTS IN INCOME OF
       CONSOLIDATED SUBSIDIARIES ......................             (264)             (282)
                                                            ------------      ------------

       INCOME BEFORE TAXES ............................            5,830             6,785

       INCOME TAX EXPENSE .............................           (2,332)           (2,714)
                                                            ------------      ------------

       NET INCOME .....................................     $      3,498      $      4,071
                                                            ============      ============

       NET INCOME PER COMMON SHARE
         Basic ........................................     $       0.18      $       0.21
         Diluted ......................................     $       0.17      $       0.20

       WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic ........................................       19,507,301        19,463,164
         Diluted ......................................       22,171,451        22,084,280



           See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                       2001          2000
                                                                                     --------      --------
                                                                                          (UNAUDITED)
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income .............................................................     $  3,498      $  4,071
        Adjustments to reconcile net income to net cash
           provided by operating activities--
           Minority interests ..................................................          264           282
           Depreciation and amortization .......................................        5,603         5,363
           Equity in earnings of investments ...................................       (1,492)         (903)
           Changes in assets and liabilities
               Accounts receivable, net ........................................       (3,189)       (7,809)
               Other receivables and current assets ............................        3,790           149
               Accounts payable and accrued expenses ...........................        2,352         1,289
                                                                                     --------      --------
                  Net cash provided by operating activities ....................       10,826         2,442
                                                                                     --------      --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment ....................................       (2,317)       (3,309)
        Cash paid for acquisitions .............................................           --        (7,020)
        Distributions to joint ventures ........................................         (326)          (67)
        Distributions from joint ventures ......................................        1,004           572
        Other investments ......................................................        1,802        (2,956)
                                                                                     --------      --------
           Net cash provided by (used in) investing activities..................          163       (12,780)
                                                                                     --------      --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of long-term debt ...............................        3,000        14,000
        Proceeds (payments on) capital leases ..................................       (1,813)          238
        Other ..................................................................       (2,748)         (181)
                                                                                     --------      --------
           Net cash provided by (used in) financing activities .................       (1,561)       14,057
                                                                                     --------      --------

     NET INCREASE IN CASH AND CASH EQUIVALENTS .................................        9,428         3,719

     CASH AND CASH EQUIVALENTS, beginning of period ............................        3,620         4,302
                                                                                     --------      --------

     CASH AND CASH EQUIVALENTS, end of period ..................................     $ 13,048      $  8,021
                                                                                     ========      ========




           See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL:

         Radiologix, Inc. (together with its subsidiaries, "Radiologix" or the "Company"), a Delaware corporation, is the leading provider of radiology services in the United States through its ownership and operation of technologically advanced, multi-modality outpatient diagnostic imaging centers. The Company's full-service imaging centers typically offer a broad array of diagnostic imaging modalities such as x-ray, magnetic resonance imaging ("MRI"), computed tomography ("CT"), mammography, dual energy x-ray absorptiometry ("DEXA"), ultrasound, nuclear medicine and positron emission tomography ("PET"), as well as general radiography and fluoroscopy. Physicians use the diagnostic images, which result from these procedures, and the radiology reports based on the images to diagnose and manage diseases and injuries of their patients. Ordering physicians rely extensively on this type of diagnostic information in making health care treatment decisions.

         On April 26, 2001, Radiologix announced that its merger agreement with an affiliate of Saunders Karp & Megrue has been terminated by SKM. As a result, the proposed merger of SKM-RD Acquisition Corp. and Radiologix will not be completed. During the fourth quarter of 2000, the Company expensed approximately $1.8 million of transaction related costs. Radiologix's stockholders approved the merger agreement at the special meeting of stockholders held on November 21, 2000. On January 2, 2001 Radiologix announced that it had extended the deadline for the completion of the proposed merger with SKM-RD Acquisition Corp. to June 29, 2001.

         As of March 31, 2001, the Company owns, operates or maintains an ownership interest in imaging equipment at 124 locations and provides management services to ten contracted radiology practices. The Company's imaging centers are located in 18 states and the District of Columbia, with concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington, D.C.

         Physician services are provided at all of the Company's imaging centers associated with its ten contracted radiology practices under the terms of service agreements, seven of which expire in November 2037, with the other three expiring in 2038. Under the terms of the service agreements, the Company provides management, administrative, technical and non-medical services to contracted radiology practices in return for service fees. The service agreements cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. However, under certain conditions, the Company can terminate the service agreement if the number of physicians in a practice falls below a certain percentage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Service Fee Revenues

         Service fee revenues represent contracted radiology practices revenue less amounts retained by contracted radiology practices. The amounts retained by contracted radiology practices represent amounts paid to the contracted radiology practices pursuant to the service agreements between the Company and the contracted radiology practices. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group. The Company assists in negotiating managed care contracts for the contracted radiology practices.

         The Company's service fee revenue is dependent upon the operating results of the contracted radiology practices. Where state law allows, service fees due under the service agreements are derived from two distinct revenue streams: (1) a negotiated percentage (typically 20% to 30%) of the adjusted professional revenues as defined in the service agreement; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which is equal to the fair market value of the services provided under the service agreement and which is renegotiated each year to equal the fair market value of the services provided under the service agreement. The fixed fee structure results in the Company receiving substantially the same amount of service fee as it would have received under its negotiated percentage fee structure. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the contracted radiology practices' revenue. Service fee revenues of the Company's subsidiary, Questar Imaging, Inc. ("Questar") are primarily derived from technical revenues generated from those imaging centers.

         Service fee revenues consists of the following (in thousands):

                                                           For the Three Months Ended March 31,
                                                                   2001             2000
                                                              -------------     -------------
      Professional component...........................       $      15,234     $      13,752
      Technical component..............................              50,677            45,499
                                                              -------------     -------------
                                                              $      65,911     $      59,251
                                                              =============     =============



3. LONG TERM DEBT

         On March 30, 2001, the Company and the existing bank group amended the bank credit facility. In concurrence with the credit facility amendment, the technical default of certain covenants under the credit facility's restrictive covenants was waived. Under the terms of the amended credit facility, the $160,000,000 of borrowings will consist of a $100,000,000 Term Loan and a $60,000,000 revolving credit facility, including a $5,000,000 Swing Line Facility. In addition, under the terms of the new amendment, the quarterly principal installments of varying amounts will be delayed from commencing March 31, 2001 to June 30, 2001. Scheduled principal installments for 2001 have been reduced from $47,100,000 under the prior amended agreement to $12,000,000 under the new amendment. Each of the facilities will terminate on November 26, 2003. The interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.00% to 4.00% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 2.00% to 3.00%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including maximum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the credit facility are secured by all service agreements, which the Company is, or becomes a party to, a pledge of the stock of the Company's subsidiaries, and all of the Company's and its wholly-owned subsidiaries' assets.

         On July 30, 1999, the Company entered into a $20,000,000 convertible junior subordinated note in connection with the securities purchase agreement for the Questar acquisition dated August 1, 1999. The convertible junior subordinated note matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. The principal of the convertible junior subordinated note is convertible into Radiologix's common stock at the price of $8.625 per share. If by the second anniversary date of the convertible junior subordinated note, the closing price of Radiologix's common stock has not averaged $8.625 for 45 of the 60 days of the determination period (the "Market Price Event"), the base conversion price will be reset at 87.19% of the initial conversion price. If by the third or fourth anniversary date of the Note, the Market Price Event has not occurred, the interest rate will be increased to 8.25% and 8.5%, respectively.

4. EARNINGS PER SHARE:

         Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible notes using the "if converted" method to the extent the securities are not anti-dilutive.

         For the three months ended March 31, 2001, under the "if converted" method, approximately $250,875 of tax effected interest savings and 2,318,841 weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively. For the three months ended March 31, 2000, under the "if converted" method, approximately $251,000 of tax-effected interest savings and 2,318,841 weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively. For the three months ended March 31, 2000 and 2001, 302,278 and 302,275 shares, respectively, related to stock options were included in diluted EPS.

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



                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                 Mid-Atlantic     Northeastern      Central          Western
                                  Region (1)       Region (2)      Region (3)       Region (4)        Questar         Total
                                 -----------      ------------     ----------       ----------      ----------      ----------
Service fee revenues              $   26,445           15,046           8,231            7,822           8,367      $   65,911
Total operating expenses              18,522           11,114           5,349            6,238           7,113          48,336
                                  ----------       ----------      ----------       ----------      ----------      ----------
Segment contribution              $    7,923            3,932           2,882            1,584           1,254      $   17,575
Contribution margin                       30%              26%             35%              20%             15%             27%
Equity in earnings of
    Investments                   $    1,100               --             392               --              --      $    1,492
Minority interests                $     (153)              --            (110)              --              (1)     $     (264)
Depreciation and
    amortization expense          $    1,625              757             355              682             677      $    4,096
Interest expense                  $      422              180              99              149             298      $    1,148
Segment profit                    $    6,823            2,995           2,710              753             278      $   13,559

Segment assets                    $   52,319           42,494          22,817           19,628          27,796      $  165,054
Expenditures for
   segment assets                 $    1,570              248             277              122              17      $    2,234

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)



                                  Mid-Atlantic     Northeastern       Central          Western
                                   Region (1)       Region (2)       Region (3)       Region (4)       Questar          Total
                                  ------------     ------------      ----------       ----------      ----------      ----------
Service fee revenue               $   23,053           15,095           6,958            7,461           6,684      $   59,251
Total operating expenses              15,515           10,689           4,341            5,284           5,045          40,874
                                  ------------     ------------      ----------       ----------      ----------      ----------
Segment contribution              $    7,538            4,406           2,617            2,177           1,639      $   18,377
Contribution margin                       33%              29%             38%              29%             25%             31%
Equity in earnings of
    Investments                   $      479               --             424               --              --      $      903
Minority interests                $     (102)              --            (114)              --             (66)     $     (282)
Depreciation and
    amortization expense          $    1,714              774             318              617             667      $    4,090
Interest expense                  $      349              202              93              180             402      $    1,226
Segment profit                    $    5,852            3,429           2,516            1,379             505      $   13,681
Segment assets                    $   58,719           41,165          20,911           18,377          24,070      $  163,242
Expenditures for
   segment assets                 $    1,632              785             231              228             133      $    3,009

(1)      Includes the Baltimore/Washington, D.C. Metropolitan area.
(2) Includes Rochester, New York, Rockland County, New York and the surrounding areas.
(3) Includes San Antonio, Texas, St. Lucie County, Florida, Topeka, Kansas, Northeast Kansas and the surrounding areas
(4) Includes the San Francisco/Oakland/San Jose, California and surrounding areas



Reconciliation of profits                                      2001            2000
                                                             ---------      ---------
     Segment profit                                          $  13,559      $  13,681
     Unallocated amounts:
         Corporate general and administrative                   (2,970)        (2,606)
         Corporate depreciation and amortization                (1,507)        (1,273)
         Corporate interest expense                             (3,252)        (3,017)
                                                             ---------      ---------
     Income before taxes                                     $   5,830      $   6,785
                                                             =========      =========
Reconciliation of assets and expenditures                      2001            2000
                                                             ---------      ---------
Assets:
     Segment amounts                                         $ 165,054      $ 163,242
     Corporate assets (including intangible assets)            110,529        101,130
                                                             ---------      ---------
     Total assets                                            $ 275,583      $ 264,372
                                                             =========      =========

Expenditures:
     Segment amounts                                         $   2,234      $   3,009
     Corporate expenditures                                         83            300
                                                             ---------      ---------
     Total expenditures                                      $   2,317      $   3,309
                                                             =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Annual Report on Form 10-K (as amended pursuant to Form 10-KA) for the year ended December 31, 2000, and with the consolidated financial statements included in this Form 10-Q.

OVERVIEW

         The Company is a leading provider of radiology services in the United States through its (i) ownership and operation of technologically advanced, multi-modality diagnostic imaging centers and (ii) provision of administrative, management and information services to certain radiology business partners. The Company derives the majority of its service fee revenues from providing the technical component of radiology services performed at the Company's freestanding imaging facilities and pursuant to the Company's out-sourced hospital relationships. In addition, the Company also derives service fee revenues from providing management services to contracted radiology practices pursuant to long-term service agreements.

         As of March 31, 2001, Radiologix's 124 owned or operated imaging centers are located in 18 states and the District of Columbia, with concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington D.C.


RESULTS OF OPERATIONS

         The Company focuses on the results of operations through the division of its contracted radiology practices into four designated regions of the United
States: Mid-Atlantic, Northeastern, Central, and Western regions. In addition, the Company focuses on the operations of the imaging centers of its subsidiary, Questar Imaging, Inc. ("Questar"). The Company's operations in the each of the four designated regions, as well as Questar, provide administrative, management and information services through its ownership and operation of technologically advanced, multi-modality diagnostic imaging centers. The Company has divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but does not focus on each of these regions as a separate product line or make financial decisions as if they are separate product lines. The Questar operations are looked at as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as the Company has with each of the contracted radiology practices. In addition, any imaging centers, which are in the same market as the operations of the contracted radiology practices are not included in the service agreements of such contracted radiology practices.

         The operating margin for the Mid-Atlantic was 30% and 33% for the three months ended March 31, 2001 and 2000, respectively. This decrease in the operating margin was primarily a result of the Company acquiring more of its new radiology equipment through leases during 2000 as an alternative to purchasing such equipment. The operating margin of the Northeastern region was 26% and 29% for the three months ended March 31, 2001 and 2000, respectively and declined between periods as a result of a decrease in the fixed fee recognized at one of the New York practices. The operating margin of the Central region was 35% and 38% for the three months ended March 31, 2001 and 2000, respectively. This decrease in the operating margin between periods was partially due to the higher cost of certain radiology supplies related to specialty procedures, which increased in volume during 2001. The operating margin for the Western region was 20% and 29% for the three months ended March 31, 2001 and 2000, respectively. This decrease in the operating margin between periods was primarily as a result of continued managed care pressures and the impact of economic changes related to increased salary costs. The operating margin for Questar was 15% and 25% for the three months ended March 31, 2001 and 2000, respectively, this decrease was a result of additional costs, such as service agreements, associated with operating the facilities.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Service Fee Revenues

         Service fee revenues increased $6,660,000 or 11.2% for the three months ended March 31, 2001 to $65,911,000 from $59,251,000 for the three months ended March 31, 2000. The increase is primarily attributable to an increase in volume. In addition, the increase is service fee revenues is attributable to the additional imaging centers of Questar, which were acquired or developed during the later part of, or subsequent to, the first quarter of 2000.

Field Salaries and Benefits

         Salaries and benefits increased $3,011,000 or 19.5% for the three months ended March 31, 2001 to $18,429,000 from $15,418,000 for the three months ended March 31, 2000. As a percentage of service fee revenues, these costs were 28.0% and 26.0% in 2001 and 2000, respectively. The increase is partially due to the additional imaging centers of Questar, which were acquired or developed during the later part of, or subsequent to, the first quarter of 2000. In addition, increased benefit costs, as well as some effect of increased wage costs experienced in certain markets, contributed to the higher salaries and benefits.

Field Supplies

         Supplies increased $682,000 or 21.6% for the three months ended March 31, 2001 to $3,842,000 from $3,160,000 for the three months ended March 31, 2000. As a percentage of service fee revenues, these costs were 5.8% and 5.3% in 2001 and 2000, respectively. The increase in supplies as a percentage of service fee revenues is partially attributable to an increase in volume of specialty procedures, which have a higher cost of supplies.

Field Rent and Lease Expense

         Rent and lease expense increased $1,157,000 or 16.4% for the three months ended March 31, 2001 to $8,228,000 from $7,071,000 for the three months ended March 31, 2000. As a percentage of service fee revenues, these costs were 12.5% and 11.9% in 2001 and 2000, respectively. The increase is primarily the result of the additional equipment operating leases entered into during 2000, as well as the additional expense incurred from the Questar imaging centers as noted above.

Other Field Expenses

         Other field expenses, which include repairs and maintenance, equipment service contracts, utilities and communication costs, increased $1,594,000 or 16.2% in the three months ended March 31, 2001 to $11,431,000 from $9,837,000 for the three months ended March 31, 2000. As a percentage of service fee revenues, these costs were 17.3% and 16.6% in 2001 and 2000, respectively. The increase is a result of costs associated with the increased service fee revenues from existing facilities as well as the additional expense incurred from the Questar imaging centers as noted above.

Bad Debt Expense

         Bad debt expense increased $1,018,000 or 18.9% for the three months ended March 31, 2001 to $6,406,000 from $5,388,000 for the three months ended March 31, 2000. This increase is primarily attributable to the increase in service fee revenues. As a percentage of service fee revenues, these costs were 9.7% and 9.1% in 2001 and 2000, respectively.

Corporate General and Administrative

         Corporate general and administrative expenses increased $364,000 or 14.0% for the three months ended March 31, 2001 to $2,970,000 from $2,606,000 for the three months ended March 31, 2000. As a percentage of service fee revenues, these costs were relatively constant at 4.5% and 4.4% in 2001 and 2000, respectively.

Depreciation and Amortization

         Depreciation and amortization increased $240,000 or 4.5% for the three months ended March 31, 2001 to $5,603,000 from $5,363,000 for the three months ended March 31, 2000. The increase is primarily a direct result of the Company acquiring some of its equipment through operating leases during 2000 as an alternative to purchasing such equipment.

Interest Expense, net

         Interest expense, net increased $156,000 or 3.7% for the three months ended March 31, 2001 to $4,400,000 from $4,244,000 for the three months ended March 31, 2000. The increase is a result of the higher level of debt outstanding offset partially by the lower interest rates.

Income Taxes

         The Company's effective tax rate for the three months ended March 31, 2001 and 2000 was 40.0%.

Net Income

         As a result of the foregoing factors, the Company generated net income of $3,498,000 for the three months ended March 31, 2001, or diluted income per share of $0.17 on 22,171,451 shares outstanding, compared to net income of $4,071,000 for the three months ended March 31, 2000, or diluted income per share of $0.20 on 22,084,280 shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the three months ended March 31, 2001 and 2000 was $10,826,000 and $2,442,000, respectively. The increase in the cash provided by operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was primarily due to a significant change in operating assets and liabilities. The reduction in the accounts receivable was a result of a $13,268,000 charge for the provision of uncollectible accounts during the fourth quarter of 2000, which reduced working capital at December 31, 2000.

         Net cash provided by investing activities was $163,000 for the three months ended March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2000 was $12,780,000. Purchases of property and equipment during the three months ended March 31, 2001 and 2000 were $2,317,000 and $3,309,000, respectively. During the three months ended March 31, 2000, the Company invested $7,020,000 for acquisitions.

         Net cash flows used in financing activities were $1,561,000 for the three months ended March 31, 2001. Financing costs of $2,748,000 were incurred associated with the new amendment to the bank credit facility. Net cash flows from financing activities for the three months ended March 31, 2000 were $14,057,000. Borrowings under the credit facility for the three months ended March 31, 2000 were used for the acquisition of Questar, purchases of equipment and capital improvements, as well as, working capital needs. At March 31, 2001, the Company had outstanding borrowings of $160,000,000 under the credit facility and an additional $37,023,000 outstanding under other credit arrangements.

         On March 30, 2001, the Company and the existing bank group amended the bank credit facility. In concurrence with the credit facility amendment, the technical default of certain covenants under the credit facility's restrictive covenants was waived. Under the terms of the amended credit facility, the $160,000,000 of borrowings will consist of a $100,000,000 Term Loan and a $60,000,000 revolving credit facility, including a $5,000,000 Swing Line Facility. In addition, under the terms of the new amendment the quarterly principal installments of varying amounts will be delayed from commencing March 31, 2001 to June 30, 2001. Scheduled principal installments for 2001 have been reduced from $47,100,000 under the prior amended agreement to $12,000,000 under the new amendment. Each of the facilities will terminate on November 26, 2003. The interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.00% to 4.00% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 2.00% to 3.00%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including maximum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the credit facility are secured by all service agreements, which the Company is, or becomes a party to, a pledge of the stock of the Company's subsidiaries, and all of the Company's and its wholly-owned subsidiaries' assets.

         On July 30, 1999, the Company entered into a $20,000,000 convertible junior subordinated note (the "Note") in connection with the Securities Purchase Agreement for the Questar Imaging, Inc. acquisition, effective August 1, 1999. The Note matures July 31, 2009 and bears interest, payable quarterly in cash or payment in kind securities, at 8.0%. The principal of the Note is convertible into the Company's common stock at the price of $8.625 per share. If by the second anniversary date of the Note the closing price of the Company's common stock has not averaged $8.625 for 45 of the 60 day determination period (the "Market Price Event"), the base conversion price will be reset at 87.19% of the initial conversion price. If by the third or fourth anniversary date of the Note the Market Price Event has not occurred, the interest rate will be increased to 8.25% and 8.5%, respectively.

         On April 26, 2001, Radiologix announced that its merger agreement with an affiliate of Saunders Karp & Megrue has been terminated by SKM. As a result, the proposed merger of SKM-RD Acquisition Corp. and Radiologix will not be completed. Radiologix's stockholders approved the merger agreement at the special meeting of stockholders held on November 21, 2000. On January 2, 2001, Radiologix announced that it had extended the deadline for the completion of the proposed merger with SKM-RD Acquisition Corp. to June 29, 2001.

         The Company's ability to accomplish its goals and to execute its business strategy depends on the Company's continued ability to access capital on appropriate terms. The Company's growth could be limited and its existing operations impaired unless it is able to obtain additional capital through subsequent debt or equity financings. There can be no assurance that borrowing capacity under the credit facility will be available to the Company when needed or that the Company will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to the Company. As a result, there can be no assurance that the Company will be able to implement its business strategy successfully. However, management believes that cash flow from operations and other available sources of liquidity will be sufficient to fund the Company's operations in the foreseeable future over the next 12 to 18 months.


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

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits. See Index to Exhibits following signatures.
(b)      Reports on Form 8-K

         On Form 8-K dated April 26, 2001, the Company announced that the merger agreement with an affiliate of Saunders Karp & Megrue had been terminated by SKM.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 RADIOLOGIX, INC.


Date: May 14, 2001                               /s/ MARK L. WAGAR
                                                 ------------------------------
                                                 Mark L. Wagar
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

Date: May 14, 2001                               /s/ SAMI S. ABBASI
                                                 ------------------------------
                                                 Sami S. Abbasi
                                                 Chief Financial Officer and
                                                 Executive Vice President
                                                 (Principal Accounting Officer)

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

   EXHIBIT
   NUMBER                                                  DESCRIPTION
   -------                                                  -----------

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

   EXHIBIT
   NUMBER                                                  DESCRIPTION
   -------                                                  -----------


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

     10.55      Second Amendment to Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2001, by and among Radiologix, Inc., SKM-RD LLC and SKM-RD Acquisition Corp.***************

     10.56      Fourth Amendment to Credit Agreement and Waiver, dated as of March 28, 2001, by and among Radiologix, Inc.,
                General Electric Capital Corporation and other credit parties signatory thereto. ***************

     10.57      Assignment and Assumption Agreement dated March 2001, by and between Fibreboard Corporation and
                Radiologix, Inc. ***************

     10.58      Employment Agreement between Radiologix, Inc. and Sami S. Abbasi dated as of December 13,
                2000***************

     10.59      Amendment No. 3 of Employment Agreement between Radiologix, Inc. and Paul M. Jolas. ***************

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

**************  Incorporated by reference to the Registrant's
Registration Statement No. 333-45790 on Form S-4.

*************** Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-K filed on March 30, 2001.