Form 10-Q
period 2001-06-30
RADIOLOGIX INC
filed 2001-08-14
CIK 1031329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

               Class                            Outstanding at July 31, 2001

  COMMON STOCK, $0.0001 PAR VALUE                     19,507,428 SHARES

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX


FORM 10-Q ITEM                                                                                                 PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000...........   1

                  Consolidated Statements of Income (Unaudited) for the three and six months
                  ended June 30, 2001 and 2000................................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the three and six months
                  ended June 30, 2001 and 2000................................................................   3

                  Notes to Consolidated Financial Statements..................................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  13

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................   14

         Item 2.  Changes in Securities and Use of Proceeds...................................................  14

         Item 3.  Defaults Upon Senior Securities.............................................................  14

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  14

         Item 5.  Other Information ..........................................................................  14

         Item 6.  Exhibits and Reports on Form 8-K............................................................  14

SIGNATURES....................................................................................................  15

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     2001                2000
                                                                                  -----------        -------------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents....................................................        $   463            $   3,620
  Accounts receivable, net of allowances ......................................         71,715               68,214
  Due from affiliates .........................................................          5,344                5,472
  Income tax receivable .......................................................          1,406                7,341
  Other current assets.........................................................          9,454                7,637
                                                                                         -----                -----
     Total current assets......................................................         88,382               92,284
PROPERTY AND EQUIPMENT, net of accumulated depreciation........................         51,198               57,375
INVESTMENTS IN JOINT VENTURES..................................................          7,584                7,293
INTANGIBLE ASSETS, net.........................................................         96,765               98,848
DEFERRED FINANCING COSTS, net..................................................          5,914                3,907
OTHER ASSETS...................................................................         11,053                8,929
                                                                                         -----                -----
     Total assets..............................................................      $ 260,896           $  268,636
                                                                                     =========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses........................................       $ 22,117           $   21,886
  Accrued physician retention..................................................         11,927                9,878
  Accrued salaries and benefits................................................          6,464                5,081
  Current portion of LTD, revolving credit facility............................         23,496               12,720
  Current portion of capital lease obligations.................................          5,464                6,037
                                                                                         -----                -----
     Total current liabilities.................................................         69,468               55,602
DEFERRED INCOME TAXES..........................................................          4,096                4,097
LONG-TERM DEBT, net of current portion.........................................            871                1,157
CAPITAL LEASE OBLIGATIONS, net of current portion..............................          8,763               10,922
LONG-TERM DEBT, REVOLVING CREDIT FACILITY......................................        137,547              165,000
OTHER LIABILITIES..............................................................          1,579                  786
                                                                                         -----                -----
     Total liabilities.........................................................        222,324              237,564

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES................................          1,402                1,353

STOCKHOLDERS' EQUITY:
  Common stock.................................................................              2                    2
  Additional paid-in capital...................................................          (579)                 (579)
  Retained earnings ...........................................................         37,747               30,296
                                                                                         -----                -----
     Total stockholders' equity................................................         37,170               29,719
                                                                                         -----                -----
     Total liabilities and stockholders' equity................................      $ 260,896           $  268,636
                                                                                     =========           ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                   ENDED JUNE 30,
                                                                  2001             2000           2001             2000
                                                               ------------     -----------    ------------    -------------
                                                                                       (UNAUDITED)

SERVICE FEE REVENUES..............................................$ 68,236       $ 61,783        $ 134,147        $ 121,030
COSTS AND EXPENSES:
  Salaries and benefits......................................       18,679         16,011           37,108           31,429
  Field supplies.............................................        4,065          3,418            7,907            6,578
  Field rent and lease expense...............................        8,538          7,596           16,766           14,667
  Other field expenses.......................................       11,493         10,321           22,924           20,158
  Bad debt expense...........................................        6,326          5,253           12,732           10,637
  Corporate general and administrative.......................        3,540          2,944            6,510            5,550
  Depreciation and amortization..............................        5,863          5,544           11,466           10,908
  Interest expense, net......................................        4,102          4,275            8,502            8,518
                                                                     -----          -----            -----            -----
INCOME BEFORE TAXES, MINORITY
  INTERESTS IN CONSOLIDATED SUBSIDIARIES
    AND EQUITY IN EARNINGS OF INVESTMENTS....................        5,630          6,421           10,232           12,585

EQUITY IN EARNINGS OF INVESTMENTS............................        1,234          1,115            2,726            2,018

MINORITY INTERESTS IN INCOME OF
  CONSOLIDATED SUBSIDIARIES..................................        (278)          (228)            (542)            (510)
                                                                     -----          -----            -----            -----
INCOME BEFORE TAXES..........................................        6,586          7,308           12,416           14,093

INCOME TAX EXPENSE...........................................        2,634          2,923            4,966            5,637
                                                                     -----          -----            -----            -----
NET INCOME                                                         $ 3,952         $4,385          $ 7,450          $ 8,456
                                                                   =======         ======          =======          =======

NET INCOME PER COMMON SHARE
  Basic       ...............................................       $ 0.20         $ 0.22           $ 0.38           $ 0.43
  Diluted     ...............................................       $ 0.19         $ 0.21           $ 0.36           $ 0.41

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic       ...............................................       19,507         19,502           19,507           19,483
  Diluted     ...............................................       22,047         22,067           22,095           22,076

See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,                 ENDED JUNE 30,
                                                                       2001           2000           2001           2000
                                                                     -------        -------         -------        -------
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................     $ 3,952          $4,385        $ 7,450         $8,456
  Adjustments to reconcile net income to net cash
     Minority interests..........................................         278             228            542            510
     Depreciation and amortization...............................       5,863           5,544         11,466         10,908
     Equity in earnings of investments...........................     (1,234)         (1,115)        (2,726)        (2,018)
     Changes in assets and liabilities
       Accounts receivable, net..................................       (311)         (3,660)        (3,500)       (11,469)
       Other receivables and current assets......................         496         (2,036)          4,286        (2,863)
       Accounts payable and accrued expenses.....................       2,125           4,912          4,477          5,912
                                                                        -----           -----          -----          -----
         Net cash provided by operating activities...............      11,169           8,258         21,995          9,436
                                                                        -----           -----          -----          -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............................     (1,267)         (4,370)        (3,584)        (7,678)
  Cash paid for acquisitions.....................................          --         (1,890)             --        (8,910)
  Distributions to joint ventures................................       (167)           (584)          (493)          (626)
  Distributions from joint ventures..............................       1,431             686          2,435          1,258
  Other investments..............................................     (2,680)              --          (878)             --
                                                                        -----           -----          -----          -----
     Net cash used in investing activities.......................     (2,683)         (6,158)        (2,520)       (15,956)
                                                                        -----           -----          -----          -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance (payments on) long-term debt............    (19,453)         (3,566)       (16,453)         10,434
  Payments on capital leases.....................................     (1,430)         (1,226)        (3,243)         (2,895)
  Financing costs................................................       (188)             --         (2,936)             --
  Other..........................................................         --               4             --              12
                                                                        -----           -----          -----          -----
     Net cash provided by (used in) financing activities.........    (21,071)         (4,788)       (22,632)          7,551
                                                                        -----           -----          -----          -----
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS....................................................    (12,585)         (2,688)        (3,157)          1,031

CASH AND CASH EQUIVALENTS, beginning of period...................      13,048           8,021          3,620          4,302
                                                                        -----           -----          -----          -----
CASH AND CASH EQUIVALENTS, end of period.........................       $ 463          $5,333          $ 463         $5,333
                                                                        =====          ======          =====         ======





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

    As of June 30, 2001, the Company owns, operates or maintains an ownership interest in imaging equipment at 122 locations and provides management services to ten contracted radiology practices. The Company's imaging centers are located in 18 states and the District of Columbia, with concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington, D.C.

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

Recent Accounting Pronouncements

    Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") becomes effective for the Company on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $624,900 ($374,900 on an after-tax basis) for the first six months of 2001 and is projected to amount to $1,249,800 ($749,900 on an after-tax basis) for the full year of 2001. These expense amounts, under SFAS 142, will not be recorded in years after 2001. The Company is developing plans to determine fair values of its operations in which goodwill and other indefinite-lived intangibles have been recorded and will assess whether an impairment charge is warranted as of January 1, 2002 or at any other assessment dates. The Company's service agreements, included in the consolidated balance sheets as intangible assets, net, are not considered to have an indefinite useful life and will continue to be amortized over a useful life of 25 years.

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

    The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of income had Radiologix met the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force's abstract, Issue 97-2, "Application of FASB Statement No. 94 and Accounting Principles Board ("APB") Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" (in thousands):

                                                        For the Three Months Ended         For the Six Months Ended
                                                                 June 30,                          June 30,
                                                          2001              2000            2001             2000
                                                        ---------          ---------      ---------        ---------
   Revenue for contracted radiology practices and
      diagnostic imaging centers, net of contractual
      allowances....................................     $ 97,153          $ 86,262       $ 189,438        $ 169,252
   Less: amounts retained by contracted radiology
      practices.....................................      (28,917)          (24,479)        (55,291)         (48,222)
                                                         --------          --------       ---------        ---------
   Service fee revenue, as reported.................     $ 68,236          $ 61,783       $ 134,147        $ 121,030
                                                         ========          ========       =========        =========


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

      Service fee revenues consists of the following (in thousands):

                                                        For the Three Months Ended         For the Six Months Ended
                                                                 June 30,                          June 30,
                                                           2001               2000            2001             2000
                                                        -----------        ----------      ------------    ----------
      Professional component..................             $ 15,986          $13,873        $ 31,220         $ 27,624
      Technical component.....................               52,250           47,910         102,927           93,406
                                                           --------          -------        --------         --------
                                                           $ 68,236          $61,783        $134,147         $121,030
                                                           ========          =======        ========         ========


3.       LONG TERM DEBT

     On March 30, 2001, the Company and the existing bank group amended the bank credit facility. Under the terms of the amended credit facility, the $160,000,000 of borrowings consist of a $100,000,000 Term Loan and a $60,000,000 revolving credit facility, including a $5,000,000 Swing Line Facility. Under the amendment, on June 29, 2001, the Company made a $4,000,000 scheduled principal installment. Scheduled principal installments for the fiscal year ended 2001 have been reduced from $47,100,000 under the prior amended agreement to $12,000,000 under the new amendment. Scheduled principal installments through June 30, 2002 consist of four quarterly installments as follows: 1) $4,000,000 on September 30, 2001, 2) $4,000,000 on December 31, 2001, 3) $6,000,000 on
March 31, 2002 and 4) $9,000,000 on June 30, 2002. Each of the facilities will terminate on November 26, 2003. The interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.00% to 4.00% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 2.00% to 3.00%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including maximum fixed charge coverage ratio and maximum leverage ratio, as defined). At June 30, 2001, the Company was in compliance with the covenants under the credit facility's restrictive covenants. Borrowings under the credit facility are secured by all service agreements, which the Company is, or becomes a party to, a pledge of the stock of the Company's subsidiaries, and all of the Company's and its wholly-owned subsidiaries' assets.

    The Company has a $20,000,000 convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. At August 1, 2001, the convertible junior subordinated note was convertible into Radiologix's common stock at the price of $7.52 per share. If by August 1, 2002 or August 1, 2003 the closing price of Radiologix's common stock has not averaged $8.625 for 45 of the 60 days of the determination period, the interest rate will be increased to 8.25% and 8.5%, respectively.


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

    For the three months ended June 30, 2001 and 2000, under the "if converted" method, approximately $277,000 and $256,000, respectively, of tax effected interest savings and 2,318,841 weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively. For the three months ended June 30, 2001 and 2000, 221,099 and 246,618 shares, respectively, related to stock options were included in the calculation of diluted EPS.

    For the six months ended June 30, 2001 and 2000, under the "if converted" method, approximately $546,000 and $507,000, respectively, of tax effected interest savings and 2,318,841 weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively. For the six months ended June 30, 2001 and 2000, 268,412 and 274,447 shares, respectively, related to stock options were included in the calculation of diluted EPS.


5.   SEGMENT REPORTING:

    The Company has five reportable segments: Mid-Atlantic Region, Northeastern Region, Central Region, Western Region and Questar. The Company's reportable segments are strategic business units defined by management's division of responsibilities. Each segment owns and operates imaging centers and (except for Questar) provides management services to the imaging centers within their respective segments.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate taxes associated with income to any of the regions. They are managed separately because each segment operates under different contractual arrangements, providing service to a diverse mix of patients and payors.

The following is a table, which summarizes the operating results and assets by the Company's five reportable segments:

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                                      (IN THOUSANDS)
                               ----------------------------------------------------------------------------------------------
                                  Mid-Atlantic    Northeastern       Central         Western
                                   Region(1)      Region(2)         Region(3)       Region(4)    Questar(5)          Total
                               ----------------------------------------------------------------------------------------------
Service fee revenues           $         53,580           30,122          17,005         16,528       16,912     $    134,147
Operating expenses             $         37,221           22,216          11,108         12,843       14,049     $     97,437
Contribution                   $         16,359            7,906           5,897          3,685        2,863     $     36,710
Contribution margin                       30.5%            26.2%           34.7%          22.3%        16.9%            27.4%
Equity in earnings of
  investments                  $          1,967               --             759             --           --     $      2,726
Minority interests             $          (320)               --           (226)             --            4     $      (542)
Depreciation and
  amortization expense         $          3,294            1,481             719          1,351        1,332     $      8,177
Interest expense               $            852              355             198            286          590     $      2,281
Income before taxes            $         13,860            6,070           5,513          2,048          945     $     28,436

Assets                         $         54,910           41,996          23,423         19,122       26,394     $    165,845
Purchases of property
   and equipment               $          2,096              835             251            170          128     $      3,480


                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                                      (IN THOUSANDS)
                               ----------------------------------------------------------------------------------------------
                                    Mid-Atlantic   Northeastern     Central        Western
                                     Region(1)      Region(2)       Region(3)      Region(4)     Questar(5)            Total
                               ----------------------------------------------------------------------------------------------
Service fee revenues             $        47,105          30,583        13,967         14,785       14,590       $     121,030
Total operating expenses         $        31,009          21,742         8,779         10,666       11,273       $      83,469
Segment contribution             $        16,096           8,841         5,188          4,119        3,317       $      37,561
Contribution margin                          34%             29%           37%            28%          23%                 31%
Equity in earnings of
  Investments                    $           964              --         1,054             --           --       $       2,018
Minority interests               $         (208)              --         (241)             --         (61)       $       (510)
Depreciation and
  amortization expense           $         3,421           1,578           675          1,242        1,377       $       8,293
Interest expense                 $           739             405           201            352          786       $       2,483
Segment profit                   $        12,693           6,859         5,125          2,524        1,092       $      28,293

Segment assets                   $        54,960          41,231        21,898         18,953       23,775       $     160,817
Expenditures for
   segment assets                $         3,740           1,752           663            612          523       $       7,290

     (1)  Includes the Baltimore/Washington, D.C. Metropolitan area.
     (2) Includes Rochester, New York, Rockland County, New York and the surrounding areas.
     (3) Includes San Antonio, Texas, St. Lucie County, Florida, Topeka, Kansas, Northeast Kansas and the surrounding areas
     (4) Includes the San Francisco/Oakland/San Jose, California and surrounding areas

Corporate assets, including intangible assets as of June 30, 2001 and 2000 were $95,051,000 and $107,542,000, respectively. The following is a reconciliation of income before taxes and purchases of property and equipment by the Company's five reportable segments to the Company's consolidated financial statements:


                                                               For the Six Months Ended
                                                                        June 30,
                                                                     (in thousands)
                                                           -------------------------------
                                                                2001               2000
                                                           --------------    -------------
  Segment profit                                            $  28,436            $  28,293
  Unallocated amounts:
     Corporate general and administrative                     (6,510)              (5,550)
     Corporate depreciation and amortization                  (3,289)              (2,614)
     Corporate interest expense                               (6,221)              (6,036)
                                                              ------               ------
  Income before taxes                                       $  12,416            $  14,093
                                                            =========            =========



                                                              For the Six Months Ended
                                                                      June 30,
                                                                   (in thousands)
                                                           -------------------------------
Expenditures:                                                    2001             2000
                                                           --------------    -------------
  Segment purchases of property and equipment                $  3,480             $  7,290
  Corporate purchases of property and
     equipment expenditures                                       104                  388
                                                             --------             --------
  Total purchases of property and equipment
  expenditures                                               $  3,584             $  7,678
                                                             ========             ========

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

    As of June 30, 2001, Radiologix's 122 owned or operated imaging centers are located in 18 states and the District of Columbia, with concentrated geographic coverage in markets located in California, Florida, Illinois, Kansas, Maryland, New York, Pennsylvania, Texas, Virginia and Washington D.C.


RESULTS OF OPERATIONS

    The Company focuses on the results of operations through the division of its contracted radiology practices into four designated regions of the United
States: Mid - Atlantic, Northeastern, Central, and Western regions. In addition, the Company focuses on the operations of the imaging centers of its subsidiary, Questar Imaging, Inc. ("Questar"). The Company's operations in the each of the four designated regions, as well as Questar, provide administrative, management and information services through its ownership and operation of technologically advanced, multi-modality diagnostic imaging centers. The Company has divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but does not focus on each of these regions as a separate product line or make financial decisions as if they are separate product lines. The Questar operations are looked at as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as the Company has with each of the contracted radiology practices. In addition, any imaging centers, which are in the same market as the operations of the contracted radiology practices are not included in the service agreements of such contracted radiology practices.

    The operating margin for the Mid-Atlantic was 30.5% and 34% for the six months ended June 30, 2001 and 2000, respectively. This decrease in the operating margin was primarily a result of the Company acquiring more of its new radiology equipment through leases during the third and fourth quarters of 2000 as an alternative to purchasing such equipment. The operating margin of the Northeastern region was 26.2% and 29% for the six months ended June 30, 2001 and 2000, respectively, and declined between periods as a result of a decrease in the fixed fee recognized at one of the New York practices. The operating margin of the Central region was 34.7% and 37% for the six months ended June 30, 2001 and 2000, respectively. This decrease in the operating margin between periods was partially due to the higher cost of certain radiology supplies related to specialty procedures, which increased in volume during 2001. The operating margin for the Western region was 22.3% and 28% for the six months ended June 30, 2001 and 2000, respectively. This decrease in the operating margin between periods was primarily a result of continued managed care pressures and the impact of economic changes related to increased salary costs. The operating margin for Questar was 16.9% and 23% for the six months ended June 30, 2001 and 2000, respectively. This decrease was a result of additional costs, such as maintenance agreements, associated with operating the facilities.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Service Fee Revenues

    Service fee revenues increased $6,453,000 or 10.4% for the three months ended June 30, 2001 to $68,236,000 from $61,783,000 for the three months ended June 30, 2000. The increase is primarily attributable to an increase in volume. In addition, the increase in service fee revenues is attributable to the additional imaging centers of Questar, which were acquired or developed during the latter part of, or subsequent to, the first or second quarter of 2000.

Field Salaries and Benefits

    Salaries and benefits increased $2,668,000 or 16.7% for the three months ended June 30, 2001 to $18,679,000 from $16,011,000 for the three months ended June 30, 2000. As a percentage of service fee revenues, these costs were 27.4% and 25.9% in 2001 and 2000, respectively. The increase is partially due to the additional imaging centers of Questar, which were acquired or developed during the latter part of, or subsequent to, the first quarter or second quarter of 2000. In addition, increased benefit costs, as well as some effect of increased wage costs experienced in certain markets, contributed to the higher salaries and benefits.

Field Supplies

    Supplies increased $647,000 or 18.9% for the three months ended June 30, 2001 to $4,065,000 from $3,418,000 for the three months ended June 30, 2000. As a percentage of service fee revenues, these costs were 6.0% and 5.5% in 2001 and 2000, respectively. The increase in supplies as a percentage of service fee revenues is partially attributable to an increase in volume of specialty procedures, which have a higher cost of supplies.

Field Rent and Lease Expense

    Rent and lease expense increased $942,000 or 12.4% for the three months ended June 30, 2001 to $8,538,000 from $7,596,000 for the three months ended June 30, 2000. As a percentage of service fee revenues, these costs were 12.5% and 12.3% in 2001 and 2000, respectively. The increase is primarily the result of additional equipment operating leases entered into during the third and fourth quarters of 2000, as well as the additional expense incurred from the Questar imaging centers as noted above.

Other Field Expenses

    Other field expenses, which include repairs and maintenance, equipment service contracts, utilities and communication costs, increased $1,172,000 or 11.4% in the three months ended June 30, 2001 to $11,493,000 from $10,321,000 for the three months ended June 30, 2000. As a percentage of service fee revenues, these costs were 16.8% and 16.7% in 2001 and 2000, respectively. The increase is a result of costs associated with the increased service fee revenues from existing facilities as well as the additional expense incurred from the Questar imaging centers as noted above.

Bad Debt Expense

    Bad debt expense increased $1,073,000 or 20.4% for the three months ended June 30, 2001 to $6,326,000 from $5,253,000 for the three months ended June 30, 2000. This increase is primarily attributable to the increase in revenue from contracted radiology practices and diagnostic imaging centers. As a percentage of such revenues, bad debt expense was 6.5% and 6.1% in 2001 and 2002, respectively. As a percentage of service fee revenues, these costs were 9.3% and 8.5% in 2001 and 2000, respectively.

Corporate General and Administrative

    Corporate general and administrative expenses increased $596,000 or 20.2% for the three months ended June 30, 2001 to $3,540,000 from $2,944,000 for the three months ended June 30, 2000. As a percentage of service fee revenues, these costs were 5.2% and 4.8% in 2001 and 2000, respectively.

Depreciation and Amortization

    Depreciation and amortization increased $319,000 or 5.8% for the three months ended June 30, 2001 to $5,863,000 from $5,544,000 for the three months ended June 30, 2000. The increase is primarily due to higher amortization costs.

Interest Expense, net

    Interest expense, net decreased $173,000 or 4.0% for the three months ended June 30, 2001 to $4,102,000 from $4,275,000 for the three months ended June 30, 2000. The slight decrease is a result of the declining level of debt outstanding and the lower interest rates.

Income Taxes

    The Company's effective tax rate for the three months ended June 30, 2001 and 2000 was 40%.

Net Income

    As a result of the foregoing factors, the Company generated net income of $3,952,000 for the three months ended June 30, 2001, or diluted income per share of $0.19 on 22,047,000 shares outstanding, compared to net income of $4,385,000 for the three months ended June 30, 2000, or diluted income per share of $0.21 on 22,067,000 shares outstanding.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Service Fee Revenues

    Service fee revenues increased $13,117,000 or 10.8% for the six months ended June 30, 2001 to $134,147,000 from $121,030,000 for the six months ended June 30, 2000. The increase is primarily attributable to an increase in volume. In addition, the increase in service fee revenues is attributable to the additional imaging centers of Questar, which were acquired or developed during the latter part of, or subsequent to, the first quarter or second quarter of 2000.

Field Salaries and Benefits

    Salaries and benefits increased $5,679,000 or 18.1% for the six months ended June 30, 2001 to $37,108,000 from $31,429,000 for the six months ended June 30, 2000. As a percentage of service fee revenues, these costs were 27.7% and 26.0% in 2001 and 2000, respectively. The increase is partially due to the additional imaging centers of Questar, which were acquired or developed during the latter part of, or subsequent to, the first quarter or second quarter of 2000. In addition, increased benefit costs, as well as some effect of increased wage costs experienced in certain markets, contributed to the higher salaries and benefits.

Field Supplies

    Supplies increased $1,329,000 or 20.2% for the six months ended June 30, 2001 to $7,907,000 from $6,578,000 for the six months ended June 30, 2000. As a percentage of service fee revenues, these costs were 5.9% and 5.4% in 2001 and 2000, respectively. The increase in supplies is partially attributable to an increase in volume of specialty procedures, which have a higher cost of supplies.

Field Rent and Lease Expense

    Rent and lease expense increased $2,099,000 or 14.3% for the six months ended June 30, 2001 to $16,766,000 from $14,667,000 for the six months ended June 30, 2000. As a percentage of service fee revenues, these costs were 12.5% and 12.1% in 2001 and 2000, respectively. The increase is primarily the result of the additional equipment operating leases entered into during the third and fourth quarters of 2000, as well as the additional expense incurred from the Questar imaging centers as noted above.

Other Field Expenses

    Other field expenses, which include repairs and maintenance, equipment service contracts, utilities and communication costs, increased $2,766,000 or 13.7% in the six months ended June 30, 2001 to $22,924,000 from $20,158,000 for the six months ended June 30, 2000. As a percentage of service fee revenues, these costs were 17.1% and 16.7% in 2001 and 2000, respectively. The increase is a result of costs associated with the increased service fee revenues from existing imaging centers as well as the additional expense incurred from the Questar imaging centers as noted above.

Bad Debt Expense

    Bad debt expense increased $2,095,000 or 19.7% for the six months ended June 30, 2001 to $12,732,000 from $10,637,000 for the six months ended June 30, 2000.
This increase is primarily attributable to the increase in revenue from contracted radiology practices and diagnostic imaging centers. As a percentage of such revenues bad debt expense was 6.7% and 6.3% in 2001 and 2002, respectively. As a percentage of service fee revenues, these costs were 9.5% and 8.8% in 2001 and 2000, respectively.

Corporate General and Administrative

    Corporate general and administrative expenses increased $960,000 or 17.3% for the six months ended June 30, 2001 to $6,510,000 from $5,550,000 for the six months ended June 30, 2000. As a percentage of service fee revenues, these costs were relatively constant at 4.9% and 4.6% in 2001 and 2000, respectively.

Depreciation and Amortization

    Depreciation and amortization increased $558,000 or 5.1% for the six months ended June 30, 2001 to $11,466,000 from $10,908,000 for the six months ended June 30, 2000. The increase is primarily due to higher amortization costs.

Interest Expense, net

    Interest expense, net decreased $16,000 for the six months ended June 30, 2001 to $8,502,000 from $8,518,000 for the six months ended June 30, 2000. The slight decrease is a result of the declining level of debt outstanding and the lower interest rates.

Income Taxes

    The Company's effective tax rate for the six months ended June 30, 2001 and 2000 was 40%.

Net Income

    As a result of the foregoing factors, the Company generated net income of $7,450,000 for the six months ended June 30, 2001, or diluted income per share of $0.36 on 22,095,000 shares outstanding, compared to net income of $8,456,000 for the six months ended June 30, 2000, or diluted income per share of $0.41 on 22,076,000 shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations for the six months ended June 30, 2001 and 2000 was $21,995,000 and $9,436,000, respectively. The increase in the cash provided by operations for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was primarily due to a significant change in operating assets and liabilities, including improved cash collections.

    Net cash used in investing activities was $2,520,000 for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2000 was $15,956,000. Purchases of property and equipment during the six months ended June 30, 2001 and 2000 were $3,584,000 and $7,678,000, respectively. During the six months ended June 30, 2000, the Company invested $8,910,000 for acquisitions.

    Net cash flows used in financing activities were $22,632,000 for the six months ended June 30, 2001. Payments of $16,453,117 were made on the credit facility during the six months ended June 30, 2001. At June 30, 2001, the Company had outstanding borrowings of $140,546,833 under the credit facility and an additional $35,593,000 outstanding under other credit arrangements. Financing costs of $2,936,000 were incurred during the six months ended June 30, 2001 associated with the new amendment to the bank credit facility. Net cash flows from financing activities for the six months ended June 30, 2000 were $7,551,000. Borrowings under the credit facility for the six months ended June 30, 2000 were used for the development of centers within Questar, purchases of equipment and capital improvements, as well as, working capital needs.

    On March 30, 2001, the Company and the existing bank group amended the bank credit facility. Under the terms of the amended credit facility, the $160,000,000 of borrowings consist of a $100,000,000 Term Loan and a $60,000,000 revolving credit facility, including a $5,000,000 Swing Line Facility. Under the new amendment, on June 29, 2001, the Company made a $4,000,000 scheduled principal installment payment. Scheduled principal installments for the fiscal year ended 2001 have been reduced from $47,100,000 under the prior amended agreement to $12,000,000 under the new amendment. Scheduled principal installments through June 30, 2002 consist of four quarterly installments as follows: 1) $4,000,000 on September 30, 2001, 2) $4,000,000 on December 31,
2001, 3) $6,000,000 on March 31, 2002 and 4) $9,000,000 on June 30, 2002. Each
of the facilities will terminate on November 26, 2003. The interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.00% to 4.00% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 2.00% to 3.00%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including maximum fixed charge coverage ratio and maximum leverage ratio, as defined). At June 30, 2001, the Company was in compliance with the covenants under the credit facility's restrictive covenants. Borrowings under the credit facility are secured by all service agreements, which the Company is, or becomes a party to, a pledge of the stock of the Company's subsidiaries, and all of the Company's and its wholly-owned subsidiaries' assets.

    The Company has a $20,000,000 convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. At August 1, 2001 the convertible junior subordinated note was convertible into Radiologix's common stock at the price of $7.52 per share. If by August 1, 2002 or August 1, 2003 the closing price of Radiologix's common stock has not averaged $8.625 for 45 of the 60 days of the determination period, the interest rate will be increased to 8.25% and 8.5%, respectively.

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


                                           RADIOLOGIX, INC.


Date: August 9, 2001                       /s/ MARK L. WAGAR
                                           _____________________________________
                                           Mark L. Wagar
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 9, 2001                       /s/ SAMI S. ABBASI
                                           _____________________________________
                                           Sami S. Abbasi
                                           Chief Financial Officer and
                                           Executive Vice President
                                           (Principal Accounting Officer)

                                INDEX TO EXHIBITS
   EXHIBIT
   NUMBER                          DESCRIPTION

      2.1 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and among American Physician Partners, Inc., Carroll Imaging Associates, P.A., Diagnostic Imaging Associates, P.A., Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo, Lyon, Hearn & Pazourek, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Harbor Radiologists, P.A., and Perilla, Syndler & Associates, P.A.**
      2.2 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., Radiology and Nuclear Medicine, A Professional Association.**
      2.3 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Mid Rockland Imaging Associates, P.C.**
      2.4 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Rockland Radiological Group, P.C.**
      2.5 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Advanced Imaging of Orange County, P.C.**
      2.6 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Central Imaging Associates, P.C.**
      2.7 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Nyack Magnetic Resonance Imaging, P.C.**
      2.8 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Pelham Imaging Associates, P.C.**
      2.9 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Women's Imaging Consultants, P.C.**
      2.10 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Pacific Imaging Consultants, A Medical Group, Inc.**
      2.11 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Total Medical Imaging, Inc.**
      2.12 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and Valley Radiologists Medical Group, Inc.**
      2.13 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and The Ide Group, P.C.**
      2.14 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and M&S X-Ray Associates, P.A.**
      2.15 Agreement and Plan of Reorganization and Merger, dated June 27, 1997 by and between American Physician Partners, Inc., and South Texas MR, Inc.**
      2.16 Agreement and Plan of Exchange, dated June 27, 1997 by and between American Physician Partners, Inc., and San Antonio MR, Inc.**
      2.17 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., Lexington MR, Ltd. and the Sellers.**
      2.18 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., Madison Square Joint Venture and the Sellers.**
      2.19 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., South Texas No. 1 MRI Limited Partnership, a Texas limited partnership, and the Sellers.**
      2.20 Agreement and Plan of Exchange, dated June 27, 1997 by and among American Physician Partners, Inc., San Antonio MRI Partnership No. 2 Ltd., a Texas limited partnership, and the Sellers**
      2.21 Agreement and Plan of Exchange, dated June 27, 1997 by and between American Physician Partners, Inc., and the Sellers**
      2.22 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and among American Physician Partners, Inc., Carroll Imaging Associates, P.A., Diagnostic Imaging Associates, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Drs. Copeland, Hyman & Shackman, P.A., Drs. DeCarlo, Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A., and Perilla, Sindler & Associates, P.A.**
      2.23 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Radiology and Nuclear Medicine, A Professional Association.**
      2.24 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Mid Rockland Imaging Associates, P.C.**

   EXHIBIT
   NUMBER                          DESCRIPTION
      2.25 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Rockland Radiological Group, P.C.**
      2.26 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Advanced Imaging of Orange County, P.C.**
      2.27 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Central Imaging Associates, P.C.**
      2.28 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Nyack Magnetic Resonance Imaging, P.C.**
      2.29 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Pelham Imaging Associates, P.C.**
      2.30 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Women's Imaging Consultants, P.C.**
      2.31 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Pacific Imaging Consultants, A Medical Group, Inc.**
      2.32 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Total Medical Imaging, Inc.**
      2.33 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and Valley Radiologists Medical Group, Inc.**
      2.34 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and The Ide Group, P.C.**
      2.35 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and M & S X-Ray Associates, P.A.**
      2.36 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and South Texas MR, Inc.**
      2.37 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated as of September 30, 1997, by and between American Physician Partners, Inc., and San Antonio MR, Inc.**
      2.38 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and Lexington MR, Ltd.**
      2.39 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and Madison Square Joint Venture.**
      2.40 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and South Texas No. 1 MRI Limited Partnership.**
      2.41 Amendment No. 1 to the Agreement and Plan of Exchange, dated September 30, 1997, by and between American Physician Partners, Inc., and San Antonio MRI Partnership No. 2, Ltd.**
      2.42 Asset Purchase Agreement, dated as of January 1, 1998, by and among American Physician Partners, Inc., Community Radiology Associates, Inc., Drs. Korsower and Pion Radiology, P.A., and the Principal Stockholders****
      2.43 Asset Purchase Agreement, dated as of January 12, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., Questar Imaging, Inc. and Questar Imaging VR, Inc.****
      2.44 Asset Purchase Agreement, dated as of January 23, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners,
               Inc., PAL Imaging Corp. and the Principal Stockholders****
      2.45     Asset Purchase Agreement, dated as of April 1, 1998, by and among
               American Physician Partners, Inc., Treasure Coast Imaging
               Partners, Inc. and Radiology Imaging Associates, Basilico, Gallagher and Raffa, M.D., P.A. and Robert F. Basilico, M.D., Edward Gallagher, M.D., R.J. Raffa, M.D., Joseph T. Charles, M.D., Alex N. Vennos, M.D., and Robin J. Connolly, M.D.*****
      2.46 Asset Purchase Agreement, dated as of April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast Imaging Partners, Inc. and St. Lucie Imaging and Breast Center, Inc. and Robert F. Basilico, M.D., Edward Gallagher, M.D., R.J. Raffa, M.D., Joseph T. Charles, M.D., Alex N. Vennos, M.D., and Robin J. Connolly, M.D.*****
      2.47 Asset Purchase Agreement, dated as of April 28, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., LXL, Ltd. and the Partners of LXL, Ltd.*****
      2.48 Asset Purchase Agreement, dated as of June 1, 1998, by and among American Physician Partners, Inc., Mid Rockland Imaging Partners, Inc., Empire State Imaging Partners, Inc., RF Management Corp. and Modern Medical Modalities Corporation*****
      2.49 Asset Purchase Agreement, dated as of June 23, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc., Brewster Imaging Center, Inc. and Each Principal Stockholder*****

   EXHIBIT
   NUMBER                          DESCRIPTION
      2.50 Asset Purchase Agreement, dated as of June 29, 1998, by and among American Physician Partners, Inc., Valley Imaging Partners, Inc. and Bryan M. Shieman, M.D., a sole proprietorship d/b/a El Camino Center for Osteoporosis and/or ECOO II*****
      2.51 Stock Purchase Agreement, dated September 1, 1998, by and among American Physician Partners, Inc., WB&A Imaging Partners, Inc. and Vimla Bhooshan, M.D., John B. DeGrazia, M.D., Edwin Goldstein, M.D., Paul T. Lubar, M.D., Calvin D. Neithamer, M.D., William P. O'Grady, M.D., Robert A. Olshaker, M.D., Stanley M. Perl, M.D., Michael S. Usher, M.D., Alan B. Kronthal, M.D., Steven A. Meyers, M.D., Victor A. Bracey, M.D. and Larry W. Busching******
      2.52 Asset Purchase Agreement, dated September 1, 1998, by and among American Physician Partners, Inc., Ormond Imaging Partners, Inc., Magnetic Resonance Imaging Associates Limited Partnership and Paul T. Lubar, Stanley M. Perl, Michael S. Usher, John B. DeGrazia, Larry W. Busching, Vimla Bhooshan, William P. O'Grady, Robert A. Olshaker, and Calvin D. Neithamer******
      2.53 Asset Purchase Agreement, dated September 1, 1998, by and among American Physician Partners, Inc., Ormond Imaging Partners, Inc., Duke Associates Limited Partnership and Paul T. Lubar, Stanley M. Perl, Michael S. Usher, John B. DeGrazia, Larry W. Busching, Vimla Bhooshan, William P. O'Grady, Edwin Goldstein, Robert A. Olshaker, Calvin D. Neithamer and Alan J. Kronthal******
      2.54 Stock Purchase Agreement effective as of August 1, 1999 by and among American Physician Partners, Inc., Questar Imaging, Inc. and the shareholders of Questar Imaging, Inc.********
      3.1 Restated Certificate of Incorporation of American Physician Partners, Inc.***
      3.2      Amended and Restated Bylaws of American Physician Partners,
               Inc.***
      3.3 Amendment to Restated Certificate of Incorporation of American Physician Partners, Inc.*********
      3.4 Amendment to Restated Bylaws of American Physician Partners, Inc.*********
      4.1 Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc.**
      4.2 Form of Convertible Promissory Note of American Physician Partners, Inc.**
      4.3 Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital Partners SBIC, L.P.******** (see Exhibit 4.1 thereof)
     4.4 Convertible Junior Subordinated Promissory Note dated August 1, 1999 issued to BT Capital Partners SBIC, L.P.******** (see
               Exhibit 4.2 thereof).
     10.1      American Physician Partners, Inc. 1996 Stock Option Plan.**
     10.2 Employment Agreement between American Physician Partners, Inc. and Gregory L. Solomon.**
     10.3 Employment Agreement between American Physician Partners, Inc. and Mark S. Martin.**
     10.4 Employment Agreement between American Physician Partners, Inc. and Sami S. Abbasi.**
     10.5 Employment Agreement between American Physician Partners, Inc. and Paul M. Jolas.**
     10.6      Form of Indemnification Agreement for certain Directors and
               Officers.***
     10.7      Form of Registration Rights Agreement.**
     10.8 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., APPI-Advanced Radiology, Inc. and Carroll Imaging Associates, P.A., Diagnostic Imaging Associates, P.A., Drs. Thomas, Wallop, Kim & Lewis, P.A., Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo, Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A., Perilla, Sindler & Associates, P.A.**
     10.9 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Ide Admin Corp. and Ide Imaging Group, P.C.**
     10.10 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., M & S X-Ray Associates, P.A. and M&S Imaging Associates, P.A.**
     10.11 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Rockland Radiological Group, P.C. and The Greater Rockland Radiological Group, P.C.**
     10.12 Service Agreement dated November , by and among American Physician Partners, Inc., Advanced Imaging of Orange County, P.C. and The Greater Rockland Radiological Group, P.C.**
     10.13 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Central Imaging Associates, P.C. and The Greater Rockland Radiological Group, P.C.**
     10.14 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Nyack Magnetic Resonance Imaging, P.C. and The Greater Rockland Radiological Group, P.C.**
     10.15 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Pelham Imaging Associates, P.C. and The Greater Rockland Radiological Group, P.C.**

   EXHIBIT
   NUMBER                          DESCRIPTION
     10.16 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Women's Imaging Consultants, P.C. and The Greater Rockland Radiological Group, P.C.**
     10.17 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., APPI-Pacific Imaging Inc. and PIC Medical Group, Inc.**
     10.18 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., Radiology and Nuclear Medicine, a Professional Association and RNM L.L.C.**
     10.19 Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., APPI-Valley Radiology, Inc. and Valley Radiology Medical Associates, Inc.**
     10.20 Consulting Agreement between American Physician Partners, Inc. and Michael L. Sherman, M.D.***
     10.21 Office Building Lease Agreement between Dallas Main Center Limited Partnership and American Physician Partners, Inc.***
     10.22 First Amendment to Office Building Lease Agreement between Dallas Main Center Limited Partnership and American Physician Partners, Inc.***
     10.23     Intentionally Omitted.
     10.24 Consulting Agreement between American Physician Partners, Inc. and Lawrence R. Muroff, M.D.***
     10.25 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Lawrence Muroff, M.D.***
     10.26 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Mark Martin.***
     10.27 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Sami Abbasi.***
     10.28 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Gregory L. Solomon.***
     10.29 First Amendment to Consulting Agreement between American Physician Partners, Inc. and Lawrence R. Muroff, M.D.***
     10.30 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Michael Sherman, M.D.***
     10.31 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Paul M. Jolas.***
     10.32 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Derace Schaffer, M.D.***
     10.33 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and John Pappajohn.***
     10.34 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Mary Pappajohn.***
     10.35 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Thebes Ltd.***
     10.36 Side Letter dated November 12, 1997 by and between American Physician Partners, Inc. and Halkis Ltd.***
     10.37 Service Agreement dated January 1, 1998, by and among American Physician Partners, Inc., Community Imaging Partners, Inc., Community Radiology Associates, Inc. and Drs. Korsower and Pion Radiology, P.A.****
     10.38 Service Agreement dated April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast Imaging Partners, Inc. and Radiology Imaging Associates -- Basilico, Gallagher & Raffa, M.D., P.A.*****
     10.39 First Amendment to Credit Agreement and Consent dated May 19, 1998, by and among American Physician Partners, Inc., General Electric Capital Corporation and the other credit parties signatory thereto*****
     10.40 Employment Agreement between American Physician Partners, Inc. and Mark L. Wagar*****
     10.41 Service Agreement dated September 1, 1998, by and among American Physician Partners, Inc., WB&A Imaging Partners, Inc. and WB&A Imaging, P.C.******
     10.42 Office Building Lease Agreement between The Equitable-Nissei Dallas Company and Fibreboard Corporation******
     10.43     Intentionally Omitted.
     10.44 First Amendment to Employment Agreement between American Physician Partners, Inc. and Mark L. Wagar*******
     10.45 First Amendment to Employment Agreement between American Physician Partners, Inc. and Mark S. Martin*******

   EXHIBIT
   NUMBER                          DESCRIPTION
     10.46 First Amendment to Employment Agreement between American Physician Partners, Inc. and Sami S. Abbasi*******
     10.47 First Amendment to Employment Agreement between American Physician Partners, Inc. and Paul M. Jolas*******
     10.48 Amendment No. 1 to American Physician Partners, Inc. 1996 Stock Option Plan********
     10.49 Amendment No. 2 of Employment Agreement between Radiologix, Inc. and Mark S. Martin************
     10.50 Amendment No. 2 of Employment Agreement between Radiologix, Inc. and Mark L. Wagar*************
     10.51 Amendment No. 3 of Employment Agreement between Radiologix, Inc. and Mark S. Martin*************
     10.52 Amendment No. 2 of Employment Agreement between Radiologix, Inc. and Paul M. Jolas*************
     10.53 Third Amendment to Credit Agreement and Consent dated August 9, 2000 by and among Radiologix, Inc. (formerly American Physician Partners, Inc.) and General Electric Capital Corporation and other credit parties signatory thereto*************
     10.54 Amended and Restated Agreement and Plan of Merger, dated as of September 12, 2000, as amended by and among Radiologix, Inc., SKM-RD LLC and SKM-RD Acquisition Corp. (see Exhibit 2 thereof)**************
     10.55 Second Amendment to Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2001, by and among Radiologix, Inc., SKM-RD LLC and SKM-RD Acquisition Corp.***************
     10.56 Fourth Amendment to Credit Agreement and Waiver, dated as of March 28, 2001, by and among Radiologix, Inc., General Electric Capital Corporation and other credit parties signatory thereto.
               ***************
     10.57 Assignment and Assumption Agreement dated March 2001, by and between Fibreboard Corporation and Radiologix, Inc.
               ***************
     10.58 Employment Agreement between Radiologix, Inc. and Sami S. Abbasi dated as of December 13, 2000***************
     10.59 Amendment No. 3 of Employment Agreement between Radiologix, Inc. and Paul M. Jolas. ***************
     99.1 Press Release issued by Radiologix on September 24, 1999 announcing its change of corporate name from American Physician Partners, Inc.**********
     99.2 Certificate of Ownership and Merger of Radiologix with and into American Physician Partners, Inc.**********



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