Form 10-Q
period 2001-09-30
RADIOLOGIX INC
filed 2001-11-14
CIK 1031329

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q




         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
          (State or other                                 (I.R.S. Employer
          jurisdiction of                                Identification No.)
         incorporation or
           organization)

                                2200 ROSS AVENUE
                                3600 CHASE TOWER
                            DALLAS, TEXAS 75201-2776
          (Address of principal executive offices, including zip code)

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                      Outstanding at November 5, 2001
         -------------------------------         -------------------------------
         COMMON STOCK, $0.0001 PAR VALUE                19,626,814 SHARES



================================================================================

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX


FORM 10-Q ITEM                                                                                                 PAGE
--------------                                                                                                 ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000......   1

                  Consolidated Statements of Income (Unaudited) for the three and nine months
                  ended September 30, 2001 and 2000...........................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the three and nine months
                  ended September 30, 2001 and 2000...........................................................   3

                  Notes to Consolidated Financial Statements (Unaudited)......................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  14

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  15

         Item 6.  Exhibits and Reports on Form 8-K............................................................  15

SIGNATURES....................................................................................................  16

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                         2001             2000
                                                                    --------------   --------------
                                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents .....................................   $        4,040   $        3,620
  Accounts receivable, net of allowances ........................           71,133           68,214
  Due from affiliates ...........................................            8,237            5,472
  Income tax receivable .........................................            1,406            7,341
  Other current assets ..........................................            7,352            7,637
                                                                    --------------   --------------
     Total current assets .......................................           92,168           92,284
PROPERTY AND EQUIPMENT, net of accumulated depreciation .........           48,055           57,375
INVESTMENTS IN JOINT VENTURES ...................................            7,995            7,293
INTANGIBLE ASSETS, net ..........................................           95,781           98,848
DEFERRED FINANCING COSTS, net ...................................            5,376            3,907
OTHER ASSETS ....................................................           11,439            8,929
                                                                    --------------   --------------
     Total assets ...............................................   $      260,814   $      268,636
                                                                    ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses .........................   $       22,501   $       21,886
  Accrued physician retention ...................................           10,057            9,878
  Accrued salaries and benefits .................................            4,760            5,081
  Current portion of long term debt .............................           28,496           12,720
  Current portion of capital lease obligations ..................            5,091            6,037
                                                                    --------------   --------------
     Total current liabilities ..................................           70,905           55,602
DEFERRED INCOME TAXES ...........................................            4,097            4,097
LONG-TERM DEBT, net of current portion ..........................              758            1,157
CAPITAL LEASE OBLIGATIONS, net of current portion ...............            7,262           10,922
LONG-TERM DEBT, REVOLVING CREDIT FACILITY .......................          109,584          145,000
CONVERTIBLE DEBT ................................................           23,824           20,000
OTHER LIABILITIES ...............................................            1,490              786
                                                                    --------------   --------------
     Total liabilities ..........................................          217,920          237,564

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .................            1,336            1,353

STOCKHOLDERS' EQUITY:
  Common stock ..................................................                2                2
  Additional paid-in capital ....................................               27             (579)
  Retained earnings .............................................           41,529           30,296
                                                                    --------------   --------------
     Total stockholders' equity .................................           41,558           29,719
                                                                    --------------   --------------
     Total liabilities and stockholders' equity .................   $      260,814   $      268,636
                                                                    ==============   ==============



           See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                        2001          2000          2001          2000
                                                     ----------    ----------    ----------    ----------
                                                                         (UNAUDITED)
SERVICE FEE REVENUES .............................   $   69,175    $   62,487    $  203,322    $  183,517
COSTS AND EXPENSES:
  Salaries and benefits ..........................       18,690        16,654        55,798        48,082
  Field supplies .................................        4,175         3,120        12,082         9,698
  Field rent and lease expense ...................        8,639         7,583        25,405        22,251
  Other field expenses ...........................       12,001        10,800        34,925        30,958
  Bad debt expense ...............................        6,342         5,339        19,074        15,976
  Corporate general and administrative ...........        4,507         2,782        11,017         8,332
  Depreciation and amortization ..................        5,829         5,522        17,295        16,430
  Interest expense, net ..........................        3,593         4,583        12,095        13,101
                                                     ----------    ----------    ----------    ----------

INCOME BEFORE TAXES, MINORITY
  INTERESTS IN CONSOLIDATED SUBSIDIARIES
    AND EQUITY IN EARNINGS OF INVESTMENTS ........        5,399         6,104        15,631        18,689

EQUITY IN EARNINGS OF INVESTMENTS ................        1,181         1,185         3,907         3,203

MINORITY INTERESTS IN INCOME OF
  CONSOLIDATED SUBSIDIARIES ......................         (275)         (225)         (817)         (735)
                                                     ----------    ----------    ----------    ----------

INCOME BEFORE TAXES ..............................        6,305         7,064        18,721        21,157

INCOME TAX EXPENSE ...............................        2,523         2,818         7,489         8,455
                                                     ----------    ----------    ----------    ----------

NET INCOME .......................................   $    3,782    $    4,246    $   11,232    $   12,702
                                                     ==========    ==========    ==========    ==========

NET INCOME PER COMMON SHARE
  Basic ..........................................   $     0.19    $     0.22    $     0.58    $     0.65
  Diluted ........................................   $     0.18    $     0.20    $     0.54    $     0.61

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic ..........................................       19,578        19,506        19,531        19,491
  Diluted ........................................       22,817        22,143        22,336        22,098



           See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                  2001          2000          2001          2000
                                                               ----------    ----------    ----------    ----------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................   $    3,782    $    4,246    $   11,232    $   12,702
  Adjustments to reconcile net income to net cash
     Minority interests ....................................          275           225           817           735
     Depreciation and amortization .........................        5,829         5,522        17,295        16,430
     Equity in earnings of investments .....................       (1,181)       (1,185)       (3,907)       (3,203)
     Stock issued for termination of merger ................          600            --           600            --
     Changes in assets and liabilities
       Accounts receivable, net ............................          582        (4,544)       (2,918)      (16,013)
       Other receivables and current assets ................          181          (676)        4,467        (3,539)
       Accounts payable and accrued expenses ...............       (1,974)       (2,675)        2,503         3,237
                                                               ----------    ----------    ----------    ----------
         Net cash provided by operating activities .........        8,094           913        30,089        10,349
                                                               ----------    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ......................       (1,002)       (4,510)       (4,586)      (12,188)
  Cash paid for acquisitions ...............................           --          (878)           --        (9,788)
  Joint ventures ...........................................          429           814         2,371         1,445
  Other investments ........................................         (389)           --        (1,267)           --
                                                               ----------    ----------    ----------    ----------
     Net cash used in investing activities .................         (962)       (4,575)       (3,482)      (20,531)
                                                               ----------    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance (payments on) long-term debt ......       (1,549)        4,925       (18,002)       15,359
  Payments on capital leases ...............................       (1,987)       (1,888)       (5,230)       (4,783)
  Financing costs ..........................................          (25)           --        (2,961)           --
  Other ....................................................            6            (4)            6             8
                                                               ----------    ----------    ----------    ----------
     Net cash provided by (used in) financing activities ...       (3,555)        3,033       (26,187)       10,584
                                                               ----------    ----------    ----------    ----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS ..............................................        3,577          (629)          420           402

CASH AND CASH EQUIVALENTS, beginning of period .............          463         5,333         3,620         4,302
                                                               ----------    ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, end of period ...................   $    4,040    $    4,704    $    4,040    $    4,704
                                                               ==========    ==========    ==========    ==========



           See accompanying notes to unaudited condensed consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL:

     Radiologix, Inc. (together with its subsidiaries, "Radiologix" or the "Company"), a Delaware corporation, is a leading provider of radiology services in the United States through its ownership and operation of technologically advanced, multi-modality outpatient diagnostic imaging centers. The Company's full-service imaging centers typically offer a broad array of diagnostic imaging procedures such as x-ray, magnetic resonance imaging ("MRI"), computed tomography ("CT"), mammography, dual energy x-ray absorptiometry ("DEXA"), ultrasound, nuclear medicine and positron emission tomography ("PET"), as well as general radiography and fluoroscopy. Physicians use the diagnostic images, which result from these procedures, and the radiology reports based on the images, to diagnose and manage diseases and injuries of their patients. Ordering physicians rely extensively on this type of diagnostic information in making health care treatment decisions.

     As of September 30, 2001, the Company owns, operates or shares ownership in imaging equipment at 120 locations and provides management services to ten contracted radiology practices. The Company's imaging centers are located in 18 states and the District of Columbia, with concentrated geographic coverage in markets located in California, Florida, Kansas, Maryland, New York, Texas, Virginia and Washington, D.C.

     Physician services are provided at all of the Company's imaging centers associated with its ten contracted radiology practices under the terms of service agreements, seven of which expire in November 2037, with the other three expiring in 2038. Under the terms of the service agreements, the Company provides administrative, management, technical and non-medical services to contracted radiology practices that provide professional services in connection with our diagnostic imaging centers, and to hospitals and radiology practices with which we operate joint ventures. The administrative services are intended to improve radiology practice or joint venture profitability, efficiency and effectiveness, and leverage our existing infrastructure. The service agreements cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. However, under certain conditions, the Company can terminate the service agreement if the number of physicians in a practice falls below a certain percentage.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncement

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), becomes effective for the Company on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $937,400 ($562,400 on an after-tax basis) for the first nine months of 2001 and is projected to amount to $1,249,800 ($749,900 on an after-tax basis) for the full year of 2001. These expense amounts, under SFAS 142, will not be recorded in years after 2001. The Company is developing plans to determine fair values of its operations in which goodwill and other indefinite-lived intangibles have been recorded and will assess whether an impairment charge is warranted as of January 1, 2002, or at any other assessment dates. The Company's service agreements, included in the consolidated balance sheets as intangible assets, net, are not considered to have an indefinite useful life and will continue to be amortized over a useful life of 25 years.

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

     The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of income had Radiologix met the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force's abstract, Issue 97-2, "Application of FASB Statement No.94 and Accounting Principles Board ("APB") Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" (in thousands):

                                                           For the Three Months Ended      For the Nine Months Ended
                                                                 September 30,                   September 30,
                                                              2001            2000            2001            2000
                                                          ------------    ------------    ------------    ------------
Revenue for contracted radiology practices and
   diagnostic imaging centers, net of contractual
   allowances .........................................   $     94,800    $     87,905    $    284,238    $    257,157
Less: amounts retained by contracted radiology
   practices ..........................................        (25,625)        (25,418)        (80,916)        (73,640)
                                                          ------------    ------------    ------------    ------------
Service fee revenue, as reported ......................   $     69,175    $     62,487    $    203,322    $    183,517
                                                          ============    ============    ============    ============


     The Company's service fee revenue is dependent upon the operating results of its diagnostic imaging centers and the contracted radiology practices. Where state law allows, service fees due under the service agreements are derived from two distinct revenue streams: (1) 100% of the adjusted technical revenues as defined in the service agreements; and (2) a negotiated percentage (typically 20% to 30%) of the adjusted professional revenues as defined in the service agreement. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which is equal to the fair market value of the services provided under the service agreement and which is renegotiated each year to equal the fair market value of the services provided under the service agreement. The fixed fee structure results in the Company receiving substantially the same amount of service fee as it would have received under its negotiated percentage fee structure. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the contracted radiology practices' revenue. Service fee revenues of the Company's subsidiary, Questar Imaging, Inc. ("Questar") are primarily derived from technical revenues generated from those imaging centers.

     Service fee revenues consists of the following (in thousands):

                                 For the Three Months Ended     For the Nine Months Ended
                                        September 30,                 September 30,
                                     2001           2000           2001           2000
                                 ------------   ------------   ------------   ------------
Professional component .......   $     15,552   $     15,186   $     46,772   $     42,810
Technical component ..........         53,623         47,301        156,550        140,707
                                 ------------   ------------   ------------   ------------
                                 $     69,175   $     62,487   $    203,322   $    183,517
                                 ============   ============   ============   ============

3. LONG TERM DEBT

     On March 30, 2001, the Company and the existing bank group amended the bank credit facility. Under the terms of the amended credit facility, the $160,000,000 of borrowings consist of a $100,000,000 Term Loan and a $60,000,000 revolving credit facility, including a $5,000,000 Swing Line Facility. Under the new amendment, the Company made $4,000,000 scheduled principal installments on June 29, 2001 and September 28, 2001. Scheduled principal installments for the fiscal year ended 2001 have been reduced from $47,100,000 under the prior amended agreement to $12,000,000 under the new amendment. Scheduled principal installments through September 30, 2002 consist of four quarterly installments as follows: 1) $4,000,000 on December 31, 2001, 2) $6,000,000 on March 31, 2002,
3) $9,000,000 on June 30, 2002 and 4) $9,000,000 on September 30, 2002. Each of
the facilities will terminate on November 26, 2003. The interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.00% to 4.00% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 2.00% to 3.00%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). At September 30, 2001, the Company was in compliance with the covenants under the credit facility's restrictive covenants. Borrowings under the credit facility are secured by all service agreements, which the Company is, or becomes a party to, a pledge of the stock of the Company's subsidiaries, and all of the Company's and its wholly-owned subsidiaries' assets.

     The Company has a $23,824,263 convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. At August 1, 2001, the convertible junior subordinated note was convertible into Radiologix's common stock at the price of $7.52 per share. If by August 1, 2002 or August 1, 2003 the closing price of Radiologix's common stock has not exceeded $7.52 for 45 of the 60 days of the determination period, the interest rate will be increased to 8.25% and 8.5%, respectively.


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

     For the three months ended September 30, 2001 and 2000, under the "if converted" method, approximately $286,000 and $264,000, respectively, of tax effected interest savings and 2,866,094 and 2,318,841 weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively. For the three months ended September 30, 2001 and 2000, 373,671 and 318,009 shares, respectively, related to stock options were included in the calculation of diluted EPS.

     For the nine months ended September 30, 2001 and 2000, under the "if converted" method, approximately $832,000 and $771,000, respectively, of tax effected interest savings and 2,501,258 and 2,318,841 weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively. For the nine months ended September 2001 and 2000, 303,498 and 288,967 shares, respectively, related to stock options were included in the calculation of diluted EPS.

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

The following is a table, which summarizes the operating results and assets by the Company's five reportable segments:

                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                               (IN THOUSANDS)
                         ---------------------------------------------------------------------------------------
                         Mid-Atlantic     Northeastern     Central        Western
                          Region (1)       Region (2)     Region (3)     Region (4)    Questar (5)       Total
                         ------------     ------------    ----------     ----------    -----------     ---------
Service fee revenues     $     81,735           45,384        25,658         25,302         25,243     $ 203,322
Operating expenses       $     56,669           33,503        16,834         19,362         20,916     $ 147,284
Contribution             $     25,066           11,881         8,824          5,940          4,327     $  56,038
Contribution margin                31%              26%           34%            24%            17%           28%
Equity in earnings of
  investments            $      2,822               --         1,085             --             --     $   3,907
Minority interests       $       (500)              --          (334)            --             17     $    (817)
Depreciation and
  amortization expense   $      4,939            2,214         1,071          2,008          1,970     $  12,202
Interest expense         $      1,247              523           286            405            859     $   3,320
Income before taxes      $     21,202            9,144         8,218          3,527          1,515     $  43,606

Assets                   $     53,766           44,312        24,027         18,581         24,010     $ 164,696
Purchases of property
   and equipment         $      3,008              959           401            192            (78)    $   4,482


                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                              (IN THOUSANDS)
                         ---------------------------------------------------------------------------------------
                         Mid-Atlantic     Northeastern     Central        Western
                          Region (1)       Region (2)     Region (3)     Region (4)    Questar (5)       Total
                         ------------     ------------    ----------     ----------    -----------     ---------
Service fee revenues     $     71,576           45,317        21,283         21,590         23,751     $ 183,517
Operating expenses       $     47,099           32,004        13,649         16,057         18,156     $ 126,965
Contribution             $     24,477           13,313         7,634          5,533          5,595     $  56,552
Contribution margin                34%              29%           36%            26%            24%           31%
Equity in earnings of
  investments            $      1,697               --         1,507             --             --     $   3,204
Minority interests       $       (323)              --          (348)            --            (65)    $    (735)
Depreciation and
  amortization expense   $      4,992            2,416         1,036          1,881          2,091     $  12,416
Interest expense         $      1,139              608           303            511          1,154     $   3,715
Income before taxes      $     19,720           10,289         7,454          3,141          2,285     $  42,889

Assets                   $     54,107           42,382        22,363         19,290         26,999     $ 165,141
Purchases of property
   and equipment         $      5,832            2,076           744          1,250            548     $  10,450

(1)  Includes the Baltimore/Washington, D.C. Metropolitan area.

(2) Includes Rochester, New York, Rockland County, New York and the surrounding areas.

(3) Includes San Antonio, Texas, St. Lucie County, Florida, Topeka, Kansas, Northeast Kansas and the surrounding areas

(4) Includes the San Francisco/Oakland/San Jose, California and surrounding areas

(5) Includes diagnostic imaging centers in the State of Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Kansas, Minnesota, Missouri, Nebraska, Nevada, Ohio and Pennsylvania that were acquired as part of the Questar acquisition and that have not been integrated into pre-existing Radiologix market areas.

Corporate assets, including intangible assets as of September 30, 2001 and 2000 were $96,118,000 and $106,449,000, respectively. The following is a reconciliation of income before taxes and purchases of property and equipment by the Company's five reportable segments to the Company's consolidated financial statements:


                                               For the Nine Months Ended
                                                     September 30,
                                                     (in thousands)
                                             ----------------------------
                                                 2001            2000
                                             ------------    ------------
Segment profit                               $     43,606    $     42,889
Unallocated amounts:
   Corporate general and administrative           (11,017)         (8,332)
   Corporate depreciation and amortization         (5,093)         (4,014)
   Corporate interest expense                      (8,775)         (9,386)
                                             ------------    ------------
Income before taxes                          $     18,721    $     21,157
                                             ============    ============



                                                   For the Nine Months Ended
                                                         September 30,
                                                         (in thousands)
                                                  ---------------------------
Expenditures:                                         2001           2000
                                                  ------------   ------------
  Segment purchases of property and equipment     $      4,482   $     10,450
  Corporate purchases of property and equipment            104          1,738
                                                  ------------   ------------
  Total purchases of property and equipment       $      4,586   $     12,188
                                                  ============   ============

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

OVERVIEW

     We are a leading provider of radiology services in the United States through our (i) ownership and operation of technologically advanced, multi-modality diagnostic imaging centers and (ii) provision of administrative, management and information services to certain radiology business partners. We derive the majority of our service fee revenues from providing the technical component of radiology services performed at our freestanding imaging facilities and pursuant to our out-sourced hospital relationships. In addition, we also derive service fee revenues from providing management services to contracted radiology practices pursuant to long-term service agreements.

     As of September 30, 2001, we owned or operated 120 imaging centers which are located in 18 states and the District of Columbia, with concentrated geographic coverage in markets located in California, Florida, Kansas, Maryland, New York, Texas, Virginia and Washington D.C.


RESULTS OF OPERATIONS

     We focus on the results of operations through the division of its contracted radiology practices into four designated regions of the United
States: Mid-Atlantic, Northeastern, Central, and Western regions. In addition, we focus on the operations of the imaging centers of its subsidiary, Questar Imaging, Inc. ("Questar"). Our operations in the each of the four designated regions provide administrative, management and information services to contracted radiology practices that provide professional services in connection with our diagnostic imaging centers, and to hospitals and radiology practices with which we operate joint ventures. The administrative services are intended to improve radiology practice or joint venture profitability, efficiency and effectiveness, and leverage our existing infrastructure. We have divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but do not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are looked at as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with each of the contracted radiology practices. In addition, any imaging centers, of Questar that are in the same market as the operations of the contracted radiology practices are not included in the service agreements of the contracted radiology practices.

     The operating margin for the Mid-Atlantic was 31% and 34% for the nine months ended September 30, 2001 and 2000, respectively. This decrease in the operating margin was primarily a result of us acquiring more of the new radiology equipment through leases during the third and fourth quarters of 2000 as an alternative to purchasing such equipment. The operating margin of the Northeastern region was 26% and 29% for the nine months ended September 30, 2001 and 2000, respectively, and declined between periods as a result of a decrease in the fixed fee recognized at one of the New York contracted practices. The operating margin of the Central region was 34% and 36% for the nine months ended September 30, 2001 and 2000, respectively. This decrease in the operating margin between periods was partially due to the higher cost of certain radiology supplies related to specialty procedures, which increased in volume during 2001. The operating margin for the Western region was 24% and 26% for the nine months ended September 30, 2001 and 2000, respectively. This decrease in the operating margin between periods was primarily a result of continued managed care pressures and the impact of economic changes related to increased salary costs. The operating margin for Questar was 17% and 24% for the nine months ended September 30, 2001 and 2000, respectively. This decrease was a result of additional costs, such as maintenance agreements put in place, associated with operating the facilities.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Service Fee Revenues

     Service fee revenues increased $6,688,000 or 10.7% for the three months ended September 30, 2001 to $69,175,000 from $62,487,000 for the three months ended September 30, 2000. The increase is primarily attributable to an increase in volume. In addition, the increase in service fee revenues is attributable to the operations maturing at the Questar imaging centers.

Field Salaries and Benefits

     Salaries and benefits increased $2,036,000 or 12.2% for the three months ended September 30, 2001 to $18,690,000 from $16,654,000 for the three months ended September 30, 2000. As a percentage of service fee revenues, these costs were 27.0% and 26.7% in 2001 and 2000, respectively. The increase is primarily due to increased benefit costs, as well as increased wage costs, primarily technologists, experienced in certain markets, contributed to the higher salaries and benefits.

Field Supplies

     Supplies increased $1,055,000 or 33.8% for the three months ended September 30, 2001 to $4,175,000 from $3,120,000 for the three months ended September 30, 2000. As a percentage of service fee revenues, these costs were 6.0% and 5.0% in 2001 and 2000, respectively. The increase in supplies as a percentage of service fee revenues is primarily attributable to an increase in volume of specialty procedures. These procedures require supplies with higher unit costs than typically required for other types of imaging procedures.

Field Rent and Lease Expense

     Rent and lease expense increased $1,056,000 or 13.9% for the three months ended September 30, 2001 to $8,639,000 from $7,583,000 for the three months ended September 30, 2000. As a percentage of service fee revenues, these costs were 12.5% and 12.1% in 2001 and 2000, respectively. The increase is primarily the result of additional equipment operating leases entered into subsequent to the third quarter of 2000.

Other Field Expenses

     Other field expenses, which include repairs and maintenance, equipment service contracts, utilities and communication costs, increased $1,201,000 or 11.1% in the three months ended September 30, 2001 to $12,001,000 from $10,800,000 for the three months ended September 30, 2000. As a percentage of service fee revenues, these costs remained relatively constant 17.4% and 17.3% in 2001 and 2000, respectively.

Bad Debt Expense

     Bad debt expense increased $1,003,000 or 18.8% for the three months ended September 30, 2001 to $6,342,000 from $5,339,000 for the three months ended September 30, 2000. This increase is primarily attributable to the increase in revenue from contracted radiology practices and diagnostic imaging centers. As a percentage of such revenues, bad debt expense was 6.7% and 6.1% in 2001 and 2000, respectively. As a percentage of service fee revenues, these costs were 9.2% and 8.5% in 2001 and 2000, respectively.

Corporate General and Administrative

     Corporate general and administrative expenses increased $1,725,000 or 62.0% for the three months ended September 30, 2001 to $4,507,000 from $2,782,000 for the three months ended September 30, 2000. As a percentage of service fee revenues, these costs were 6.5% and 4.5% in 2001 and 2000, respectively. During the three months ended September 30, 2001 we recorded a $1,000,000 one-time charge for transaction costs related to the termination of a merger. The increased expense is also partially due to additional costs incurred for the further development of our infrastructure at the corporate office.

Depreciation and Amortization

     Depreciation and amortization increased $307,000 or 5.6% for the three months ended September 30, 2001 to $5,829,000 from $5,522,000 for the three months ended September 30, 2000.

Interest Expense, net

     Interest expense, net decreased $990,000 or 21.6% for the three months ended September 30, 2001 to $3,593,000 from $4,583,000 for the three months ended September 30, 2000. The decrease is a result of the declining level of debt outstanding and lower interest rates.

Income Taxes

     Our effective income tax rate for the three months ended September 30, 2001 and 2000 was 40.0%.

Net Income

     As a result of the foregoing factors, we generated net income of $3,782,000 for the three months ended September 30, 2001, or diluted income per share of $0.18 on 22,817,000 shares outstanding, compared to net income of $4,246,000 for the three months ended September 30, 2000, or diluted income per share of $0.20 on 22,143,000 shares outstanding.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Service Fee Revenues

     Service fee revenues increased $19,805,000 or 10.8% for the nine months ended September 30, 2001 to $203,322,000 from $183,517,000 for the nine months ended September 30, 2000. The increase is primarily attributable to an increase in volume. In addition, the increase in service fee revenues is attributable to the additional imaging centers of Questar, which were acquired, developed and matured during the latter part of fiscal year 2000.

Field Salaries and Benefits

     Salaries and benefits increased $7,716,000 or 16.0% for the nine months ended September 30, 2001 to $55,798,000 from $48,082,000 for the nine months ended September 30, 2000. As a percentage of service fee revenues, these costs were 27.4% and 26.2% in 2001 and 2000, respectively. The increase is partially due to the additional imaging centers of Questar, which were acquired, developed and matured during the latter part of fiscal year 2000. In addition, increased benefit costs, as well as some effect of increased wage costs, primarily technologists, experienced in certain markets, contributed to the higher salaries and benefits.

Field Supplies

     Supplies increased $2,384,000 or 24.6% for the nine months ended September 30, 2001 to $12,082,000 from $9,698,000 for the nine months ended September 30, 2000. As a percentage of service fee revenues, these costs were 5.9% and 5.3% in 2001 and 2000, respectively. The increase in supplies is primarily attributable to an increase in volume of specialty procedures. These procedures require supplies with higher unit costs than typically required for other types of imaging procedures.

Field Rent and Lease Expense

     Rent and lease expense increased $3,154,000 or 14.2% for the nine months ended September 30, 2001 to $25,405,000 from $22,251,000 for the nine months ended September 30, 2000. As a percentage of service fee revenues, these costs were 12.5% and 12.1% in 2001 and 2000, respectively. The increase is primarily the result of the additional equipment operating leases entered into subsequent to the third quarter of 2000.

Other Field Expenses

     Other field expenses, which include repairs and maintenance, equipment service contracts, utilities and communication costs, increased $3,967,000 or 12.8% in the nine months ended September 30, 2001 to $34,925,000 from $30,958,000 for the nine months ended September 30, 2000. As a percentage of service fee revenues, these costs were 17.2% and 16.9% in 2001 and 2000, respectively. The increase is a result of costs associated with the increased service fee revenues from existing imaging centers as well as the additional imaging centers of Questar, which were acquired, developed and matured during the latter part of fiscal year 2000.

Bad Debt Expense

     Bad debt expense increased $3,098,000 or 19.4% for the nine months ended September 30, 2001 to $19,074,000 from $15,976,000 for the nine months ended September 30, 2000. This increase is primarily attributable to the increase in revenue from contracted radiology practices and diagnostic imaging centers. As a percentage of such revenues bad debt expense was 6.7% and 6.2% in 2001 and 2000, respectively. As a percentage of service fee revenues, these costs were 9.4% and 8.7% in 2001 and 2000, respectively.

Corporate General and Administrative

     Corporate general and administrative expenses increased $2,685,000 or 32.2% for the nine months ended September 30, 2001 to $11,017,000 from $8,332,000 for the nine months ended September 30, 2000. The increase is primarily the result of a $1,000,000 one-time charge for transaction costs related to the termination of a merger. The increased expense is also partially due to additional costs incurred for the further development of our infrastructure at the corporate office. As a percentage of service fee revenues, these costs were 5.4% and 4.5% in 2001 and 2000, respectively.

Depreciation and Amortization

     Depreciation and amortization increased $865,000 or 5.3% for the nine months ended September 30, 2001 to $17,295,000 from $16,430,000 for the nine months ended September 30, 2000.

Interest Expense, net

     Interest expense, net decreased $1,006,000 for the nine months ended September 30, 2001 to $12,095,000 from $13,101,000 for the nine months ended September 30, 2000. The decrease is a result of the declining level of debt outstanding and lower interest rates.

Income Taxes

     Our effective tax rate for the nine months ended September 30, 2001 and 2000 was 40%.

Net Income

     As a result of the foregoing factors, we generated net income of $11,232,000 for the nine months ended September 30, 2001, or diluted income per share of $0.54 on 22,336,000 shares outstanding, compared to net income of $12,702,000 for the nine months ended September 30, 2000, or diluted income per share of $0.61 on 22,098,000 shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations for the nine months ended September 30, 2001 and 2000 was $30,089,000 and $10,349,000, respectively. The increase in the cash provided by operations for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 was primarily due to the implementation of certain cash management strategies and improved cash collections.

     Net cash used in investing activities for the nine months ended September 30, 2001 and 2000 were $3,482,000 and $20,351,000, respectively. Purchases of property and equipment during the nine months ended September 30, 2001 and 2000 were $4,586,000 and $12,188,000, respectively. During the nine months ended September 30, 2000, we invested $9,788,000 for acquisitions.

     Net cash flows used in financing activities were $26,187,000 for the nine months ended September 30, 2001. The outstanding borrowings under the credit facility were reduced by $19,416,000 for the nine months ended September 30, 2001. At September 30, 2001, we had outstanding borrowings of $137,584,000 under the credit facility and an additional $37,431,000 outstanding under other credit arrangements. Financing costs of $2,961,000 were incurred during the nine months ended September 30, 2001 associated with the March 2001 amendment to the bank credit facility. Net cash flows from financing activities for the nine months ended September 30, 2000 were $10,584,000. Borrowings under the credit facility for the nine months ended September 30, 2000 were used for the development of centers within Questar, purchases of equipment and capital improvements, as well as, working capital needs.

     On March 30, 2001, the bank credit facility was amended. Under the terms of the amended credit facility, the $160,000,000 of borrowings consist of a $100,000,000 Term Loan and a $60,000,000 revolving credit facility, including a $5,000,000 Swing Line Facility. Under the new amendment, on June 29, 2001 and September 28, 2001, we made $4,000,000 scheduled principal installment payments. Scheduled principal installments for the fiscal year ended 2001 have been reduced from $47,100,000 under the prior amended agreement to $12,000,000 under the new amendment. Scheduled principal installments through September 30, 2002 consist of four quarterly installments as follows: 1) $4,000,000 on December 31, 2001, 2) $6,000,000 on March 31, 2002, 3) $9,000,000 on June 30, 2002 and 4)
$9,000,000 on September 30, 2002. Each of the facilities will terminate on November 26, 2003. The interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.00% to 4.00% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 2.00% to 3.00%. In each case, the applicable margin varies based on financial ratios maintained by us. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). At September 30, 2001, we were in compliance with the covenants under the credit facility's restrictive covenants. Borrowings under the credit facility are secured by all service agreements, which we are, or becomes a party to, a pledge of the stock of our subsidiaries, and all of our wholly-owned subsidiaries' assets.

     We have a $23,824,263 convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. At August 1, 2001 the convertible junior subordinated note was convertible into Radiologix's common stock at the price of $7.52 per share. If by August 1, 2002 or August 1, 2003 the closing price of Radiologix's common stock has not exceeded $7.52 for 45 of the 60 days of the determination period, the interest rate will be increased to 8.25% and 8.5%, respectively.

     Our ability to accomplish its goals and to execute its business strategy depends on our continued ability to access capital on appropriate terms. Our growth could be limited and its existing operations impaired unless it is able to obtain additional capital through subsequent debt or equity financings. There can be no assurance that borrowing capacity under the credit facility will be available to us when needed or that we will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to us. As a result, there can be no assurance that we will be able to implement its business strategy successfully. However, management believes that cash flow from operations and other available sources of liquidity will be sufficient to fund our operations for at least the next 12 to 18 months.

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

                           PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Radiologix' annual shareholders meeting was held on September 19, 2001. The following individuals were elected as directors and the appointment of Arthur Andersen LLP as independent public accountants was ratified, by the votes indicated below:

                      Nominee                        For                 Withheld
           -------------------------------    ------------------    -------------------
           Paul D. Farrell                       16,391,498              131,560
           Joseph C. Mello                       16,386,501              136,557
           Derace L. Schaffer, M.D.              16,366,591              156,467
           Michael L. Sherman, M.D.              16,271,324              251,734
           Mark L. Wagar                         16,230,274              292,784

     Appointment of Arthur Andersen LLP  For: 16,326,727   Against: 26,000
Abstain: 170,331

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See Index to Exhibits following signatures.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RADIOLOGIX, INC.


Date: November 14, 2001                /s/ MARK L. WAGAR
                                       -----------------
                                       Mark L. Wagar
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date: November 14, 2001                /s/ SAMI S. ABBASI
                                       ------------------
                                       Sami S. Abbasi
                                       Chief Financial Officer and
                                       Executive Vice President
                                       (Principal Accounting Officer)

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                          DESCRIPTION
   -------                         -----------
     2.54         Stock Purchase Agreement effective as of August 1, 1999 by and among American Physician Partners, Inc., Questar Imaging, Inc.
                  and the shareholders of Questar Imaging, Inc.+

     3.1          Restated Certificate of Incorporation of American Physician
                  Partners, Inc.***

     3.2          Amended and Restated Bylaws of American Physician Partners,
                  Inc.***

     3.3          Amendment to Restated Certificate of Incorporation of American
                  Physician Partners, Inc.++

     3.4          Amendment to Restated Bylaws of American Physician Partners,
                  Inc.++

     4.1 Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc.**

     4.2          Form of Convertible Promissory Note of American Physician
                  Partners, Inc.**

     4.3 Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital
                  Partners SBIC, L.P.+ (see Exhibit 4.1 thereof)

     4.4          Convertible Junior Subordinated Promissory Note dated August
                  1, 1999 issued to BT Capital Partners SBIC, L.P.+ (see Exhibit
                  4.2 thereof).

----------

*                 Filed herewith.

** Incorporated by reference to the corresponding Exhibit number to the registrant's Registration Statement No. 333-31611 on Form S-4.

*** Incorporated by reference to the corresponding Exhibit number to the registrant's Registration Statement No. 333-30205 on Form S-1.

+ Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 8-K filed on August 3, 1999.

++ Incorporated by reference to the corresponding Exhibit number to the Registrant's Form 10-Q filed on August 16, 1999.