Form 10-K405
period 2001-12-31
RADIOLOGIX INC
filed 2002-03-28
CIK 1031329

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          COMMISSION FILE NO. 0-23311

                                RADIOLOGIX, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2648089
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                           3600 JP MORGAN CHASE TOWER
                                2200 ROSS AVENUE
                              DALLAS, TEXAS 75201
          (Address of principal executive offices, including zip code)

                                 (214) 303-2776
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
       Common Stock, $0.0001 Par Value                    American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $232,979,547, based on the closing sales price of $11.92 of the registrant's Common Stock on the American Stock Exchange on March 22, 2002.

     As of March 22, 2002, 20,378,974 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the 2002 Annual Meeting of Stockholders of the registrant are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                RADIOLOGIX, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
FORM 10-K ITEM
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   41
Item 8.   Financial Statements and Supplementary Data.................   42
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   73

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   73
Item 11.  Executive Compensation......................................   73
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder matters..................   73
Item 13.  Certain Relationships and Related Transactions..............   73

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   73

                                     PART I

ITEM 1.  BUSINESS.

                    THE DIAGNOSTIC IMAGING SERVICES INDUSTRY

OVERVIEW

     Diagnostic imaging involves the use of less-invasive techniques to generate representations of internal anatomy that can be recorded on film or digitized for display on a video monitor. Diagnostic imaging procedures facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required for patients and healthcare providers. Diagnostic imaging procedures include: magnetic resonance imaging (or MRI), computed tomography (or
CT), positron emission tomography (or PET), nuclear medicine, ultrasound, mammography, bone densitometry (or DEXA), general radiography (or X-ray) and fluoroscopy.

     The Centers for Medicare & Medicaid Services estimate that national healthcare spending in 2000 was approximately $1.3 trillion and expect that spending will grow, on average, in excess of 7% annually through 2008. The American College of Radiology estimates that over 300 million diagnostic imaging procedures were performed in the United States during 1999, the most recent year for which data are available, generating estimated revenue of over $60 billion, or 5% of total healthcare spending. Furthermore, the American College of Radiology estimates that over 60% of this diagnostic imaging revenue was generated on an outpatient basis.

     We believe that the diagnostic imaging services industry will continue to grow as a result of:

     The Escalating Demand for Healthcare Services from an Aging
Population. There has been strong demand for healthcare services due to an aging population in the United States. According to the United States Census Bureau, one of the fastest growing segments of the population is the group over 65 years of age, which is expected to increase as much as 16% from 2000 to 2010. We believe the aging population will help drive the growth for diagnostic imaging procedures over the coming years because diagnostic imaging utilization tends to increase as a person ages.

     The Increasing Role of Diagnostic Imaging in Healthcare. Advanced imaging equipment and modalities are allowing physicians to diagnose a wide variety of diseases and injuries quickly and accurately without exploratory surgery or other surgical or invasive procedures, which are usually more expensive, involve greater risk to patients and result in longer rehabilitation time. We believe that future technological advances will continue to enhance the ability of radiologists to diagnose and influence treatment. For example, experimental MRI techniques, such as magnetic resonance spectroscopic imaging, are used to show the functions of the brain and to investigate how epilepsy, AIDS, brain tumors, Alzheimer's disease and other abnormalities affect the brain. In addition, advanced imaging systems are gaining wider acceptance among payors, as they are increasingly seen and accepted as a tool for reducing long-term healthcare costs.

     Greater Consumer Awareness of and Demand for Preventive Diagnostic Screening. Diagnostic imaging is increasingly being used as a screening tool for preventive care. Consumer awareness of and demand for diagnostic imaging as a less-invasive and preventive screening method has added to the growth in diagnostic imaging procedures. Consumers are now more aware of the advanced procedures that are available to them and are requesting them as preventive procedures from their physicians and healthcare providers. We believe that, with increased technological advancements, there will be greater consumer awareness of and demand for diagnostic imaging procedures as preventive and less-invasive procedures for early diagnosis of diseases and disorders.

     An Increased Number of High-End Procedures That Utilize Advancements in Technology. Recent technological advancements include: magnetic resonance spectroscopic imaging, which can differentiate malignant from benign lesions; magnetic resonance angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels; and enhancements in teleradiology systems, which permit the digital transmission of radiological images from one location to another for interpretation. Additional improvements in imaging technologies, contrast agents and scanning capabilities are leading to new, less invasive methods of diagnosing diseases. For example, these improvements are aiding in detecting blockages in the heart's vital arteries, liver metastases, pelvic diseases and certain vascular abnormalities without exploratory surgery.

DIAGNOSTIC IMAGING MODALITIES

     The principal diagnostic imaging modalities include the following:

     Magnetic Resonance Imaging. MRI utilizes a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue, including the brain, spine, abdomen, heart and extremities. Unlike CT and conventional X-rays, MRI does not utilize ionizing radiation, which can cause tissue damage in high doses. A typical MRI examination takes from 20 to 45 minutes. MRI systems are priced in the range of $0.9 million to $2.5 million.

     Computed Tomography. CT utilizes a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. CT provides higher resolution images than conventional X-rays, but generally not as well-defined as those produced by magnetic resonance. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million.

     Positron Emission Tomography. PET utilizes a scanner to record signals emitted by compounds with signal-emitting tracers after such compounds are injected into a patient's body. A scanner records the signals as they travel through the body and collect in the various organs targeted for examination. A computer assembles the signals into actual images. PET has proven effective in the detection and tracking of cancer (including lung, colorectal, breast and prostate cancers), heart disease and brain disorders, including Alzheimer's disease, Parkinson's disease and seizure disorders. PET systems are priced in the range of $1 million to $1.4 million.

     Nuclear Medicine. Nuclear medicine utilizes short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions.

     Ultrasound. Ultrasound imaging utilizes high-frequency sound waves to develop images of internal organs, fetuses and the vascular system. Ultrasound has widespread applications, particularly for procedures in obstetrics, gynecology and cardiology.

     Mammography. Mammography is a specialized form of radiology utilizing low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis and treatment planning for breast cancer.

     Bone Densitometry. Bone densitometry uses an advanced technology called dual-energy X-ray absorptiometry, or DEXA, which safely, accurately and painlessly measures bone density and the mineral content of bone for the diagnosis of osteoporosis and other bone diseases.

     General Radiography (or X-ray) and Fluoroscopy. X-rays utilize roentgen rays to penetrate the body and record images of organs and structures on film. Fluoroscopy utilizes ionizing radiation combined with a video viewing system for real time monitoring of organs. X-ray and fluoroscopy are the most frequently used imaging modalities. Digital X-ray systems add computer image processing capability to traditional X-ray images.

                                  OUR COMPANY

     We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as MRI, CT, PET, nuclear medicine, ultrasound, mammography, DEXA, X-ray and fluoroscopy. We operate 120 diagnostic imaging centers located in 18 states, with a concentration of diagnostic imaging centers in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia. We offer multi-modality imaging services at 70 of our diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

     We also provide administrative, management and information services to certain radiology practices that provide professional services in connection with our diagnostic imaging centers and to hospitals and radiology practices with which we operate joint ventures. The services we provide leverage our existing infrastructure and improve radiology practice or joint venture profitability, efficiency and effectiveness.

     For the year ended December 31, 2001, we performed over 1.9 million diagnostic imaging procedures and generated service fee revenue of $276.7 million. In addition, we generated cash flow from operations of $41 million for the year ended December 31, 2001. We have achieved substantial growth, having increased service fee revenue and EBITDA at compounded annual growth rates of 23% and 16%, respectively, from the year ended December 31, 1998 through the year ended December 31, 2001. Over the same period, we achieved average annual same center revenue growth of 12.2%.

COMPETITIVE STRENGTHS

     We believe that we are well-positioned to take advantage of favorable demographic and diagnostic imaging services industry trends by capitalizing on the following strengths:

     Our Leading Market Position in Our Core Markets. We have a concentrated presence in our core markets, which enables us to offer patients, referring physicians and payors a higher degree of responsiveness and convenience than independent operators or hospitals. We provide flexible scheduling, convenient locations and expanded hours of operation, as well as the expeditious delivery of radiology reports to referring physicians. The 89 centers in our core markets generated 87% of our service fee revenue for the year ended December 31, 2001. We believe that payors contract with us because of our strong market presence, the high quality of our services and our ability to provide a single point of contact and centralized administration. In addition, our leading position enables us to increase our procedure volume, optimize equipment utilization, benefit from economies of scale in purchasing and negotiation of payor contracts and leverage our administrative and information technology infrastructure in our core markets.

     Comprehensive, Leading-Edge Diagnostic Imaging Services. We provide a broad range of diagnostic imaging services within our core markets. Our 70 multi-modality centers enable us to offer one-stop shopping to patients, referring physicians and payors. In our experience, referring physicians and payors prefer to enter into relationships with diagnostic imaging providers that offer a broad spectrum of services at convenient locations, benefiting referring physicians and patients who require more than one type of diagnostic imaging procedure. From January 1, 1999 to December 31, 2001, we added over $70 million of equipment and leasehold improvements through purchase or lease to enhance our diagnostic imaging centers and increase the number of modalities offered per center to provide services demanded by patients, referring physicians and payors. Our multi-modality offerings, coupled with the introduction of technologically advanced imaging equipment, have contributed to an increase in our volume of procedures and an increase in the average revenue per technical procedure from $87.61 in 1998 to $112.65 for the year ended December 31, 2001.

     Diversified Payor Mix and Multi-Modality Service Offerings. Our revenue base comprises a diverse mix of payors, including managed care organizations, traditional indemnity providers, Medicare, Medicaid and private and other payors. For the year ended December 31, 2001, revenue generated at our diagnostic imaging centers consisted of 62% from commercial third-party payors, 28% from Medicare and Medicaid and 10% from private and other payors. In addition, we have experienced relatively stable pricing, with modest increases in most markets and across most modalities. We believe our payor diversity and multi-modality service offerings mitigate our exposure to possible unfavorable reimbursement trends within any one payor class and to modality-specific rate changes.

     Strong Relationships with Leading Radiology Practices. In each of our core markets, we contract with leading radiology practices to provide professional radiology services in connection with our diagnostic imaging centers. We believe that our affiliation with these leading radiology practices enhances our reputation with referring physicians and their patients. We also provide administrative, management and information services to certain radiology practices. In light of a recent shortage of radiologists, we believe that our contractual relationships with large, established radiology practices are important to maintaining our high quality service.

     Experienced Management Team. We have a highly experienced management team with an average of approximately 20 years of healthcare services experience. Management has successfully generated growth by increasing same center revenue and executing a disciplined expansion strategy.

BUSINESS STRATEGY

     Our strategy is to enhance our strong market presence and to increase revenue and cash flow by continuing to pursue the following business strategy:

     Increase Procedure Volume and Maximize Revenue at Existing Centers. We intend to enhance our operations and increase procedure volume and revenue at our existing centers by:

     - expanding referring physician, hospital and payor relationships;

     - increasing patient referrals through targeted marketing efforts; and

     - leveraging our multi-modality offerings to increase the number of high-end procedures performed.

     Maintain Market Leadership in Our Core Markets. We intend to maintain our leading market position in our core markets by pursuing strategic "tuck-in" acquisitions and developing de novo centers. In addition, we believe that we will have opportunities to increase the use of our diagnostic imaging services through additional joint venture or outsourcing arrangements with hospitals, in part due to recent federal healthcare regulatory changes that favor outpatient centers that are managed or owned in joint venture or outsourcing arrangements with third parties.

     Maximize Equipment Utilization and Enhance Service Offerings. Seventy of our centers provide multi-modality imaging services, including various combinations of MRI, CT, PET, nuclear medicine, ultrasound, mammography, DEXA, X-ray and fluoroscopy. We intend to maximize our equipment utilization by adding, upgrading and re-deploying equipment where we experience excess demand and by consolidating, divesting or closing unprofitable centers or markets. In addition, we intend to enhance our service offerings by adding, upgrading and replacing our diagnostic imaging equipment to meet referring physician and patient demands.

OPERATION OF CENTERS

     At December 31, 2001, we operated 120 diagnostic imaging centers located in 18 states. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures such as MRI, CT, PET, nuclear medicine, ultrasound, mammography, DEXA, X-ray and fluoroscopy. As part of operating our diagnostic imaging centers, we purchase and maintain diagnostic imaging equipment, hire and train employees, schedule patient appointments, perform patient procedures, process bills, keep records and obtain and maintain permits, licenses and insurance.

     Referrals for diagnostic imaging services at our centers come from referring physicians, including primary care physicians and specialists. In our experience, these referrals are influenced by individual patients acting as consumers as well as by health systems, managed care organizations, insurers and other entities representing large groups of patients. Offering a wide spectrum of modalities at a diagnostic imaging center enables us to offer "one-stop shopping" to referring physicians and patients. For example, a physician may refer a patient for an X-ray. If the X-ray, when interpreted by a radiologist who is providing professional services at the diagnostic imaging center, reveals that further diagnostic imaging (for example, a CT procedure) is necessary, the radiologist can confer with the referring physician and the patient can undergo the CT procedure at the same center. Thus, by offering both X-ray and CT modalities at the diagnostic imaging center, the patient can avoid multiple visits, thereby decreasing costs and time delays.

     Managed care organizations, insurers and other entities often represent large groups of patients who are dispersed throughout a wide geographic area. These entities influence referring physicians' decisions by entering into provider agreements with, or otherwise selecting or approving, healthcare service providers, including diagnostic imaging service providers. Our experience is that entities representing large groups of patients often prefer to enter into managed care contracts with providers who offer a broad array of diagnostic imaging services throughout a corresponding geographic area. We have developed our diagnostic imaging networks, in part, to be selected as a preferred provider for these entities more frequently, which may increase physician referrals to our centers.

     To increase the convenience of our diagnostic imaging centers to patients, we implement market-wide scheduling systems where practical. In these instances, each diagnostic imaging center in a market area can access the patient appointment calendar of other centers in the market area. Each center also can schedule patient appointments at every other center within the network. This system permits each of our centers within a market area to efficiently allocate time available at our diagnostic imaging centers within that market area and to meet a patient's appointment time, date or location preferences.

     We focus on providing quality patient care and service to ensure patient and referring physician satisfaction. Our development of comprehensive radiology networks permits us to invest in technologically advanced imaging equipment, including MRI, open MRI, spiral CT and PET. Our consolidation of diagnostic imaging centers into coordinated networks improves response time, increases overall patient accessibility, permits us to standardize certain customer relations procedures and permits us to develop "best practices" for our diagnostic imaging centers. We seek the input and participation of the contracted radiology practices to which we provide administrative, management and information services to develop best practices and to improve productivity and the quality of services. By focusing on further improving and, where appropriate, standardizing the operations of our diagnostic imaging centers, we believe that we can increase patient and referring physician satisfaction, which should lead to increased referrals and increased utilization of our diagnostic imaging centers.

     Payment for diagnostic imaging services comes primarily from commercial third-party payors, governmental payors (including Medicare and Medicaid) and private and other payors. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. For the year ended December 31, 2001, approximately 9% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements. The following table illustrates our approximate payor mix, based on revenue generated at our diagnostic imaging centers, for the year ended December 31, 2001:

                                                               PERCENT OF
PAYOR                                                         TOTAL REVENUE
-----                                                         -------------
Commercial..................................................       62%
Medicare and Medicaid.......................................       28%
Private and Other...........................................       10%

CONTRACTED RADIOLOGY PRACTICES

     We contract with radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures performed in our diagnostic imaging centers. We believe that we do not engage in the practice of medicine nor do we employ physicians. The radiology practices maintain full control over the provision of professional radiological services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth; and a willingness to embrace our strategy for the delivery of diagnostic imaging services.

     We have two models by which we contract with radiology practices: a comprehensive services model and a technical services model. Under our comprehensive services model, we enter into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group's professional revenue, including revenue derived outside of our diagnostic imaging centers. Under our technical services model, we enter into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and pay them a fee based on cash collections from reimbursements for imaging procedures. In both the comprehensive services and technical services models, we own the diagnostic imaging assets, and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. Additionally, in most instances, both the comprehensive services and the technical services models contemplate an incentive technical bonus for the radiology group if the net technical income exceeds specified thresholds.

     The agreements with the radiology practices under our comprehensive services model contain provisions whereby both parties have agreed to certain restrictions on accepting or pursuing radiology opportunities within a five to 15-mile radius of any of our owned, operated or managed diagnostic imaging centers at which the radiology practice provides professional radiology services or any hospital at which the radiology practice provides on-site professional radiology services. Each of these agreements also restricts the applicable radiology practice from competing with us and our other contracted radiology practices within a specified geographic area during the term of the agreement. In addition, the agreements require the radiology practices to enter into and enforce agreements with their physician shareholders at each radiology practice (subject to certain exceptions) that include covenants not to compete with us for a period of two years after termination of employment or ownership, as applicable.

     Under our comprehensive services model, we have the right to terminate each agreement if the radiology practice or a physician employee of the contracted radiology practice engages in conduct, or is formally accused of conduct, for which the physician employee's license to practice medicine reasonably would be expected to be subject to revocation or suspension or is otherwise disciplined by any licensing, regulatory or professional entity or institution, the result of any of which (in the absence of termination of this physician or other action to monitor or cure this act or conduct) adversely affects or would reasonably be expected to adversely affect the radiology practice. In addition, we may terminate each of these agreements if, during the first five years of the agreement, more than one-third of the total number of physicians employed or retained by the practice are no longer employed or retained by such practice other than because of certain events, including death, permanent disability, pre-qualified retirement or involuntary loss of hospital contracts or privileges.

     Under our comprehensive services model, upon termination of an agreement with a radiology practice, depending upon the termination event, we may have the right to require the radiology practice to purchase and assume, or the radiology practice may have the right to require us to sell, assign and transfer to it, the assets and related liabilities and obligations associated with the professional and technical radiology services provided by the radiology practice immediately prior to the termination. The purchase price for the assets, liabilities and obligations would be the lesser of their fair market value or the return of the consideration received in the acquisition. However, the purchase price may not be less than the net book value of the assets being purchased.

     The agreements with most of the radiology practices under our technical services model contain noncompete provisions that are generally less restrictive than those provisions under our comprehensive services model. The geographic scope of and types of services covered by the non-compete provisions vary from practice to practice. Under our technical services model, we generally have the right to terminate the agreement if a contracted radiology practice loses the licenses required to perform the service obligations under the agreement, violates noncompete provisions relating to the modalities offered or if certain net income thresholds are not met.

DIAGNOSTIC IMAGING CENTERS

     We operate 120 diagnostic imaging centers consisting of 86 owned and operated free-standing diagnostic imaging centers; 21 diagnostic imaging centers operated by us and owned through 15 joint venture relationships with hospitals, health systems or radiology practices; and 13 diagnostic imaging centers to which we provide management, administrative and information services or diagnostic imaging equipment. Of our 120 centers, 70 offer multiple modalities of diagnostic imaging services. The number and type of modalities offered are determined primarily by the demand for such services within their respective market areas.

     Information related to these diagnostic imaging centers is set forth below:

                                                                DIAGNOSTIC IMAGING CENTERS
                                                               ----------------------------
                                                                           JOINT
                                                                OWNED     VENTURE
MARKET NAME                   GEOGRAPHIC LOCATION              CENTERS    CENTERS    OTHER
-----------                   -------------------              --------   --------   ------
Mid-Atlantic        Baltimore, MD/Washington Metro-Area.....      26         10         0
Finger Lakes        Rochester, NY...........................       6          0         3
Bay Area            an Francisco/Oakland/San Jose, CA.......      18          0         0
South Texas         San Antonio, TX.........................       1          5         0
Northeast Kansas    Topeka, KS and Northeast KS.............       1          1         0
Hudson Valley       Rockland County, NY.....................       7          0         6
Treasure Coast      St. Lucie County, FL....................       3          0         0
Questar             Multiple locations(1)...................      24          5         4
                                                                  --         --        --
  TOTAL.....................................................      86         21        13
                                                                  ==         ==        ==

---------------

(1) Includes diagnostic imaging centers in Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Kansas, Minnesota, Missouri, Nebraska, Nevada, Ohio and Pennsylvania that were acquired as part of the Questar acquisition and are not integrated into our core market areas.

     Many of the 21 joint venture diagnostic imaging centers are located on, or adjacent to, the participating hospital or health center's campus. We are the general partner or managing member of 13 of our 15 joint ventures, comprising 19 of the 21 joint venture diagnostic imaging centers.

     The 13 diagnostic imaging centers to which we provide management, administrative and information services include 11 locations where we own the diagnostic imaging equipment. Examples of these 11 locations include hospitals where we have installed equipment that we operate under an agreement with the hospital or health center. These relationships permit us to provide services to hospitals and health centers without directly competing against a radiology department that is equipped and operated by the hospital or health center. In the remaining two centers, we do not have an ownership interest in the equipment, but provide management services and employees.

DIAGNOSTIC IMAGING EQUIPMENT

     We currently operate 487 diagnostic imaging units at our 120 centers, of which 83 are MRI units, 43 are CT units, 6 are PET units, 26 are nuclear medicine units, 95 are ultrasound units, 71 are mammography units, 27 are DEXA units, 79 are X-ray units and 57 are fluoroscopy units. The average age of our MRI units is 3.8 years, our CT units is 4.4 years and our PET units is 1.5 years.

     We continue to evaluate the mix of our diagnostic imaging equipment in response to changes in technology and to maximize utilization of our equipment. The overall technological competitiveness of our equipment continually improves through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment. Several substantial companies presently manufacture MRI (including open MRI), CT, PET and other diagnostic imaging equipment, including GE Medical Systems, Hitachi Medical Systems, Siemens Medical Systems and Phillips Medical Systems. We maintain good working relationships with many of the major manufacturers to better ensure an adequate supply as well as access to the most appropriate types of diagnostic imaging equipment for the specific imaging center to be established.

     Timely, effective maintenance is essential for achieving high utilization rates of our imaging equipment. Most of our equipment is covered by a one year warranty from the original equipment manufacturers. We also contract with the original equipment manufacturers for comprehensive maintenance programs to minimize the period of time our equipment is unavailable.

SALES AND MARKETING

     We selectively invest in marketing and sales resources and activities in an effort to attract new patients, expand business relationships, grow revenue at our existing centers and maintain present business alliances and contractual agreements. Marketing activities include having frequent contact with referring physicians and their office staffs, organizing and presenting educational programs on new applications and uses of technology, developing and conducting customer service programs and proactively calling managed care organizations and third-party insurance companies to solicit additional contracts. Sales activities principally focus on referring physicians and managed care entities, while general awareness programs are targeted to patients and referring physicians.

GOVERNMENT REGULATION AND SUPERVISION

     General. The healthcare industry is highly regulated, and we can give no assurance that the regulatory environment in which we operate will not change significantly in the future. Our ability to operate profitably will depend in part upon us, the contracted radiology practices and their affiliated physicians obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable healthcare regulations. We believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law and modify our operations from time to time as the business and regulatory environment changes. Although we intend to continue to operate in compliance, we cannot ensure that we will be able to adequately modify our operations so as to address changes in the regulatory environment.

     Licensing and Certification Laws. Ownership, construction, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers, personnel, certificates of need and other required certificates for certain types of healthcare centers and major medical equipment. The laws of some of the states in which we operate limit our ability to acquire new diagnostic imaging equipment or expand or replace our existing equipment at diagnostic imaging centers in those states. In addition, free-standing diagnostic imaging centers that provide services not performed as part of a physician office must meet Medicare requirements to be certified as an independent diagnostic testing facility to bill the Medicare program. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the market for our services.

     Fee-Splitting; Corporate Practice of Medicine. The laws of many states, including many of the states in which the contracted radiology practices are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. A component of our business has been to enter into service agreements with radiology practices. We provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging centers, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians or violating the prohibitions against fee-splitting. State regulatory authorities or other parties may assert that we are engaged in the corporate practice of medicine or that the payment of service fees to us by the radiology practices constitutes fee-splitting. If such a claim were successfully asserted, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. This result or our inability to successfully restructure our relationships to comply with these statutes could jeopardize our business strategy.

     Medicare and Medicaid Reimbursement Program. Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the year ended December 31, 2001, approximately 28% of our revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally, Medicare and Medicaid).

     Initiatives have been proposed that, if implemented, would have the effect of substantially decreasing reimbursement rates for outpatient diagnostic imaging services provided at hospital facilities. We believe that we will have opportunities to increase the use of our diagnostic imaging services through additional joint venture or outsourcing arrangements with hospitals, in part due to such federal healthcare regulatory changes that favor outpatient centers that are managed or owned in joint venture or outsourcing arrangements with third parties. As of January 2002, Medicare has decreased reimbursement rates for physician and outpatient services, including diagnostic imaging services. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan.

     Any further change in Medicare or Medicaid rates or conditions for reimbursement could substantially reduce the amounts reimbursed to us or our contracted radiology practices for services provided. These reductions could have a significant adverse effect on our revenue and financial results by creating downward pricing pressure.

     Medicare and Medicaid Fraud and Abuse. Federal law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare, Medicaid or other governmental programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under the Medicare, Medicaid or other governmental programs. Enforcement of this anti-kickback law is a high priority for the federal government, which has substantially increased enforcement resources and is scheduled to continue increasing such resources. The applicability of the anti-kickback law to many business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. Noncompliance with the federal anti-kickback legislation can result in exclusion from the Medicare, Medicaid or other governmental programs and civil and criminal penalties.

     We receive fees under our service agreements for management and administrative services, which include contract negotiation and marketing services. We do not believe we are in a position to make or influence referrals of patients or services reimbursed under Medicare, Medicaid or other governmental programs to radiology practices or their affiliated physicians or to receive referrals. However, we may be considered to be in a position to arrange for items or services reimbursable under a federal healthcare program. Because the provisions of the federal anti-kickback statute are broadly worded and have been broadly interpreted by federal courts, it is possible that the government could take the position that our arrangements with the contracted radiology practices implicate the federal anti-kickback statute. Violation of the law can result in monetary fines, civil and criminal penalties, and exclusion from participation in federal or state healthcare programs, any of which could have an adverse effect on our business and results of operations. While our service agreements with the contracted radiology practices will not meet a "safe harbor" to the federal anti-kickback statute, failure to meet a "safe harbor" does not mean that agreements violate the anti-kickback statute. We have sought to structure our agreements to be consistent with fair market value in arms' length transactions for the nature and amount of management and administrative services rendered. For these reasons, we do not believe that service fees payable to us should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute.

     Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions are commonly known as the "Stark Law." The Stark Law prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services," including, without limitation, radiology services, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." We believe that, although we receive fees under our service agreements for management and administrative services, we are not in a position to make or influence referrals of patients.

     On January 4, 2001, the Health Care Financing Administration, Department of Health and Human Services, now known as the Centers for Medicare and Medicaid Services ("CMS"), published final regulations to implement the Stark Law. Under the final regulations, radiology and certain other imaging services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Under the final regulations, such services include the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, computerized axial tomography, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The final regulations, however, exclude from designated health services: (i) X-ray, fluoroscopy or ultrasonic procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, nonradiological medical procedures; (iii) nuclear medicine procedures; and (iv) "invasive" or "interventional" radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

     The Stark Law provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of such radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a "referral" by a "referring physician." If such requirements are met, the Stark Law self-referral prohibition would not apply to such services. The effect of the Stark Law on the radiology practices, therefore, will depend on the precise scope of services furnished by each such practice's radiologists and whether such services derive from consultations or are self-generated. We believe that (other than self-referred patients) all of the services covered by the Stark Law provided by the contracted radiology practices derive from requests for consultation by non-affiliated physicians. Therefore, we believe that the Stark Law is not implicated by the financial relationships between us and the contracted radiology practices.

     In addition, we believe that we have structured our acquisitions of the assets of existing practices, and we intend to structure any future acquisitions, so as to not violate the anti-kickback and Stark Law and regulations. Specifically, we believe the consideration paid by us to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms' length transactions and is not intended to induce the referral of patients. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then our acquisitions could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have an adverse effect on our business, financial condition and results of operations.

     The federal government recently announced an initiative to audit all Medicare carriers, which are the companies that adjudicate and pay Medicare claims. These audits are expected to intensify governmental scrutiny of individual providers. An unsatisfactory audit of any of our diagnostic imaging centers or contracted radiology practices could result in significant repayment obligations, exclusion from the Medicare, Medicaid, or other governmental programs and/or civil and criminal penalties.

     Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and the activities of the radiology practices. Our or the radiology practices' activities may be investigated, claims may be made against us or the radiology practices and these increased enforcement activities may directly or indirectly have an adverse effect on our business, financial condition and results of operations.

     State Anti-kickback and Physician Self-referral Laws. All of the states in which our diagnostic imaging centers are located have adopted a form of anti-kickback law and almost all of those states have also adopted a form of Stark Law. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws cover all referrals by all healthcare providers for all healthcare services. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

     Federal False Claims Act. The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The Federal False Claims Act further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include civil penalties of not less than $5,500 and not more than $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are in compliance with the rules and regulations that apply to the Federal False Claims Act. However, we could be found to have violated certain rules and regulations resulting in sanctions under the Federal False Claims Act, and if we are so found in violation, any sanctions imposed could result in fines and penalties and restrictions on and exclusion from participation in federal and state healthcare programs that are integral to our business.

     Healthcare Reform Initiatives. Healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. We cannot assure you, however, that we will be able to adapt our operations to address new regulations or that new regulations will not adversely affect our business. In addition, although we believe that we are operating in compliance with applicable federal and state laws, neither our current or anticipated business operations nor the operations of the contracted radiology practices has been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

     Health Insurance Portability and Accountability Act of 1996. In an effort to combat healthcare fraud, Congress enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal healthcare fraud crimes, including actions affecting non-governmental payors. Under HIPAA, a "healthcare benefit program" includes any private plan or contract affecting interstate commerce under which any medical benefit, item or services is provided. A person or entity that knowingly and willfully obtains the money or property of any healthcare benefit program by means of false or fraudulent representations in connection with the delivery of healthcare services is subject to a fine and/or imprisonment. In addition, HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations.

     Further, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable health information. HIPAA imposes federal standards for electronic transactions with health plans, the security of electronic health information and for protecting the privacy of individually identifiable health information. The government recently published regulations to implement the privacy standards with an initial compliance date of April 14, 2003. We may encounter certain costs associated with complying with the primary provisions. A finding of liability under HIPAA's privacy or security provisions may also result in criminal and civil penalties, and could have a material adverse effect on our business, financial condition, and results of operations.

     Compliance Program. With the assistance of our special healthcare regulatory counsel, we implemented a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. We have appointed a compliance officer who is charged with implementing and supervising our compliance program, which includes the adoption of (i) "Standards of Conduct" for our employees and affiliates and (ii) an "Ethics Process" that specifies how employees, affiliates and others may report regulatory or ethical concerns to our compliance officer. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services. An important part of our compliance program consists of conducting periodic audits of various aspects of our operations and that of the contracted radiology practices. We also conduct mandatory educational programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program.

     Insurance Laws and Regulation. Certain states have enacted statutes or adopted regulations affecting risk assumption in the healthcare industry, including statutes and regulations that subject any physician or physician network engaged in risk-based managed care contracting to applicable insurance laws and regulations. These laws and regulations may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to us and the contracted radiology practices and limit our ability to enter into capitated or other risk-sharing managed care arrangements.

COMPETITION

     The market for diagnostic imaging services is competitive. We compete principally on the basis of our reputation, our ability to offer multiple modalities, our conveniently located centers and our cost-effective, high-quality diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and certain other independent organizations that own and operate imaging equipment. Our major national competitors include Alliance Imaging, Inc., HEALTHSOUTH Corporation, InSight Health Services Corp., Medical Resources, Inc., Syncor International Corporation and U.S. Diagnostic, Inc. Some of our local or national competitors that provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment.

     In addition, in the past some non-radiologist physician practices have refrained from establishing their own diagnostic imaging centers because of the federal physician self-referral legislation. Final regulations issued in January 2001 clarify certain of the exceptions to the physician self-referral legislation, which may create opportunities for and encourage some physician practices to establish their own diagnostic imaging centers within their group practices, which may compete with us.

     Each of the contracted radiology practices under our comprehensive services model has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two years within defined geographic regions after they cease to be owners or employees, as applicable. In most states, a covenant not to compete will be enforced only:

     - to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

     - if it does not unreasonably restrain the party against whom enforcement is sought; and

     - if it is not contrary to public interest.

     Enforceability of a non-compete covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether, or to what extent, a court will enforce the contracted radiology practices' covenants. The inability of the contracted radiology practices or us to enforce radiologists' non-compete covenants could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

     We may not be able to compete effectively for the acquisition of diagnostic imaging centers, joint venture opportunities or other outsourcing relationships. Our competitors may have better established operating histories and greater resources than we do. Competitors may make it more difficult to complete acquisitions or joint ventures on terms beneficial to us.

CORPORATE LIABILITY AND INSURANCE

     We may be subject to professional liability claims including, without limitation, for improper use or malfunction of our diagnostic imaging equipment. We maintain insurance policies with coverages that we believe are appropriate in light of the risks attendant to our business and consistent with industry practice. We also require the contracted radiology practices to maintain sufficient professional liability insurance consistent with industry practice. However, adequate liability insurance may not be available to us and the contracted radiology practices in the future at acceptable costs or at all.

     Providing medical services entails the risk of professional malpractice and other similar claims. The physicians employed by the contracted radiology practices are from time to time subject to malpractice claims. We structure our relationships with the practices under our agreements with them in a manner that we believe does not constitute the practice of medicine by us or subject us to professional malpractice claims for acts or omissions of physicians in the contracted radiology practices. Nevertheless, claims, suits or complaints relating to services provided by the contracted radiology practices may be asserted against us in the future, including malpractice.

     Any claim made against us not fully covered by insurance could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance. In addition, claims might adversely affect our business or reputation.

     The contracted radiology practices maintain professional liability insurance coverage primarily on a claims made basis. This insurance provides coverage for claims asserted when the policy is in effect, regardless of when the events that caused the claim occurred. The contracted radiology practices are required by the terms of the service agreements to maintain medical malpractice liability insurance consistent with minimum limits mandated in their hospital contracts or by applicable state law.

     We maintain general liability and umbrella coverage in commercially reasonable amounts. Additionally, we maintain workers' compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state's specific requirements.

     In 1997, a law became effective in the State of Texas that permits injured patients to sue health insurance carriers, HMOs and other managed care entities for medical malpractice. This law could increase the cost of liability insurance to us for services provided in Texas or any other states in which we do business if similar legislation is adopted in those states.

     We have assumed and succeeded to substantially all of the obligations of some of the operations that we have acquired. Therefore, claims may be asserted against us for events that occurred prior to our acquiring these acquisitions. In connection with our acquisitions, the sellers of the operations that we have acquired have agreed to indemnify us for certain claims. However, we may not be able to collect payment under these indemnity agreements which could affect us adversely.

EMPLOYEES

     As of December 31, 2001, we had approximately 2,600 employees, approximately 70 of whom are employed at our headquarters and regional offices and the remainder of whom are employed at our diagnostic imaging centers and regional administrative operations. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES.

     Radiologix's corporate headquarters are located at 3600 JP Morgan Chase Tower, 2200 Ross Avenue, Dallas, Texas 75201-2776, in approximately 26,000 square feet occupied under a lease, which expires on August 31, 2011.

ITEM 3. LEGAL PROCEEDINGS.

     We are not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us. All of our current litigation is (i) expected to be covered by liability insurance or (ii) not expected to adversely affect our business. Some risk exists, however, that we could subsequently be named as a defendant in additional lawsuits or that pending litigation could adversely affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Radiologix did not submit any matters to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Radiologix's common stock is listed and has traded on the American Stock Exchange since May 10, 2000 under the symbol "RGX." Prior to May 10, 2000, Radiologix's common stock was traded on the NASDAQ National Market System under the symbol "RDLX." The following table sets forth the high and low bid prices per share of the common stock for the years ended December 31, 2000 and 2001 as reported by NASDAQ prior to May 10, 2000 and the American Stock Exchange thereafter, for the periods indicated below:

                                                              HIGH       LOW
                                                              ----       ---
2000
First Quarter...............................................  $ 6 5/8    $3 1/8
Second Quarter..............................................    5         3 1/4
Third Quarter...............................................    6 3/8     3 7/16
Fourth Quarter..............................................    7 1/16    3 5/8
2001
First Quarter...............................................    5 7/20    3 3/10
Second Quarter..............................................    4 7/10    2 3/4
Third Quarter...............................................    6 39/50   2 3/4
Fourth Quarter..............................................   10 1/4     5 43/50

     As of the close of business on March 22, 2002, the last reported sales price per share of Radiologix's common stock was $11.92 and approximately 104 shareholders owned the common stock of record. This number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include the banks, brokerage houses and clearing companies.

     No cash dividends have been paid on Radiologix's common stock since the organization of Radiologix and Radiologix does not anticipate paying dividends in the foreseeable future. Radiologix currently intends to retain earnings for future growth and expansion opportunities.

     The Company has a $24.2 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. At August 1, 2001, the convertible junior subordinated note was convertible into Radiologix's common stock at the price of $7.52 per share. If by August 1, 2002 or August 1, 2003 the closing price of Radiologix's common stock has not exceeded $7.52 for 45 of the 60 days of the determination period, the interest rate will be increased to 8.25% and 8.5%, respectively. DB Capital Partners SBIC, L.P. purchased the subordinated note in August 1999 in a private transaction. Proceeds from the sale were used to acquire Questar.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated historical financial data is derived from Radiologix's consolidated financial statements for the periods indicated and, as such, reflects the impact of acquired entities from the effective dates of such transactions. The information in the table and its notes should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with Radiologix's consolidated financial statements and their notes included elsewhere in this report.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1997       1998       1999       2000       2001
                                           -------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
SERVICE FEE REVENUE......................  $ 9,545   $149,327   $199,700   $246,687   $276,650
COSTS AND EXPENSES:
  Salaries and benefits..................    2,922     42,227     52,826     66,567     75,667
  Field supplies.........................    1,036      8,865     11,630     13,265     16,514
  Field rent and lease expense...........      852     11,532     18,444     30,191     34,378
  Other field expenses...................    1,557     25,311     32,278     45,871(a)   47,339
  Bad debt expense.......................      862     13,723     18,838     34,389(b)   25,682
  Merger related costs...................       --         --         --      1,772      1,000
  Supplemental incentive compensation....       --         --         --         --        615
  Corporate general and administrative...    4,910      9,597     11,192     10,571     13,855
  Depreciation and amortization..........      888     12,178     18,403     22,118     23,504
  Interest expense, net..................      617      7,541     12,357     18,036     15,540
                                           -------   --------   --------   --------   --------
          Total costs and expenses.......   13,644    130,974    175,968    242,780    254,094
                                           -------   --------   --------   --------   --------
Income (loss) before equity in earnings
  of investments, non-operating income,
  minority interests in consolidated
  subsidiaries, taxes and extraordinary
  loss...................................   (4,099)    18,353     23,732      3,907     22,556
  Equity in earnings of investments......      220      4,339      3,581      4,274      5,017
  Non-operating income...................       --         --         --         --      1,300
  Minority interests in consolidated
     subsidiaries........................      (49)      (710)      (910)      (948)    (1,092)
                                           -------   --------   --------   --------   --------
Income (loss) before taxes and
  extraordinary loss.....................   (3,928)    21,982     26,403      7,233     27,781
  Income tax expense.....................       --      6,499     10,346      2,900     11,112
                                           -------   --------   --------   --------   --------
Income (loss) before extraordinary
  loss...................................   (3,928)    15,483     16,057      4,333     16,669
Extraordinary loss on early
  extinguishment of debt, net of tax.....       --         --         --         --     (2,838)
                                           -------   --------   --------   --------   --------
Net income (loss)........................  $(3,928)  $ 15,483   $ 16,057   $  4,333   $ 13,831
                                           =======   ========   ========   ========   ========
Earnings Per Share:
  Basic
  Income (loss) before extraordinary
     loss................................  $ (1.13)  $   0.83   $   0.83   $   0.22   $   0.85
  Income (loss) after extraordinary
     loss................................  $ (1.13)  $   0.83   $   0.83   $   0.22   $   0.71
  Diluted
  Income (loss) before extraordinary
     loss................................  $ (1.13)  $   0.80   $   0.80   $   0.22   $   0.78
  Income (loss) after extraordinary
     loss................................  $ (1.13)  $   0.80   $   0.80   $   0.22   $   0.66

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance Sheet Data:
  Working capital...........................................  $ 25,181   $ 36,682   $ 55,214
  Total assets..............................................   244,840    268,636    284,725
  Long-term debt and capital lease obligations..............   164,840    175,836    172,947
  Convertible notes.........................................    20,000     20,000     24,205
  Stockholders' equity......................................    25,375     29,719     44,476

---------------

(a) Other field expenses for the year ended December 31, 2000 includes a $3.7 million charge for the write-off in the fourth quarter of 2000 of a note receivable. See Note 2 to consolidated financial statements.

(b) Bad debt expense for the year ended December 31, 2000 includes a $13.3 million charge recorded in the fourth quarter of 2000. See Note 2 to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (or
MRI), computed tomography (or CT), positron emission tomography (or PET), nuclear medicine, ultrasound, mammography, bone densitometry (or DEXA), general radiography (or X-ray) and fluoroscopy. For the year ended December 31, 2001, we derived 78% of our service fee revenue from the ownership, management and operation of our radiology and imaging center network and 22% of our service fee revenue from the administrative, management and information services provided to contracted radiology practices. As of December 31, 2001, we owned, operated or maintained an ownership interest in imaging equipment at 120 locations and provided management services to ten radiology practices. As of December 31, 2001, our imaging centers are located in 18 states, with concentrated geographic coverage in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia.

     We focus on providing quality patient care and service to ensure patient and referring physician satisfaction. Our development of comprehensive radiology networks permits us to invest in technologically advanced imaging equipment, including MRI, open MRI, spiral CT and PET. Our consolidation of diagnostic imaging centers into coordinated networks improves response time, increases overall patient accessibility, permits us to standardize certain customer relations procedures and permits us to develop "best practices" for our diagnostic imaging centers. We seek the input and participation of the contracted radiology practices to which we provide administrative, management and information services to develop best practices and to improve productivity and the quality of services. By focusing on further improving and, where appropriate, standardizing the operations of our diagnostic imaging centers, we believe that we can increase patient and referring physician satisfaction, which should lead to increased referrals and increased utilization of our diagnostic imaging centers.

     We contract with radiology practices to provide professional services, including the supervision and interpretation of diagnostic imaging procedures performed in our diagnostic imaging centers. We believe that we do not engage in the practice of medicine nor do we employ physicians. The radiology practices maintain full control over the provision of professional radiological services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth; and a willingness to embrace our strategy for the delivery of diagnostic imaging services.

     Payment for diagnostic imaging services comes primarily from commercial third-party payors (62%), governmental payors (28% including Medicare and Medicaid) and private and other payors (10%). In

August 2000, Medicare made significant changes in the reimbursement methodology for hospital outpatient services. We believe that we will have opportunities to increase the use of our diagnostic imaging services through additional joint venture or outsourcing arrangements with hospitals, in part because such federal healthcare regulatory changes favor outpatient centers that are managed or owned in joint venture or outsourcing arrangements with third parties. As of January 2002, Medicare has decreased reimbursement rates for physician and outpatient services, including diagnostic imaging services. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. For the year ended December 31, 2001, approximately 9% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements.

     Our service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams: (1) a negotiated percentage (typically 20% to 30%) of the adjusted professional revenues as defined in the service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, we have negotiated a base service fee, which is equal to the estimated fair market value of the services provided under the service agreements and which is renegotiated each year to equal the fair market value of the services provided under the service agreements. The fixed fee structure results in us receiving substantially the same amount of service fee as we would have received under a negotiated percentage fee structure. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the contracted radiology practices' revenue. Revenues of our subsidiary, Questar Imaging, Inc. of Tampa, Florida ("Questar") are primarily derived from technical revenues generated from those imaging centers.

RESULTS OF OPERATIONS

     We report the results of our operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western regions. In addition, we report separately the results of our operations of the imaging centers of our subsidiary, Questar. Our operations in each of the four designated regions are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with our diagnostic imaging centers and to hospitals and radiology practices with which we operate joint ventures. Our services leverage our existing infrastructure and improve radiology practice or joint venture profitability, efficiency and effectiveness. We have divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but do not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are treated as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with each of the contracted radiology practices in the four designated regions. In addition, any imaging centers of Questar that are in the same market as the operations of the contracted radiology practices in the four designated regions are not included in the service agreements of the contracted radiology practices.

     The operating margin in 2001 for each of the four regions and Questar was impacted by a change in the estimation of contractual allowances of the billed charges. Generally, the change in the estimation of contractual allowances increased the contractual allowance which decreased the revenue of the contracted radiology practices and diagnostic imaging centers recognized and therefore, the service fee recognized and the operating margin. The operating margin for the Mid-Atlantic region of 32% and 31% for the twelve months ended December 31, 2000 and 2001, respectively, remained relatively constant. The operating margin of the Northeastern region decreased from 30% for the twelve months ended December 31, 2000 to 26% in 2001. The decline in the operating margin between periods is primarily the result of a decrease in the fixed fee recognized at one of the New York practices. The operating margin for the Central region of

35% and 34% for the twelve months ended December 31, 2000 and 2001, respectively, remained relatively constant. The operating margin for the Western region of 24% and 26% for the twelve months ended December 31, 2000 and 2001, respectively, also remained relatively constant. The operating margin for Questar of 23% and 17% for the twelve months ended December 31, 2000 and 2001, respectively, decreased. The significant decrease in the operating margin was a direct result of the change in the estimation of contractual allowances for billed charges and also due to additional costs, such as maintenance agreements put in place, associated with operating the facilities. These operating margins as discussed exclude the buyout of operating leases for $13.9 million in the fourth quarter of 2001 and charges in the fourth quarter of 2000 of $13.3 million for the provision of uncollectible accounts receivable and a $3.7 million charge for the write-off of a note receivable due from one of our contracted radiology practices.

     On August 1, 1999, Radiologix acquired all the outstanding stock of Questar, a private operator of primarily MRI radiology centers. The total 1999 consideration for the transaction was approximately $18.9 million in cash, plus the assumption of $16.8 million in liabilities. The total consideration for all other 1999 acquisitions was approximately $6.5 million in cash, 50,264 shares of our common stock valued at $304,000, plus the assumption of $3.2 million in liabilities.

     In March 2000, Radiologix completed an acquisition of an imaging center in Osceola, Florida for total consideration of approximately $2.7 million. During 2000, we continued to complete the development of imaging centers of Questar for total consideration of approximately $5.9 million. Total consideration paid for all other acquisitions and affiliations in 2000 was approximately $1.5 million.

     In November 2001, Radiologix completed the acquisition of an imaging center in Laurel, Maryland for total consideration of $906,000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  SERVICE FEE REVENUE

     Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established charges and reduced by contractual allowances and estimated bad debts. We use historical collection experience in estimating contractual allowances and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known. Service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices. The amounts retained by contracted radiology practices represents amounts paid to the physicians pursuant to the service agreements between us and the contracted radiology practices. Under the service agreements, we provide each contracted radiology practice with the facilities and equipment used in its medical practice, assume responsibility for managing the operations of the practice, and employ substantially all of the non-physician personnel utilized by the contracted radiology practice. Although we assist in negotiating managed care contracts for the contracted radiology practices, we assume no risk under these arrangements.

     The following table sets forth the amounts of revenue from the contracted radiology practices and diagnostic imaging centers and the amounts retained by contracted radiology practices (in thousands):

                                                         1999       2000       2001
                                                       --------   --------   --------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual
  allowances.........................................  $286,824   $344,887   $383,527
Less: amounts retained by contracted radiology
  practices..........................................   (87,124)   (98,200)  (106,877)
                                                       --------   --------   --------
Service fee revenue, as reported.....................  $199,700   $246,687   $276,650
                                                       ========   ========   ========

     Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, increased $38.6 million, from $344.9 million in 2000 to $383.5 million in 2001. This increase was primarily due to increased procedure volume, a shift in the mix to "high-end" procedures and the addition of new reading contracts and agreements with managed care organizations. The increase in volume growth was primarily attributable to a 14.8% increase in magnetic resonance imaging ("MRI") procedures and a 13.6% increase in computed tomography ("CT") procedures provided in imaging centers. Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances in 2001, was impacted by a change in the estimation of contractual allowances of the billed charges. Generally, the change in the estimation of contractual allowances increased the contractual allowance which decreased the revenue of the contracted radiology practices and diagnostic imaging centers and therefore the service fee recognized. Amounts retained by contracted radiology practices increased from $98.2 million in 2000 to $106.9 million in 2001. This increase is directly attributable to the growth in revenue from contracted radiology practices and diagnostic imaging centers and the higher profitability of the contracted radiology practices and diagnostic imaging centers. The increase in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances offset by the increase in amounts retained by contracted radiology practices, resulted in service fee revenue increasing $30 million, from $246.7 million in 2000 to $276.7 million, in 2001.

  COSTS AND EXPENSES

     The comparison between periods for costs and expenses discussed below as a percentage of service fee revenue is impacted in 2001 by the change in the estimation of contractual allowances of the billed charges. The change in the estimation of contractual allowances increased the contractual allowance, which decreased the revenue of the contracted radiology practices and diagnostic imaging centers and service fee recognized. As a result of this change, costs and expenses as a percentage of service fee revenue will be at a higher stated value in 2001 when compared to 2000.

  SALARIES AND BENEFITS

     Salaries and benefits increased $9.1 million, from $66.6 million in 2000 to $75.7 million in 2001. As a percentage of service fee revenue, these costs were 27.0% and 27.4% in 2000 and 2001, respectively.

  FIELD SUPPLIES

     Field supplies increased $3.2 million, from $13.3 million in 2000 to $16.5 million in 2001. As a percentage of service fee revenue, these costs were 5.4% and 6.0% in 2000 and 2001, respectively. The increase in supplies is primarily attributable to an increase in volume of speciality procedures. These procedures require supplies at higher unit cost than typically required for other types of procedures.

  FIELD RENT AND LEASE EXPENSE

     Field rent and lease expense increased $4.2 million, from $30.2 million in 2000 to $34.4 million in 2001. As a percentage of service fee revenue, these costs were 12.2% and 12.4% in 2000 and 2001, respectively. The increase in these costs is primarily attributable to additional equipment operating leases entered into subsequent to fiscal 2000.

  OTHER FIELD EXPENSES

     Other field expenses increased $1.5 million, from $45.9 million in 2000 to $47.4 million in 2001. As a percentage of service fee revenue, these costs were 18.6% and 17.1% in 2000 and 2001, respectively. During the fourth quarter of 2000, $3.7 million was recognized for the write-off of a note receivable. The note receivable was due from one of the contracted radiology practices and was determined in the fourth quarter to no longer be collectible. As a result of the write-off, we have adjusted this contracted radiology group's incentive technical bonus potential.

  BAD DEBT EXPENSE

     Bad debt expense decreased $8.7 million, from $34.4 million in 2000 to $25.7 million in 2001. As a percentage of service fee revenue, these costs were 13.9% and 9.3% in 2000 and 2001, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt expense should be compared for 2000 and 2001 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, bad debt expense was 10.0% and 6.7% in 2000 and 2001, respectively. This decrease was primarily due to a $13.3 million charge recorded in the fourth quarter of 2000 for the provision of uncollectible accounts. During the fourth quarter of 2000, we performed an extensive review of our accounts receivable and collection experience utilizing reports and analyses not previously available. Based on this review, we believed that the estimation process of determining contractual allowances for billed charges needed to be revised and that a portion of our accounts receivable was no longer collectible. This review allowed us to better analyze old accounts receivable, however it did not indicate what our historical collection rates would have been if the newly implemented collection policies and procedures had been in place. Accordingly, the adjustment for an increase in the provision for uncollectible accounts was recognized as a bad debt expense as opposed to an increase in contractual allowances. We recognized the $13.3 million charge in the fourth quarter as a change in accounting estimate when the information became known.

  MERGER RELATED COSTS

     During the third quarter of 2001, we recorded $1 million in merger related costs. The charge was our share of transaction costs incurred by Saunders Karp & Megrue, L.P. and its affiliates in connection with the proposed merger between Radiologix and SKM-RD Acquisition Corp. The proposed merger was terminated in April 2001. In the fourth quarter of 2000, we also incurred a $1.8 million charge for the write-off of transaction costs incurred in connection with the proposed merger with SKM.

  SUPPLEMENTAL INCENTIVE COMPENSATION

     In the fourth quarter of 2001, upon the successful completion of a $160 million senior notes offering, we incurred $615,000 in supplemental incentive compensation.

  CORPORATE GENERAL AND ADMINISTRATIVE

     Corporate general and administrative expenses increased $3.3 million, from $10.6 million in 2000 to $13.9 million in 2001. As a percentage of service fee revenue, these costs were 4.3% and 5.0% in 2000 and 2001, respectively. The increase in these costs is primarily due to the further development of our infrastructure at the corporate office, including additional employees and associated employee benefits and incentive compensation.

  NON-OPERATING INCOME

     Non-operating income of $1.3 million was recognized in the fourth quarter of 2001 as partial consideration for early termination of management services provided at certain imaging sites not owned or operated by the Company.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased $1.4 million, from $22.1 million in 2000 to $23.5 million in 2001. We have continued to buy new equipment to replace older equipment resulting in increased depreciation expense. As a percentage of service fee revenue, these costs were 9.0% and 8.5% in 2000 and 2001, respectively.

  INTEREST EXPENSE, NET

     Interest expense, net, decreased $2.5 million, from $18 million in 2000 to $15.5 million in 2001. The decrease in interest expense in 2001 from 2000 was due to lower interest rates and the pay-down of outstanding debt during 2001.

  INCOME TAX EXPENSE

     Income tax expense of $2.9 million in 2000 and $11.1 million in 2001 remained constant at a 40% effective tax rate.

  EXTRAORDINARY LOSS

     In the fourth quarter of 2001, we incurred a charge of $4.7 million ($2.8 million, after tax) as an extraordinary loss for the early extinguishment of debt in relation to terminating our senior credit facility with the proceeds from our senior notes issuance in December 2001.

  NET INCOME

     Net income increased from $4.3 million in 2000 to $13.8 million in 2001. Net income as a percentage of service fee revenue was 5% in 2001, which increased from 1.8% in 2000. Included in net income for 2001 are $780,000 of after tax non-operating income offset by $600,000 after tax expense related to merger costs and $369,000 after tax expense for supplemental incentive compensation related to our senior notes offering. In addition, net income for 2001 included an extraordinary loss of $2.8 million after tax. Included in net income for 2000 is an $8 million after tax charge for the provision of uncollectible accounts, $2.2 million after tax write-off of a note receivable and $1.1 million after tax expense related to merger costs.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 2000

  SERVICE FEE REVENUE

     Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, increased $58.1 million from $286.8 million in 1999 to $344.9 million in 2000. Service fee revenue increased $47 million, to $246.7 million in 2000 from $199.7 million in 1999. Of the increase from 1999 to 2000, $17.6 million resulted from a 9.3% increase in revenues from same store facilities. Same store facilities are facilities that were owned and operated by us during the twelve months ended December 31, 1999 and 2000. This increase was primarily due to increased procedure volume, a shift in the mix to "high-end" procedures and the addition of new reading contracts and agreements with managed care organizations. Of the remaining increase from 1999 to 2000, $24.2 million resulted from facilities acquired and developed in 1999 and 2000, and $5.2 million resulted from "tuck-in" acquisitions of imaging centers during the period.

  SALARIES AND BENEFITS

     Salaries and benefits increased $13.8 million, from $52.8 million in 1999 to $66.6 million in 2000. Of the increase from 1999 to 2000, $7.8 million resulted from a same store facilities increase of 15.4%. An increase of $4.8 million resulted from facilities acquired and developed in 1999 and 2000, and the remaining $1.2 million increase resulted from "tuck-in" acquisitions of imaging centers during 2000. As a percentage of service fee revenue, these costs were 26.5% and 27.0% in 1999 and 2000, respectively.

  FIELD SUPPLIES

     Field supplies increased $1.7 million, from $11.6 million in 1999 to $13.3 million in 2000. Of the increase from 1999 to 2000, $451,000 resulted from a same store facilities increase of 4.1%. An increase of $780,000 resulted from facilities acquired and developed in 2000, and the remaining $404,000 resulted from "tuck-in" acquisitions of imaging centers during the period. As a percentage of service fee revenue, these costs were 5.8% and 5.4% in 1999 and 2000, respectively.

  FIELD RENT AND LEASE EXPENSE

     Field rent and lease expense increased $11.8 million, from $18.4 million in 1999 to $30.2 million in 2000. Of the increase from 1999 to 2000, $4.9 million resulted from a same store facilities increase of 30.1%. The increase is primarily the result of the additional equipment leases entered into during the year and at December 1999. An increase of $5.6 million resulted from facilities acquired and developed in 2000, and the remaining $1.3 million resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 9.2% and 12.2% in 1999 and 2000, respectively.

  OTHER FIELD EXPENSES

     Other field expenses increased $13.6 million, from $32.3 million in 1999 to $45.9 million in 2000. Of the increase from 1999 to 2000, $8.6 million resulted from existing facilities representing a 28.7% same store increase. An increase of $4.1 million resulted from facilities acquired and developed in 1999 and 2000, and $898,000 resulted from "tuck-in" acquisitions of imaging centers in 1999 and 2000. As a percentage of service fee revenue, these costs were 18.6% and 16.2% in 2000 and 1999, respectively. Other field expenses include a $3.7 million write-off of a note receivable during the fourth quarter of 2000. The note receivable was due from one of the contracted radiology practices and was determined to no longer be collectible. As a result of the write-off, we have adjusted this contracted radiology group's incentive technical bonus potential. In addition, other field expenses include repairs and maintenance, service contracts, utilities and communication costs.

  BAD DEBT EXPENSE

     Bad debt expense increased $15.6 million, from $18.8 million in 1999 to $34.4 million in 2000. As a percentage of service fee revenue, these costs were 13.9% and 9.4% in 2000 and 1999, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt expense should be compared for 2000 and 2001 as a percentage of the revenue of the contracted radiology practice rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practice and diagnostic imaging centers, bad debt expense was 6.6% and 10.0% in 1999 and 2000, respectively. This increase was primarily due to a $13.3 million charge recorded in the fourth quarter of 2000 for the provision of uncollectible accounts. During the fourth quarter of 2000, we performed an extensive review of our accounts receivable and collection experience utilizing reports and analyses not previously available. Based on this review, we believed that the estimation process of determining contractual allowances for billed charges needed to be revised and that a portion of our accounts receivable was no longer collectible. The review allowed us to better analyze old accounts receivable, however it did not indicate what our historical collection rates would have been if newly implemented collection policies and procedures had been in place. Accordingly, the adjustment for an increase in the provision for uncollectible accounts was recognized as a bad debt expense as opposed to an increase in contractual allowances. We recognized the $13.3 million charge in the fourth quarter as a change in accounting estimate when the information became known.

  MERGER RELATED COSTS

     During the fourth quarter of 2000, we incurred a $1.8 million charge for the write-off of transaction costs incurred in connection with the proposed merger with SKM.

  CORPORATE GENERAL AND ADMINISTRATIVE

     Corporate general and administrative expenses decreased $600,000, from $11.2 million in 1999 to $10.6 million in 2000. As a percentage of service fee revenue, these costs were 5.6% and 4.3% in 1999 and 2000, respectively.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased $3.7 million, from $18.4 million in 1999 to $22.1 million in 2000. This increase was principally due to amortization of intangible assets resulting from our acquisition of additional facilities and practices. In addition, we have continued to buy new equipment to replace older equipment, and this upgrade of equipment resulted in increased depreciation expense. As a percentage of service fee revenue, these costs were 9.2% and 9.0% in 1999 and 2000, respectively.

  INTEREST EXPENSE, NET

     Interest expense, net, increased $5.7 million, from $12.3 million in 1999 to $18 million in 2000. As a percentage of service fee revenue, these costs were 6.2% and 7.3% in 1999 and 2000, respectively. The percentage increase is a result of our acquisitions throughout 1999, an increase in days sales outstanding in accounts receivable and the issuance of $20 million of convertible notes in August 1999 (see Note 5 to consolidated financial statements) to fund the Questar transaction, all of which resulted in us carrying higher debt levels.

  INCOME TAX EXPENSE

     The Company's effective tax rate for 2000 increased to 40.0% from 39.2% in 1999. The increase is primarily due to the non-deductible amortization of goodwill and a shift in state income taxes based on the Company's recent expansions.

  NET INCOME

     Net income decreased from $16.1 million in 1999 to $4.3 million in 2000. Net income as a percentage of revenue was 1.8% in 2000 compared to 8% in 1999. Included in net income for 2000, is a $8 million after tax charge for the provision of uncollectible accounts, $2.2 million after tax write-off of a note receivable and $1.1 million after tax expense related to merger costs.

SUMMARY OF OPERATIONS BY QUARTER

     The following table presents unaudited quarterly operating results for each of Radiologix's last eight fiscal quarters. Radiologix believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                 2000 QUARTER Ended                            2001 QUARTER ENDED
                                      -----------------------------------------   --------------------------------------------
                                       MAR.      JUNE      SEPT.        DEC.       MAR.      JUNE        SEPT.         DEC.
                                        31        30         30        31(a)        31        30         30(b)        31(c)
                                      -------   -------   --------   ----------   -------   -------   -----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:
  Service fee revenue...............  $59,251   $61,783   $62,487     $ 63,166    $65,911   $68,236     $69,175      $73,328
  Income (loss) before income taxes
    and extraordinary loss..........   6,784     7,308      7,064      (13,923)    5,830     6,586        6,305        9,060
  Extraordinary loss................      --        --         --           --        --        --           --       (2,838)
  Net income (loss).................  $4,070    $4,385    $ 4,246     $ (8,368)   $3,498    $3,952      $ 3,782      $ 2,599
  Income (loss) per share before
    extraordinary loss
    Basic...........................  $ 0.21    $ 0.22    $  0.22     $  (0.43)   $ 0.18    $ 0.20      $  0.19      $  0.28
    Diluted.........................  $ 0.20    $ 0.21    $  0.20     $  (0.43)   $ 0.17    $ 0.19      $  0.18      $  0.24
  Net Income (Loss) Per Share:
    Basic...........................  $ 0.21    $ 0.22    $  0.22     $  (0.43)   $ 0.18    $ 0.20      $  0.19      $  0.13
    Diluted.........................  $ 0.20    $ 0.21    $  0.20     $  (0.43)   $ 0.17    $ 0.19      $  0.18      $  0.12
  Weighted Average Shares
    outstanding:
    Basic...........................  19,463    19,502     19,506       19,507    19,507    19,507       19,578       19,643
    Diluted.........................  22,084    22,067     22,143       19,507    22,171    22,047       22,817       23,584

---------------

(a) Net loss for the quarter ended December 31, 2000 includes a $13.3 million charge for the provision of uncollectible accounts, $3.7 million charge for the write-off of a note receivable and a $1.8 million charge for transaction related costs. See Note 2 to consolidated financial statements.

(b) Net income for the quarter ended September 30, 2001 includes $1 million in merger related costs. See Note 11 to consolidated financial statements.

(c) Net income for the quarter ended December 31, 2001 includes $615,000 in supplemental incentive compensation in connection with our senior notes offering and $1.3 million of non-operating income as partial consideration for early termination of management services provided at certain imaging sites not owned or operated by Radiologix. In addition, net income for the quarter ended December 31, 2001 includes a $4.7 million ($2.8 million net of tax) extraordinary charge for the early extinguishment of debt. See Notes 5 and 11 to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity for the year ended December 31, 2001 was derived principally from net cash proceeds from operating activities, as well as borrowings under our credit facility and senior notes. As of December 31, 2001, we had net working capital of $55.2 million, including cash and cash equivalents of $10.8 million. We had current liabilities of $40.4 million, including current maturities of $5.5 million. For the year ended December 31, 2001, we generated $41 million in net operating cash flow, invested $19.1 million and used cash of $14.8 million in financing activities.

     Net cash from operating activities for the year ended December 31, 2001 increased $27.7 million, from $13.3 million in 2000 to $41 million in 2001. The increase in cash from operating activities is primarily due to improved collections of accounts receivable which resulted in a decrease in accounts receivable days outstanding from 76 days at December 31, 2000 to 69 days at December 31, 2001, as well as the implementation of certain cash management strategies. In addition, cash paid for income taxes was only $7.5 million in 2001 compared to $11.5 million in 2000. For the year ended December 31, 1999, net cash used in operating activities was $1.5 million. For the year ended December 31, 1999, cash used of $14.7 million for other receivables and other assets included a $4.2 million income tax receivable, a

$3.8 million note due from an affiliated joint venture and a $4 million note receivable due from a contracted radiology practice.

     Net cash used in investing activities for the years ended December 31, 1999, 2000, and 2001 was $45 million, $23.1 million, and $19.1 million, respectively. Purchases of property and equipment during the years ended December 31, 1999, 2000 and 2001 were $31.5 million, $14 million, and $7.2 million, respectively. In addition, for the year ended December 2001, $13.9 million was used to buy out certain operating leases of equipment. Proceeds from the sale of equipment during the year ended December 31, 1999 were $10 million. For the years ended December 31, 1999, 2000 and 2001, we paid $25.4 million, $10.1 million, and $906,000, respectively, for acquisitions and affiliations. In August 1999, we acquired all the outstanding stock of Questar, a private operator of primarily MRI radiology centers. The total consideration for the transaction was $18.9 million in cash, plus the assumption of $16.8 million in liabilities. The total consideration for all other 1999 acquisitions and affiliations was approximately $6.5 million in cash, 50,264 shares of Radiologix's common stock valued at approximately $304,000, plus the assumption of $3.2 million in liabilities. In March 2000, we completed an acquisition of an imaging center in Osceola, Florida for total consideration of approximately $2.7 million. During 2000, we continued to complete the development of imaging centers of Questar for total consideration of approximately $5.9 million. Total consideration paid for all other acquisitions and affiliations were approximately $1.5 million. In November 2001, we completed the acquisition of an imaging center in Laurel, Maryland for total consideration of $906,000.

     Net cash flows from financing activities for the years ended December 31, 1999 and 2000 were $44.2 million and $9.1 million, respectively. Net cash used in financing activities for the year ended December 31, 2001 was $14.8 million. Borrowings of long-term debt for the years ended December 31, 1999, 2000 and 2001 were used to enter into contractual arrangements with radiology practices and the acquisition of Questar, for purchases of equipment and capital improvements, as well as for working capital needs. At December 31, 2001, we had outstanding borrowings of $160 million under our senior notes, $24.2 million outstanding under our convertible debt obligations and an additional $13 million in other debt obligations.

     On March 30, 2001, we amended our $160 million senior credit facility with our existing banks. Under the terms of the amended senior credit facility, borrowings consisted of a $100 million term loan and a $60 million revolving credit facility, including a $5 million swing line facility. Under the amendment, we made $4 million of scheduled principal installments on June 29, 2001 and September 28, 2001. Scheduled principal installments for the fiscal year ended 2001 had been reduced from $48 million under the prior agreement to $12 million under the new amendment. Each of the facilities would terminate on November 26, 2003. The interest rate was (i) an adjusted LIBOR rate, plus an applicable margin which could vary from 3.0% to 4.0% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which could vary from 2.0% to 3.0%. In each case, the applicable margin varied based on financial ratios maintained by us. The senior credit facility included certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the senior credit facility were secured by all service agreements to which we were a party, a pledge of the stock of our subsidiaries and all of our assets.

     In December 2001, we terminated our senior credit facility with proceeds from a $160 million senior notes ("Senior Notes") issuance, due December 15, 2008. In connection with the redemption, we recorded an extraordinary loss from the early extinguishment of our senior credit facility debt in the amount of $4.7 million, $2.8 million after tax. The Senior Notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. The Senior Notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The Senior Notes are unsecured obligations which rank senior in right of payment to all of our subordinated indebtedness and equal in right of payment with all other senior indebtedness. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries.

     In addition to the Senior Notes issuance in December 2001, we entered into a credit facility whereby we can borrow up to $35 million. At December 31, 2001, no borrowings were outstanding under the credit facility. Under the credit facility the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin, which can vary from 3.0% to 3.5%, or (ii) the prime rate, plus an applicable margin, which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by us. The credit facility includes certain restrictive covenants, including prohibitions on the payment of dividends, limitations or capital expenditures and the maintenance of certain financial ratios (including minimum fixed charge to coverage ratio and maximum leverage ratio, as defined). Borrowings under the credit facility are secured by all service agreements to which we are a party, a pledge of the stock of our subsidiaries and all of our assets.

     The contractual obligations of long-term debt, including capital lease obligations and noncancellable operating leases are as follows (in millions):

                                                             PAYMENTS DUE BY PERIOD
                                                       -----------------------------------
                                                       LESS THAN    1-3     4-5    AFTER 5
                                              TOTAL     1 YEAR     YEARS   YEARS    YEARS
                                              ------   ---------   -----   -----   -------
Long term debt..............................  $184.2     $  --     $  --   $ --    $184.2
Capital lease obligations...................    13.0       5.5       7.5     --        --
Operating leases............................    59.4      18.1      37.5    3.8        --
                                              ------     -----     -----   ----    ------
          Total contractual cash
            obligations.....................  $256.6     $23.6     $45.0   $3.8    $184.2
                                              ======     =====     =====   ====    ======

     On December 30, 1999, we entered into a sale-leaseback transaction in which radiology equipment with a net book value of approximately $10 million was sold for $10 million and leased back for five years. The operating lease bears interest at 9.96%, and equal monthly payments began in July 2000. In December 2001, Radiologix repurchased some of this equipment and other equipment previously held under operating leases for approximately $13.9 million. Future minimum lease payments under these operating leases would have been $3.6 million for years 2002 through 2004 and $2.3 million for 2005.

     We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expense of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. To the extent we are unable to generate sufficient cash from our operations, funds are not available under our senior credit facility or we are unable to structure or obtain operating leases, we may be unable to meet our capital expenditure requirements. Furthermore, we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how they can impact our financial statements. A critical accounting policy is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We identified our most critical accounting policies to be:

     - estimation of contractual allowances and bad debts of accounts receivable; and

     - evaluation of intangible and long-lived asset for impairment.

  CONTRACTUAL ALLOWANCES AND BAD DEBT

     Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practice and diagnostic imaging center based on established charges and reduced by estimated contractual allowances. Service fee revenue is recorded net of estimated contractual allowances and amounts retained by the contracted radiology practices under the terms of the service agreements. We estimate contractual allowances based on the patient mix at each contracted radiology practice and diagnostic imaging center, impact of managed care contract pricing, and historical collection information. We operate 120 imaging centers in 18 different states, each of which has multiple managed care contracts and a differing patient mix. We review monthly the estimated contractual allowance rates for each contracted radiology practice and diagnostic imaging center. The contractual allowance rate is adjusted as changes to the factors discussed above become known. We record bad debt expense based on historical collection rates and our evaluation of each contracted radiology practice and diagnostic imaging center.

  IMPAIRMENT OF INTANGIBLE AND LONG-LIVED ASSETS

     Subsequent to an acquisition, we continually evaluate whether events and circumstances have occurred that indicate the remaining balance of the intangible assets and property and equipment may not be recoverable or that the remaining useful lives may warrant revision. We evaluate the potential impairment of intangibles separately from property and equipment. When factors indicate that intangible assets or property and equipment should be evaluated for possible impairment, we determine whether the intangible assets or property and equipment are recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the related asset. In making this determination, we use an estimate of the related contracted radiology practices' and diagnostic imaging services' undiscounted cash flows over the remaining lives of the intangible assets or the property and equipment and compare it to the contracted radiology practices' and diagnostic imaging centers' intangible assets or property and equipment balances. When an adjustment is required, we evaluate the remaining amortization periods. An impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. We recorded no impairment charges during 1999, 2000 or 2001.

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), became effective for us on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $1.2 million ($749,900 on an after tax basis) for the year ended December 31, 2001. These expense amounts, under SFAS 142, will not be recorded in years after fiscal 2001. We are developing plans to determine fair values of its operations in which goodwill and other indefinite-lived intangibles have been recorded and will assess whether an impairment charge is warranted as of January 1, 2002, or at any other assessment dates. Our service agreements, included in the consolidated balance sheets as intangible assets, net, are not considered to have an indefinite useful life and will continue to be amortized over a useful life of 25 years.

     This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

                           FORWARD-LOOKING STATEMENTS

     Throughout this report we make "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words such as "may," "will," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the headings "Our Company," "Risk Factors," "Capitalization," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "The Diagnostic Imaging Services Industry" and "Business," but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

     SPECIFIC FACTORS THAT MIGHT CAUSE ACTUAL RESULTS TO DIFFER FROM OUR EXPECTATIONS, INCLUDE, BUT ARE NOT LIMITED TO:

     - economic, competitive, demographic, business and other conditions in our markets;

     - a decline in patient referrals;

     - changes in the rates or methods of third-party reimbursement for diagnostic imaging services;

     - the termination of our contracts with radiology practices;

     - the availability of additional capital to fund capital expenditure requirements;

     - burdensome lawsuits against our contracted radiology practices and us;

     - reduced operating margins due to our managed care contracts and capitated fee arrangements;

     - any failure on our part to comply with state and federal anti-kickback and anti-self-referral laws or any other applicable healthcare regulations;

     - our substantial indebtedness, debt service requirements and liquidity constraints;

     - risks related to our senior notes and healthcare securities generally;
       and

     - other factors discussed in the "Risk Factors" section or elsewhere in this report.

     All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

                                  RISK FACTORS

     An investment in our common stock or notes involves a high degree of risk. You should carefully consider the risk factors listed below, as well as the other information included or incorporated in this report, before investing in our common stock or notes.

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

  OUR REVENUE IS DEPENDENT ON REFERRALS.

     We generate most of our revenue from fees charged for the use of our diagnostic imaging equipment at our centers. This revenue depends on referrals from third parties, many of which are made by physicians who have no contractual obligation to refer patients to us. We also generate revenue from service fees that we receive from the contracted radiology practices. If a sufficiently large number of physicians discontinues referring patients to us, our procedure volume could decrease, which would reduce our revenue and operating margins.

     Further, commercial third-party payors have implemented programs to control costs that could limit the ability of physicians to refer patients to us. For example, prepaid healthcare plans, such as health maintenance organizations, in certain instances provide diagnostic imaging services directly and contract directly with providers and require their enrollees to obtain these services from only these providers. Some insurance companies and self-insured employers also limit these services to contracted providers. These "closed panel" systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside of the system's designated panel of providers. We may not be able to compete successfully for managed care contracts against entities with greater resources within a market area.

  CHANGES IN THIRD-PARTY REIMBURSEMENT RATES OR METHODS FOR DIAGNOSTIC IMAGING SERVICES COULD CREATE DOWNWARD PRICING PRESSURE, WHICH WOULD RESULT IN A DECLINE IN OUR REVENUE AND HARM OUR FINANCIAL POSITION.

     Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. Substantially all of the revenue of our diagnostic imaging centers and the contracted radiology practices is currently derived from commercial third-party payors, government sponsored healthcare programs (principally, Medicare and Medicaid) and private and other payors. For 2001, revenue generated at our diagnostic imaging centers consisted of 62% from commercial third-party payors, 28% from Medicare and Medicaid and 10% from private and other payors.

     Rates paid by commercial third-party payors are based on established physician and hospital charges and are generally higher than Medicare reimbursement rates. Any decrease in the relative number of patients covered by commercial third-party payors could decrease our revenue.

     Any change in the rates of or conditions for reimbursement from commercial third-party payors, Medicare or Medicaid could substantially reduce the amounts reimbursed to us or our contracted radiology practices for services provided. These reductions could have a significant adverse effect on our revenue and financial results by creating downward pricing pressure.

  WE COULD BE HARMED IF THE CONTRACTED RADIOLOGY PRACTICES TERMINATE THEIR AGREEMENTS WITH US OR LOSE A SIGNIFICANT NUMBER OF RADIOLOGISTS.

     Our diagnostic imaging services include a professional component that must be provided by radiologists who are not directly employed by us. We do not control the radiologists who perform professional services for us. Instead, these radiologists are employed by the contracted radiology practices that maintain agreements with us. These agreements typically have terms of between 10 and 40 years, but may be terminated by either party under certain limited conditions. Depending on the termination event, the radiology practice may have the right to require us to sell, assign and transfer to it, the assets and related liabilities and obligations associated with the professional and technical radiology services provided by the radiology practice immediately prior to the termination. The termination or material modification of any of them could reduce our revenue.

     If a significant number of radiologists terminate their relationships with the contracted radiology practices and the radiology practices cannot recruit sufficient qualified radiologists to fulfill practice obligations under our agreements with them, our ability to maximize the use of our diagnostic imaging centers could be adversely affected. Competition in recruiting radiologists may make it difficult for contracted radiology practices to maintain adequate levels of radiologists. Neither we nor the contracted radiology practices maintain insurance on the lives of any affiliated physicians.

  WE MAY NOT BE ABLE TO SUCCESSFULLY COMPLETE OUR MARKET DEVELOPMENT PLANS.

     We intend to increase our presence in existing markets through acquisitions of centers, developing de novo centers and adding additional equipment at existing centers, establishing additional joint venture and outsourcing relationships and selectively entering into contractual relationships with high-quality, profitable radiology practices. We may not be able to expand either within our existing markets or in new markets. In addition, any expansion may not be beneficial to our overall strategy, and any such expansion may not ultimately produce returns that justify our investment.

     Our ability to expand is dependent upon many factors, including our ability to:

     - identify attractive and willing candidates for acquisitions, joint ventures or outsourcing relationships;

     - adapt our structure to comply with federal and state legal requirements affecting our arrangements with contracted radiology practices, including state prohibitions on fee-splitting, corporate practice of medicine and self-referrals;

     - obtain regulatory approvals and certificates of need, where necessary, and comply with licensing and certification requirements applicable to our diagnostic imaging centers, the contracted radiology practices and the physicians associated with the contracted radiology practices;

     - recruit a sufficient number of qualified radiology technologists;

     - expand our infrastructure and management; and

     - obtain adequate financing.

     Our ability to expand is also dependent on our ability to compete for opportunities. We may not be able to compete effectively for the acquisition of diagnostic imaging centers, joint venture opportunities or other outsourcing relationships. Our competitors may have better established operating histories and greater resources than we do. Competitors may make it more difficult to complete acquisitions or joint ventures on terms beneficial to us.

     Acquisitions involve a number of special risks, including the following:

     - possible adverse effects on our operating results;

     - diversion of management's attention and resources;

     - failure to retain key personnel;

     - difficulties in integrating new operations into our existing management infrastructure;

     - amortization or write-offs of acquired intangible assets; and

     - risks associated with unanticipated events or liabilities.

     Additionally, although we will continue to structure our operations in an effort to comply with applicable antitrust laws, federal or state governmental authorities may view us as being dominant in a particular market and, therefore, cause us to divest ourselves of relationships or assets.

  WE AND THE CONTRACTED RADIOLOGY PRACTICES MAY BECOME SUBJECT TO BURDENSOME LAWSUITS.

     We may be subject to professional liability claims, including, without limitation, for improper use or malfunction of our diagnostic imaging equipment. We maintain insurance policies with coverages that we believe are appropriate in light of the risks attendant to our business and consistent with industry practice. We also require the contracted radiology practices to maintain professional liability insurance consistent with industry practice. However, adequate liability insurance may not be available to us and the contracted radiology practices in the future at acceptable costs or at all.

     Providing medical services entails the risk of professional malpractice and other similar claims. The physicians employed by the contracted radiology practices are from time to time subject to malpractice claims. We structure our relationships with the practices under our agreements with them in a manner that we believe does not constitute the practice of medicine by us or subject us to professional malpractice claims for acts or omissions of physicians in the contracted radiology practices. Nevertheless, claims, suits or complaints relating to services provided by the contracted radiology practices may be asserted against us in the future, including malpractice.

     Any claim made against us not fully covered by insurance could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance. In addition, claims might adversely affect our business or reputation.

     We have assumed and succeeded to substantially all of the obligations of some of the operations that we have acquired. Therefore, claims may be asserted against us for events that occurred prior to these acquisitions. In connection with our acquisitions, the sellers of the operations that we have acquired have agreed to indemnify us for certain claims. However, we may not be able to collect payment under these indemnity agreements, which could affect us adversely.

  MOST OF OUR IMAGING MODALITIES REQUIRE THE UTILIZATION OF RADIATION, AND CERTAIN IMAGING MODALITIES UTILIZE RADIOACTIVE MATERIALS. THESE OPERATIONS GENERATE REGULATED WASTE AND COULD SUBJECT US TO REGULATION, RELATED COSTS AND DELAYS AND POTENTIAL LIABILITIES FOR INJURIES OR VIOLATIONS OF ENVIRONMENTAL, HEALTH AND SAFETY LAWS.

     Most of our imaging modalities utilize radiation, and certain imaging modalities utilize radioactive material. These operations generate medical and other regulated wastes. Storage, use and disposal of these materials and waste products present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials. We cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. In the event of an accident, we would be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's attention to comply with current or future environmental, health and safety laws and regulations.

  WE MAY EXPERIENCE COMPETITION FROM OTHER DIAGNOSTIC IMAGING COMPANIES. THIS COMPETITION COULD ADVERSELY AFFECT OUR REVENUE AND OUR BUSINESS.

     The market for diagnostic imaging services is competitive. We compete principally on the basis of our reputation for providing multiple modalities, our conveniently located centers and our cost-effective, high-quality diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and certain other independent organizations that own and operate imaging equipment. Our major national competitors include Alliance Imaging, Inc., HEALTHSOUTH Corporation, InSight Health Services Corp., Medical Resources, Inc., Syncor International Corporation and U.S. Diagnostic, Inc. Some of our local or national competitors that provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment.

     In addition, in the past some non-radiologist physician practices have refrained from establishing their own diagnostic imaging centers because of the federal physician self-referral legislation. Final regulations issued in January 2001 clarify certain of the exceptions to the physician self-referral legislation, which may create opportunities for and encourage some physician practices to establish their own diagnostic imaging centers within their group practices, which may compete with us.

  TECHNOLOGICAL CHANGE IN OUR INDUSTRY COULD REDUCE THE DEMAND FOR OUR SERVICES AND REQUIRE US TO INCUR SIGNIFICANT COSTS TO UPGRADE OUR EQUIPMENT.

     Technological change in the diagnostic imaging industry has been gradual. In the future, however, the development of new technologies or refinements of existing modalities may make our existing equipment technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, our services. Diagnostic imaging equipment is currently manufactured by numerous companies. Competition among manufacturers for a greater share of the diagnostic imaging equipment market may result in technological advances in the speed and imaging capacity of new equipment. Consequently, the obsolescence of our equipment may be accelerated. We may not have the financial ability to acquire the new or improved equipment.

  A FAILURE TO MEET OUR CAPITAL EXPENDITURE REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

     We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. We incur capital expenditures to, among other things:

     - upgrade and replace existing equipment;

     - purchase new diagnostic imaging equipment; and

     - expand within our existing markets and enter new markets.

     To the extent we are unable to generate sufficient cash from our operations, funds are not available under our senior credit facility or we are unable to structure or obtain operating leases, we may be unable to meet our capital expenditure requirements. Furthermore, we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

  OUR SUCCESS DEPENDS IN PART ON OUR KEY PERSONNEL AND WE MAY NOT BE ABLE TO RETAIN SUFFICIENT QUALIFIED PERSONNEL.

     Our success depends in part on our ability to attract and retain qualified senior and executive management, managerial and technical personnel. Competition in recruiting these personnel may make it difficult for us to continue our growth and success. The loss of their services or our inability in the future to attract and retain management and other key personnel could hinder the implementation of our business strategy. We do not maintain key person insurance for any of our executive officers. Recently, there has been a shortage in certain of our markets of qualified radiology technologists, the personnel who operate our equipment. If we are unable to recruit and retain a sufficient number of qualified technologists, we will be unable to operate our centers at maximum capacity.

  OUR INABILITY TO ENFORCE NON-COMPETE AGREEMENTS WITH THE RADIOLOGISTS MAY INCREASE COMPETITION.

     Each of the contracted radiology practices under our comprehensive services model has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two years within defined geographic regions after they cease to be owners or employees, as applicable. In most states, a covenant not to compete will be enforced only:

     - to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

     - if it does not unreasonably restrain the party against whom enforcement is sought; and

     - if it is not contrary to public interest.

     Enforceability of a non-compete covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether, or to what extent, a court will enforce the contracted radiology practices' covenants. The inability of the contracted radiology practices or us to enforce radiologists' non-compete covenants could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

  IT IS DIFFICULT TO ESTIMATE OUR UNCOLLECTIBLE ACCOUNTS RECEIVABLE AND CONTRACTUAL ALLOWANCES FOR BILLED CHARGES, WHICH MAY IMPACT OUR EARNINGS.

     Due to the complex nature of billing for healthcare services, it is difficult for us to estimate our uncollectible accounts receivable and our contractual allowances for billed charges. If we have to revise our estimates and our existing reserves are not adequate, this may impact our earnings. In late 2000, we engaged in an extensive review of our collection processes and our method of determining allowances for contractual adjustments and bad debts. At that time, management determined, based on reports and analyses not previously available, that the estimation process needed to be revised and that a portion of our accounts receivable were no longer collectible. Accordingly, we incurred a $13.3 million pre-tax charge for uncollectible accounts receivable during the fourth quarter of 2000.

  OUR RECORDED GOODWILL AMOUNTS MAY BE IMPAIRED UNDER NEW ACCOUNTING STANDARDS.

     At December 31, 2001, we had approximately $28.5 million recorded as goodwill. Under new accounting standards effective January 1, 2002, we will be required to assess our recorded goodwill amounts for impairment by applying a fair-value-based test. We are currently in the process of assessing whether an impairment charge is warranted as of January 1, 2002. Accordingly, we may be required to record a non-cash charge by writing down all or a portion of our recorded goodwill amounts. Such a write down could have a material impact on our results of operations in 2002 or future periods.

  MANAGED CARE CONTRACTS AND CAPITATED FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

     During 2001, approximately 91% of revenue generated at our diagnostic imaging centers was derived from payments made on a fee-for-service basis and approximately 9% was derived from capitated arrangements. Under capitated or other risk-sharing arrangements, the healthcare provider typically is paid a pre-determined amount per-patient per-month from the payor in exchange for providing all necessary covered services to patients covered under the arrangement. These contracts pass much of the financial risk of providing outpatient diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success will depend in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and the diagnostic imaging centers that we own, operate or manage, contracts with HMOs, employer groups and other third-party payors for services to be provided on a risk-sharing or capitated basis by some or all of the radiology practices and/or diagnostic imaging centers. Risk-sharing arrangements result in better revenue predictability, but more unpredictability of expenses and, consequently, profitability. We may not be able to negotiate satisfactory arrangements on a capitated or other risk-sharing basis, on behalf of our diagnostic imaging centers or the contracted radiology practices. In addition, to the extent that patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

  WE MAY BE UNABLE TO GENERATE REVENUE WHEN OUR EQUIPMENT IS NOT OPERATIONAL.

     Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging equipment. Our warranties and maintenance contracts do not compensate us for loss of revenue when our systems are not fully operational. Equipment manufacturers may not be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience more equipment malfunctions than anticipated or if we are unable to promptly obtain the service necessary to keep our equipment functioning effectively, our revenue could decline and our ability to provide services would be harmed.

  OUR CORPORATE ORGANIZATIONAL DOCUMENTS COULD DISCOURAGE ACQUISITION PROPOSALS AND MAKE DIFFICULT A CHANGE OF CONTROL.

     Certain provisions of Radiologix's Restated Certificate of Incorporation, as amended, Radiologix's Amended and Restated Bylaws and Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of Radiologix and, consequently, limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include the inability to remove directors except for cause and our ability to issue, without further stockholder approval, shares of preferred stock with rights and privileges senior to the common stock. We are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an "interested stockholder" for three years after the stockholder became an interested stockholder.

     We have also entered into employment agreements with our four executive officers, which contain provisions that require us to pay certain amounts to the executives upon their termination following a change of control. These agreements may delay or prevent a change of control of Radiologix.

RISKS RELATING TO GOVERNMENT REGULATION OF OUR BUSINESS

  STATE AND FEDERAL ANTI-KICKBACK AND ANTI-SELF-REFERRAL LAWS MAY ADVERSELY AFFECT OUR INCOME.

     Various federal and state laws govern financial arrangements among healthcare providers. Federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare or Medicaid patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare or Medicaid. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients in private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from federal or state healthcare programs. We believe that we are operating in compliance with applicable law and believe that our arrangements with providers would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations.

     Federal law prohibiting physician self-referrals (the "Stark Law") prohibits a physician from referring Medicare or Medicaid patients to an entity for certain "designated health services" if the physician has a prohibited financial relationship with that entity, unless an exception applies. Diagnostic radiology (other than nuclear medicine) is a designated health service. Although we believe that our operations do not violate these laws, our activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations. In addition, legislation may be enacted in the future that further addresses Medicare and Medicaid fraud and abuse or that imposes additional requirements or burdens on us.

     All of the states in which our diagnostic imaging centers are located have adopted a form of anti-kickback law and almost all of those states have also adopted a form of Stark Law. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. A determination of liability under the laws described in this risk factor could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

  FEDERAL FALSE CLAIMS ACT VIOLATIONS COULD AFFECT OUR PARTICIPATION IN GOVERNMENT PROGRAMS.

     The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The Federal False Claims Act further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include fines ranging from $5,500 to 11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are in compliance with the rules and regulations that apply to the Federal False Claims Act. However, we could be found to have violated certain rules and regulations resulting in sanctions under the Federal False Claims Act. If we are found in violation, any sanctions imposed could result in fines and penalties and restrictions on and exclusions from participation in federal and state healthcare programs that are integral to our business.

  OUR AGREEMENTS WITH THE CONTRACTED RADIOLOGY PRACTICES MUST BE STRUCTURED TO AVOID THE CORPORATE PRACTICE OF MEDICINE AND FEE-SPLITTING.

     The laws of many states, including many of the states in which the contracted radiology practices are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. A component of our business has been to enter into service agreements with radiology practices. We provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging centers, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians or violating the prohibitions against fee-splitting. State regulatory authorities or other parties may assert that we are engaged in the corporate practice of medicine or that the payment of service fees to us by the radiology practices constitutes fee-splitting. If such a claim were successfully asserted, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. This result, or our inability to successfully restructure our relationships to comply with these statutes, could jeopardize our business strategy.

  LICENSING AND CERTIFICATION LAWS MAY LIMIT OUR ABILITY TO EXPAND.

     Ownership, construction, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers, personnel, certificates of need and other required certificates for certain types of healthcare centers and major medical equipment. The laws of some of the states in which we operate limit our ability to acquire new diagnostic imaging equipment or expand or replace our existing equipment at diagnostic imaging centers in those states. In addition, free-standing diagnostic imaging centers that provide services that are not performed as part of a physician office must meet Medicare requirements to be certified as an independent diagnostic testing facility to bill the Medicare program. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the market for our services.

  THE REGULATORY FRAMEWORK IS UNCERTAIN AND EVOLVING.

     Healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. We cannot assure you, however, that we will be able to adapt our operations to address new regulations or that new regulations will not adversely affect our business. In addition, although we believe that we are operating in compliance with applicable federal and state laws, neither our current or anticipated business operations nor the operations of the contracted radiology practices have been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

     Certain states have enacted statutes or adopted regulations affecting risk assumption in the healthcare industry, including statutes and regulations that subject any physician or physician network engaged in risk-based managed care contracting to applicable insurance laws and regulations. These laws and regulations may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to us and the contracted radiology practices and limit our ability to enter into capitated or other risk-sharing managed care arrangements.

RISKS RELATED TO NOTES

  OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS ON OUR NOTES OR NOTES ISSUED TO REPLACE THEM.

     At December 31, 2001, we had approximately $197.2 million of indebtedness. In addition, we have the ability to borrow up to $35 million under our senior credit facility. Also, subject to restrictions in the indenture and the senior credit facility, we may incur additional indebtedness.

     Our high level of indebtedness could have important consequences, including the following:

     - our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

     - we must use a substantial portion of our cash flow from operations to pay interest on our notes and our other indebtedness, which will reduce the funds available to us for other purposes;

     - all of the indebtedness outstanding under the senior credit facility is secured by substantially all of our assets and will mature prior to any notes;

     - our high level of indebtedness could place us at a competitive disadvantage to our competitors that have less debt;

     - some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

     - our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.

     We expect to obtain the money to pay our expenses and to pay the amounts due under our notes and other debt from our operations and from borrowings under our senior credit facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our business may not generate sufficient cash flow from operations in the future, our currently anticipated growth in revenue and cash flow may not be realized on schedule and future borrowings may not be available to us under our senior credit facility in an amount sufficient to enable us to repay indebtedness, including our notes, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then existing debt (including our notes), sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our senior credit facility and any indenture, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve these alternatives could significantly adversely affect the value of our notes and our ability to pay the amounts due under them.

  BECAUSE OUR NOTES ARE UNSECURED, THE RIGHT TO ENFORCE REMEDIES IS LIMITED BY THE RIGHTS OF HOLDERS OF SECURED DEBT.

     Our notes are not secured. Our senior credit facility is secured by substantially all of our assets and a pledge of the capital stock of all of our wholly owned subsidiaries. If we become insolvent or are liquidated, or if any payment under the senior credit facility is accelerated, our lenders will be entitled to exercise the remedies available to a secured lender under applicable law and will have a claim on those assets before the holders of any notes. The liquidation value of our assets may not be sufficient to repay in full any indebtedness under the senior credit facility, as well as our other indebtedness, including our notes.

  OUR ABILITY TO REPAY OUR NOTES AND OUR OTHER DEBT DEPENDS ON CASH FLOW FROM OUR SUBSIDIARIES, SOME OF WHICH ARE NOT OBLIGATED TO MAKE FUNDS AVAILABLE TO MAKE PAYMENTS ON NOTES.

     Radiologix is a holding company. Its only material assets are its ownership interests in its subsidiaries. Consequently, it depends on distributions or other intercompany transfers of funds from its subsidiaries to meet its debt service and other obligations, including with respect to its notes. Our non-guarantor subsidiaries are not obligated to make funds available for payment on our notes. Only our subsidiaries that are not unrestricted subsidiaries will guarantee our notes. The financial statements included in this report are presented on a consolidated basis, including all of our subsidiaries. The aggregate service fee revenue and EBITDA for 2001 of our subsidiaries that are not guarantors of our notes were $20.4 million and $5.7 million, respectively, or 7.4% and 8.5%, respectively, of our total service fee revenue and EBITDA for 2001. The aggregate total assets at December 31, 2001 of our subsidiaries that are not guarantors of our notes were $10.8 million, or 3.8% of our total assets at December 31, 2001. The operating results of our guarantor subsidiaries may not be sufficient to enable us to make payments on our notes. In addition, our rights and the rights of our creditors, including holders of our notes, to participate in the assets of any of our non guarantor subsidiaries upon their liquidation or recapitalization will generally be subject to the prior claims of those subsidiaries' creditors. As a result, our notes are effectively subordinated to the indebtedness of the non-guarantor subsidiaries. As of December 31, 2001, the total liabilities of our non-guarantor subsidiaries, excluding intercompany liabilities, were $4.8 million.

  THE INDENTURE FOR OUR NOTES AND OUR SENIOR CREDIT FACILITY IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM PURSUING CERTAIN BUSINESS OPPORTUNITIES AND TAKING CERTAIN ACTIONS.

     The indenture for our notes and our senior credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

     - borrow money;

     - pay dividends on or redeem or repurchase our stock;

     - make investments;

     - create liens;

     - sell certain assets or merge with or into other companies;

     - enter into certain transaction with affiliates;

     - sell stock in our subsidiaries; and

     - restrict dividends, distributions or other payments from our subsidiaries.

     In addition, our senior credit facility requires us to maintain specified financial ratios. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the indentures governing our notes and our assets may not be sufficient to satisfy our obligations under our indebtedness, including our notes.

  A COURT COULD CANCEL THE GUARANTEES UNDER CERTAIN CIRCUMSTANCES.

     Each of our subsidiaries that is not an unrestricted subsidiary guarantees our notes. If, however, a guarantor becomes a debtor in a case under the United States Bankruptcy Code or encounters other financial difficulty, under federal or state fraudulent conveyance laws a court might avoid (that is, cancel) its guarantee. The court might do so if it found that, when the guarantor entered into its guarantee or, in some states, when payments became due under its guarantee, it (i) received less than reasonably equivalent value or fair consideration for the guarantee and (ii) either (a) was or was rendered insolvent, (b) was left with inadequate capital to conduct its business, or (c) believed or should have believed that it would incur debts beyond its ability to pay. The court might also avoid a guarantee, without regard to the above factors, if it found that the guarantor entered into its guarantee with actual intent to hinder, delay, or defraud its creditors.

     A court would likely find that a guarantor did not receive reasonably equivalent value or fair consideration for its guarantee unless it benefited directly or indirectly from the issuance of our notes. If a court avoided a guarantee, a note holder would no longer have a claim against the guarantor. In addition, the court might direct a note holder to repay any amounts already received from the guarantor. If the court were to avoid any guarantor's guarantee, we cannot assure a note holder that funds would be available to pay our notes from another guarantor or from any other source.

     The test for determining solvency for purposes of the foregoing will depend on the law of the jurisdiction being applied. In general, a court would consider an entity insolvent either if the sum of its existing debts exceeds the fair value of all its property, or if the present fair saleable value of its assets is less than the amount required to pay the probable liability on its existing debts as they become due. For this analysis, "debts" includes contingent and unliquidated debts.

     The indenture states that the liability of each guarantor on its guarantee is limited to the maximum amount that the subsidiary can incur without risk that the guarantee will be subject to avoidance as a fraudulent conveyance. This limitation may not protect the guarantees from a fraudulent conveyance attack or, if it does, that the guarantees will be in amounts sufficient, if necessary, to pay obligations under our notes when due.

  WE MAY NOT BE ABLE TO SATISFY OUR OBLIGATIONS TO HOLDERS OF OUR NOTES UPON A CHANGE OF CONTROL.

     Upon the occurrence of a "change of control," as defined in our indenture, a note holder will have the right to require us to purchase our notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest and liquidated damages, if any, to the date of purchase. Our failure to purchase, or give notice of purchase of, our notes would be a default under the indenture, which would in turn be a default under our senior credit facility. Moreover, our failure to repay all amounts outstanding under our senior credit facility upon a default would also be a default under the indenture.

     In addition, a change of control may constitute an event of default under our senior credit facility. A default under our senior credit facility will result in an event of default under the indenture if the lenders accelerate the debt under our senior credit facility.

     If a change of control occurs, we may not have enough assets to satisfy all obligations under our senior credit facility and the indenture related to our notes. Upon the occurrence of a change of control, we could seek to refinance the indebtedness under our senior credit facility and our notes or obtain a waiver from the lenders or the note holders. We may not be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all.

  THERE ARE RESTRICTIONS ON TRANSFERS OF OUR NOTES.

     We relied upon an exemption from registration under the Securities Act and applicable state securities laws in offering our senior notes in 2001. As a result, our notes may be transferred or resold only in transactions registered under, or exempt from, the Securities Act and applicable state securities laws. We intend to file a registration statement with the SEC and to cause that registration statement to become effective with respect to exchange notes to be issued in exchange for the notes we issued in December 2001. The SEC, however, has broad discretion to declare any registration statement effective and may delay or deny the effectiveness of any registration statement for a variety of reasons.

  NO ESTABLISHED TRADING MARKET EXISTS FOR OUR NOTES, AND NOTE HOLDERS MAY NOT BE ABLE TO SELL THEM QUICKLY OR AT THE PRICE THAT NOTE HOLDERS PAID.

     Our notes are a new issue of securities and no established trading market exists for them. Even if the registration statement becomes effective, which will generally allow resales of the exchange notes, the exchange notes will constitute a new issue of securities with no established trading market. We do not intend to list the notes or any exchange notes on any securities exchange or to arrange for quotation on any automated dealer quotation systems. We expect that our notes will be designated for trading in the PORTAL market. Jefferies & Company, Inc. and Deutsche Banc Alex Brown make a market in the 2001 notes and have advised us that they intend to make a market in the exchange notes, but they are not obligated to do so. They may discontinue any market making at any time, in their sole discretion. As a result, we cannot assure you as to the liquidity of any trading market for the 2001 notes or the exchange notes.

     Note holders may not be able to sell 2001 notes or exchange notes at a particular time or at favorable prices. We also cannot assure note holders as to the level of liquidity of the trading market for the exchange notes or, in the case of any holders of the 2001 notes who do not exchange them, the trading market for the 2001 notes following the offer to exchange them for exchange notes. As a result, 2001 note holders may be required to bear the financial risk of their investment in the 2001 notes indefinitely. Future trading prices of the 2001 notes and exchange notes may be volatile and will depend on many factors, including:

     - our operating performance and financial condition;

     - our ability to complete the offer to exchange the 2001 notes for the exchange notes;

     - the interest of securities dealers in making a market for them; and

     - the market for similar securities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Radiologix's exposure to market risk for a change in interest rates relates primarily to Radiologix's cash equivalents and its senior credit facility. At December 31, 2001, Radiologix had no borrowings outstanding under its senior credit facility. Radiologix's notes bear interest at fixed rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................    43
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................    44
Consolidated Statements of Income for the Years Ended
  December 31, 1999, 2000 and 2001..........................    45
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 2000 and 2001..............    46
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 2000 and 2001..........................    47
Notes to Consolidated Financial Statements..................    48
Schedule II -- Valuation and Qualifying Accounts for the
  Years Ended December 31, 1999, 2000 and 2001..............    76

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Radiologix, Inc.:

     We have audited the accompanying consolidated balance sheets of Radiologix, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiologix Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                                   ARTHUR ANDERSEN LLP

February 11, 2002
Dallas, Texas

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  3,620    $ 10,761
  Accounts receivable, net of allowances of $38,101 and
     $24,119 in 2000 and 2001, respectively.................    68,214      71,325
  Due from affiliates.......................................     5,472       2,673
  Income tax receivable.....................................     7,341         350
  Other current assets......................................     7,637      10,517
                                                              --------    --------
          Total current assets..............................    92,284      95,626
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $83,734 and $92,771 in 2000 and 2001, respectively........    57,375      60,339
INVESTMENTS IN JOINT VENTURES...............................     7,293       7,095
INTANGIBLE ASSETS, net......................................    98,848      98,093
DEFERRED FINANCING COSTS, net...............................     3,907      10,837
OTHER ASSETS................................................     8,929      12,735
                                                              --------    --------
          Total assets......................................  $268,636    $284,725
                                                              ========    ========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 21,757    $ 17,743
  Accrued physician retention...............................     9,878       8,832
  Accrued salaries and benefits.............................     5,081       8,318
  Current portion of long-term debt.........................    12,720         398
  Current portion of capital lease obligations..............     6,037       5,066
  Other current liabilities.................................       129          55
                                                              --------    --------
          Total current liabilities.........................    55,602      40,412
DEFERRED INCOME TAXES.......................................     4,097       6,619
LONG-TERM DEBT, net of current portion......................   166,157     184,905
CAPITAL LEASE OBLIGATIONS, net of current portion...........    10,922       6,783
OTHER LIABILITIES...........................................       786         348
                                                              --------    --------
          Total liabilities.................................   237,564     239,067
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES.............     1,353       1,182
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 10,000,000 shares
     authorized; no shares issued and outstanding...........        --          --
  Common stock, $.0001 par value; 50,000,000 shares
     authorized; 19,507,228 and 19,698,154 shares issued and
     outstanding in 2000 and 2001, respectively.............         2           2
  Additional paid-in capital................................      (579)        347
  Retained earnings.........................................    30,296      44,127
                                                              --------    --------
          Total stockholders' equity........................    29,719      44,476
                                                              --------    --------
          Total liabilities and stockholders' equity........  $268,636    $284,725
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          2000          2001
                                                        -----------   -----------   -----------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
SERVICE FEE REVENUE...................................  $   199,700   $   246,687   $   276,650
COSTS AND EXPENSES:
  Salaries and benefits...............................       52,826        66,567        75,667
  Field supplies......................................       11,630        13,265        16,514
  Field rent and lease expense........................       18,444        30,191        34,378
  Other field expenses................................       32,278        45,871        47,339
  Bad debt expense....................................       18,838        34,389        25,682
  Merger related costs................................           --         1,772         1,000
  Supplemental incentive compensation.................           --            --           615
  Corporate general and administrative................       11,192        10,571        13,855
  Depreciation and amortization.......................       18,403        22,118        23,504
  Interest expense, net...............................       12,357        18,036        15,540
                                                        -----------   -----------   -----------
          Total costs and expenses....................      175,968       242,780       254,094
                                                        -----------   -----------   -----------
INCOME BEFORE EQUITY IN EARNINGS OF INVESTMENTS,
  NON-OPERATING INCOME, MINORITY INTERESTS IN
  CONSOLIDATED SUBSIDIARIES, TAXES AND EXTRAORDINARY
  LOSS................................................       23,732         3,907        22,556
  Equity in earnings of investments...................        3,581         4,274         5,017
  Non-operating income................................           --            --         1,300
  Minority interests in consolidated subsidiaries.....         (910)         (948)       (1,092)
                                                        -----------   -----------   -----------
INCOME BEFORE TAXES AND EXTRAORDINARY LOSS............       26,403         7,233        27,781
  Income tax expense..................................       10,346         2,900        11,112
                                                        -----------   -----------   -----------
INCOME BEFORE EXTRAORDINARY LOSS......................       16,057         4,333        16,669
  Extraordinary loss on early extinguishment of debt,
     net of tax.......................................           --            --        (2,838)
                                                        -----------   -----------   -----------
NET INCOME............................................  $    16,057   $     4,333   $    13,831
                                                        ===========   ===========   ===========
NET INCOME PER COMMON SHARE:
  Basic:
     Income before extraordinary loss.................  $      0.83   $      0.22   $      0.85
     Income after extraordinary loss..................  $      0.83   $      0.22   $      0.71
  Diluted:
     Income before extraordinary loss.................  $      0.80   $      0.22   $      0.78
     Income after extraordinary loss..................  $      0.80   $      0.22   $      0.66
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...............................................   19,304,771    19,494,959    19,559,185
  Diluted.............................................   20,692,058    19,808,520    22,652,372

  The accompanying notes are an integral part of these consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                COMMON STOCK       ADDITIONAL
                                             -------------------    PAID-IN     RETAINED
                                               SHARES     AMOUNT    CAPITAL     EARNINGS    TOTAL
                                             ----------   ------   ----------   --------   -------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, December 31, 1998.................  19,243,949   $   2      $(910)     $ 9,906    $ 8,998
  Common stock issued in connection with
     acquisitions..........................      50,264      --        304           --        304
  Exercise of stock options................     129,840      --         16           --         16
  Net income...............................          --      --         --       16,057     16,057
                                             ----------   -----      -----      -------    -------
BALANCE, December 31,1999..................  19,424,053       2       (590)      25,963     25,375
  Exercise of stock options................      83,175      --         11           --         11
  Net income...............................          --      --         --        4,333      4,333
                                             ----------   -----      -----      -------    -------
BALANCE, December 31, 2000.................  19,507,228       2       (579)      30,296     29,719
  Exercise of stock options................      73,048      --        326           --        326
  Common stock issued in connection with
     terminated merger with SKM............     117,878      --        600           --        600
  Net income...............................          --      --         --       13,831     13,831
                                             ----------   -----      -----      -------    -------
BALANCE, December 31, 2001.................  19,698,154   $   2      $ 347      $44,127    $44,476
                                             ==========   =====      =====      =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED
                                                              -----------------------------
                                                               1999      2000       2001
                                                              -------   -------   ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income, before extraordinary loss.........................  $16,057   $ 4,333   $  16,669
  Adjustments to reconcile net cash provided by (used in)
     operating activities  --
     Minority interests.....................................      910       948       1,092
     Depreciation and amortization..........................   18,403    22,118      23,504
     Equity in earnings of investments......................   (3,581)   (4,274)     (5,017)
     Stock issued for termination of merger.................       --        --         600
     Change in assets and liabilities
       Accounts receivable, net.............................  (21,889)   (6,232)     (3,110)
       Other receivables and other assets...................  (14,703)   (8,048)      5,329
       Accounts payable and accrued expenses................    3,341     4,480       1,949
                                                              -------   -------   ---------
          Net cash provided by (used in) operating
            activities......................................   (1,462)   13,325      41,016
                                                              -------   -------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................  (31,458)  (14,002)     (7,184)
  Buy out of operating leases...............................       --        --     (13,910)
  Cash paid for acquisitions................................  (25,406)  (10,125)       (906)
  Proceeds from the sale of property and equipment..........   10,000        --          --
  Distributions from joint ventures.........................    1,907     1,067       3,951
  Other investments.........................................       --        --      (1,055)
                                                              -------   -------   ---------
          Net cash used in investing activities.............  (44,957)  (23,060)    (19,104)
                                                              -------   -------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior credit facility, net.................   35,000    14,500       1,795
  Proceeds from issuance of long-term debt..................   10,673     1,609     160,000
  Payments on long-term debt................................   (1,453)   (6,521)   (163,084)
  Financing costs...........................................       --      (546)    (13,808)
  Proceeds from the exercise of stock options...............       16        11         326
                                                              -------   -------   ---------
          Net cash provided by (used in) financing
            activities......................................   44,236     9,053     (14,771)
                                                              -------   -------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (2,183)     (682)      7,141
CASH AND CASH EQUIVALENTS, beginning of period..............    6,485     4,302       3,620
                                                              -------   -------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $ 4,302   $ 3,620   $  10,761
                                                              =======   =======   =========
SUPPLEMENTAL CASH DISCLOSURE:
  Cash interest paid........................................  $10,225   $18,036   $  14,859
  Income taxes paid.........................................  $14,459   $11,479   $   7,504
NON-CASH TRANSACTIONS DURING THE PERIOD:
  Assets acquired...........................................  $18,945   $   220   $      --
                                                              -------   -------   ---------
  Liabilities and debt assumed..............................  $19,955   $    --   $      --
                                                              -------   -------   ---------
  Common stock issued.......................................  $   304   $    --   $     600
                                                              -------   -------   ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 2000 AND 2001

1.  DESCRIPTION OF BUSINESS

     Radiologix, Inc. (together with its subsidiaries, "Radiologix" or the "Company"), a Delaware corporation, is the leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (or MRI), computed tomography (or CT), positron emission tomography (or PET), nuclear medicine, ultrasound, mammography, bone densitometry (or DEXA), general radiography (or X-ray) and fluoroscopy. Radiologix operates 120 diagnostic imaging centers located in 18 states, with a concentration of diagnostic imaging centers in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia. Radiologix offers multi-modality imaging services at 70 of its diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

     Radiologix also provides administrative, management and information services to certain radiology practices that provide professional services in connection with its diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures. The services Radiologix provides leverage its existing infrastructure and improve radiology practice or joint venture profitability, efficiency and effectiveness.

     Radiologix has two models by which it contracts with radiology practices: a comprehensive services model and a technical services model. Under the comprehensive services model, the Company enters into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of Radiologix's diagnostic imaging equipment and the provision of technical services, the Company provides management services and receives a fee based on the practice group's professional revenue, including revenue derived from outside of our diagnostic imaging centers. Under the technical services model, the Company enters into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and pays them a fee based on cash collections from reimbursements for imaging procedures. In both the comprehensive services and technical services models, the Company owns the diagnostic imaging assets, and, therefore, receives 100% of the technical reimbursements associated with imaging procedures. Additionally, in most instances, both the comprehensive services and the technical services models contemplate an incentive technical bonus for the radiology group if the net technical income exceeds specified thresholds. The service agreements cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. However, under certain conditions, Radiologix can terminate the service agreement if the number of physicians in a practice falls below a certain percentage of the total physicians of the radiology practice. Two physicians of two of the contracted radiology practices are members of the Board of Directors of the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Radiologix Inc. and its majority-owned subsidiaries for the years ended December 31, 1999, 2000 and 2001. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

  USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported

                       RADIOLOGIX, INC. AND SUBSIDIARIES
amounts of assets and liabilities, results of operations and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     Radiologix considers all highly liquid investments with original maturities of three months or less as cash equivalents.

  ACCOUNTS RECEIVABLE

     Accounts receivables principally represent receivables from patients and other third-party payors for medical services provided by the contracted radiology practices and diagnostic imaging centers. Under the terms of the service agreements, Radiologix purchases the accounts receivable at their estimated collectible value from the contracted radiology practices. Accounts receivable for services rendered at the contracted radiology practices and diagnostic imaging centers have been recorded at their established charges and reduced by estimated contractual allowances and bad debts. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. These allowances are reviewed periodically and adjusted based on historical payment rates. Generally, any increase to the allowances would reduce the revenue of the contracted radiology practices and diagnostic imaging centers and therefore, reduce the service fee recorded by Radiologix and any decrease to the allowances would increase the revenue of the contracted radiology practices and diagnostic imaging centers and therefore, increase the service fee provided by Radiologix.

     During the fourth quarter of 2000, the Company recorded a $13.3 million charge for uncollectible accounts receivable. During the fourth quarter of 2000, the Company performed an extensive review of its accounts receivable and collection experience utilizing reports and analyses not previously available. Based on this review, the Company believes that the estimation process of determining contractual allowances for billed charges needed to be revised and that a portion of its accounts receivable were no longer collectible. This review allowed the Company to better analyze old accounts receivable, however did not tell the Company what historical collection rates would have been if newly implemented collection policies and procedures had been in place. Accordingly, the increase in the provision for uncollectible accounts was recognized as a bad debt expense as opposed to an increase in contractual allowance. The Company recognized the $13.3 million charge in the fourth quarter as, a change in the accounting estimate when the information became known.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method.

  INTANGIBLE ASSETS

     The value of intangible assets (consisting primarily of service agreements and goodwill) is recorded at cost at the date of acquisition. Intangible assets are being amortized on a straight-line basis over a 25-year period. The Company believes that the life of the core businesses acquired and the delivery of radiology management services will exceed 25 years. As of December 31, 2000 and 2001, accumulated amortization was approximately $9.9 million and $14.3 million, respectively.

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), becomes effective for the Company on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of

                       RADIOLOGIX, INC. AND SUBSIDIARIES
operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $1.2 million ($749,900 on an after tax basis) for the year ended December 31, 2001. These expense amounts, under SFAS 142, will not be recorded in years after fiscal 2001. The Company is developing plans to determine fair values of its operations in which goodwill and other indefinite-lived intangibles have been recorded and will assess whether an impairment charge is warranted as of January 1, 2002, or at any other assessment dates. The Company's service agreements, included in the consolidated balance sheets as intangible assets, net, are not considered to have an indefinite useful life and will continue to be amortized over a useful life of 25 years.

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

  OTHER ASSETS

     During the fourth quarter of 2000, the Company recorded a charge of $3.7 million for the write-off of a note receivable included in other current assets and other assets in the accompanying consolidated financial statements. The note receivable was due from one of the Company's contracted radiology practices and was determined to no longer be collectible. As a result of the write-off, the Company adjusted this contracted radiology group's incentive technical bonus potential. In addition, the Company recorded a $1.8 million charge for transaction related costs, which were included in deferred financing costs in the accompanying consolidated financial statements.

     During the fourth quarter of 2001, the Company recorded a charge of $4.7 million ($2.8 million net of tax) for deferred financing costs related to the termination of its senior credit facility with the proceeds from its $160 million senior notes issuance. The charge is reflected as an extraordinary loss on early extinguishment of debt in the accompanying consolidated financial statements.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Subsequent to an acquisition, Radiologix continually evaluates whether events and circumstances have occurred that indicate the remaining balance of the intangible assets and property and equipment may not be recoverable or that the remaining useful lives may warrant revision. Radiologix evaluates the potential impairment of intangibles separately from property and equipment. When factors indicate that intangible assets or property and equipment should be evaluated for possible impairment, Radiologix determines whether the intangible assets or property and equipment are recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the related asset. In making this determination, Radiologix uses an estimate of the related contracted radiology practices' and diagnostic imaging services' undiscounted cash flows over the remaining lives of the intangible assets or the property and equipment and compare it to the contracted radiology practices' and diagnostic imaging centers' intangible assets or property and equipment balances. When an adjustment is required, Radiologix evaluates the remaining amortization periods. An impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Radiologix recorded no impairment charges during 1999, 2000 or 2001.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

  ACCRUED PHYSICIAN RETENTION

     Accrued physician retention represents amounts payable to contracted radiology practices under the service agreements. The service agreements require Radiologix to remit physician retention to the contracted radiology practices by the end of the subsequent month after the month in which services were rendered.

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

     The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of income had Radiologix met the provisions of EITF 97-2 (in thousands):

                                                        1999       2000       2001
                                                      --------   --------   ---------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual
  allowances........................................  $286,824   $344,887   $ 383,527
Less: amounts retained by contracted radiology
  practices.........................................   (87,124)   (98,200)   (106,877)
                                                      --------   --------   ---------
Service fee revenue, as reported....................  $199,700   $246,687   $ 276,650
                                                      ========   ========   =========

     Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practice and diagnostic imaging center based on established charges and reduced by contractual allowances and estimated bad debts. The Company uses historical collection experience in estimating its contractual allowances and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known.

     Service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices. The amounts retained by contracted radiology practices represents amounts paid to the physicians pursuant to the service agreements between Radiologix and the contracted radiology practices. Under the service agreements, the Company provides each contracted radiology practice with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the contracted radiology practice. Although Radiologix assists in negotiating managed care contracts for the contracted radiology practices, it assumes no risk under these arrangements.

     The Company's service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams:
(1) a negotiated percentage (typically 20% to 30%) of the adjusted professional revenues as defined in the service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, Radiologix has negotiated a base service fee, which is equal to the estimated fair market value of the services provided under the service agreements and which is renegotiated each year to equal the fair market value of the services provided under the service

                       RADIOLOGIX, INC. AND SUBSIDIARIES
agreements. The fixed fee structure results in Radiologix receiving substantially the same amount of service fee as it would have received under its negotiated percentage fee structure. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the contracted radiology practices' revenue. Questar revenues are primarily derived from technical revenues generated from its diagnostic imaging centers.

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

  CONCENTRATION OF CREDIT RISK

     The Company's accounts receivable consist primarily of service fee revenues due from radiology practices and medical service revenues due from patients funded through Medicare, Medicaid, commercial insurance and private payment. The Company estimates that approximately 25%, 23% and 23% of the radiology practices' revenue in 2001, 2000 and 1999, respectively, is funded through the Medicare program. The Company and its practices perform ongoing credit evaluations of their patients and generally does not require collateral. The Company and its practices maintain allowances for potential credit losses.

  RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144") becomes effective for the Company on January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121; however, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No, 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. The Company does not believe that the adoption of SFAS 144 will have a material effect on its financial position or results of operations.

3.  ACQUISITIONS AND AFFILIATIONS

  1999 ACQUISITIONS AND AFFILIATIONS

     In August 1999, Radiologix acquired all the outstanding stock of Questar Imaging, Inc. of Tampa, Florida, ("Questar") a private operator of primarily MRI radiology centers. The total 1999 consideration

                       RADIOLOGIX, INC. AND SUBSIDIARIES
for the transaction was $18.9 million in cash, plus the assumption of $16.8 million in liabilities. This transaction was accounted for using the purchase method. Pro-forma information is not presented for the acquisition of Questar, as it did not materially affect the 1999 financial statements for the years presented.

     The total consideration for all other 1999 acquisitions and affiliations was approximately $6.5 million in cash, 50,264 shares of Radiologix's common stock valued at approximately $304,000, plus the assumption of $3.2 million in liabilities.

  2000 ACQUISITIONS AND AFFILIATIONS

     In March 2000, Radiologix completed an acquisition of an imaging center in Osceola, Florida for total consideration of approximately $2.7 million. During 2000, Radiologix continued to complete the development of imaging centers of Questar for total consideration of approximately $5.9 million. Total consideration paid for all other acquisitions and affiliations were approximately $1.5 million.

  2001 ACQUISITIONS AND AFFILIATIONS

     In November 2001, Radiologix completed the acquisition of an imaging center in Laurel, Maryland for total consideration of $906,000.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2000 and 2001 (in thousands):

                                                 USEFUL LIFE           2000       2001
                                                 -----------         --------   --------
Equipment (primarily medical               5-7 Years
  equipment).............................                            $113,256   $121,161
Leasehold improvements...................  Remaining life of lease     24,348     28,444
Buildings................................  15 Years                     3,505      3,505
                                                                     --------   --------
                                                                      141,109    153,110
Less -- Accumulated depreciation.........                             (83,734)   (92,771)
                                                                     --------   --------
Property and equipment, net..............                            $ 57,375   $ 60,339
                                                                     ========   ========

5.  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2000 and 2001 (in thousands):

                                                                2000       2001
                                                              --------   --------
10 1/2% Senior Notes, due December 15, 2008.................  $     --   $160,000
Senior Credit Facility, interest at Radiologix's option at
  LIBOR plus 3.25% (10.06% at December 31, 2000) or the
  prime rate of a lending partner plus 2.25% (11.75% at
  December 31, 2000), due November 2003.....................   157,000         --
8% Convertible junior subordinated note due July 2009.......    20,000     24,205
Note(s) payable to bank(s) and capital lease obligations,
  various interest rates....................................    18,836     12,947
                                                              --------   --------
                                                               195,836    197,152
Less -- Current portion of long-term debt...................    18,757      5,464
                                                              --------   --------
Long-term debt, net of current portion......................  $177,079   $191,688
                                                              ========   ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

     The maturities of long-term debt including capital lease obligations, for the five years ending December 31, 2006 are $5.5 million in fiscal 2002, $5.3 million in fiscal 2003, $1.9 million in fiscal 2004, $.3 million in fiscal 2005 and $184.2 million due in fiscal 2006 and thereafter.

     As of December 31, 2000 and 2001, accumulated amortization of deferred financing costs was approximately $2.4 million and $272,000, respectively. Such costs are being amortized over a straight-line method, which approximates the effective interest method.

  SENIOR CREDIT FACILITY

     On March 30, 2001, the Company amended its $160 million senior credit facility with its existing banks. Under the terms of the amended senior credit facility, borrowings consisted of a $100 million term loan and a $60 million revolving credit facility, including a $5 million swing line facility. Under the amendment, the Company made $4 million of scheduled principal installments on June 29, 2001 and September 28, 2001. Scheduled principal installments for the fiscal year ended 2001 had been reduced from $48 million under the prior agreement to $12 million under the new amendment. Each of the facilities would terminate on November 26, 2003. The interest rate was (i) an adjusted LIBOR rate, plus an applicable margin which could vary from 3.0% to 4.0% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which could vary from 2.0% to 3.0%. In each case, the applicable margin varied based on financial ratios maintained by Radiologix. The senior credit facility included certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the senior credit facility were secured by all service agreements which Radiologix is, or becomes a party to, a pledge of the stock of the Company's subsidiaries and all of Radiologix's and its wholly-owned subsidiaries' assets.

  SENIOR NOTES

     In December 2001, the Company terminated its senior credit facility with proceeds from a $160 million senior notes ("Senior Notes") issuance, due December 15, 2008. In connection with the repayment, the Company recorded an extraordinary loss from the early extinguishment of its senior credit facility debt in the amount of $4.7 million, $2.8 million after tax. The Senior Notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. The Senior Notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The Senior Notes are unsecured obligations which rank senior in right of payment to all of our subordinate indebtedness and equal in right of payment with all other senior indebtedness. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries.

  CREDIT FACILITY

     In addition to the Senior Notes issuance in December 2001, the Company entered into a credit facility whereby the Company can borrow up to $35 million. At December 31, 2001, no borrowings were outstanding under the credit facility. Under the credit facility the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations or capital expenditures and the maintenance of certain financial ratios (including minimum fixed charge to coverage ratio and maximum leverage ratio, as defined). Borrowings under the senior credit facility are secured by

                       RADIOLOGIX, INC. AND SUBSIDIARIES
all service agreements which the Company is or becomes a party to, a pledge of the stock of the Company's subsidiaries and all of the Company's and its wholly-owned subsidiaries assets.

  CONVERTIBLE SUBORDINATED DEBT

     The Company has a $24.2 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. At August 1, 2001, the convertible junior subordinated note was convertible into Radiologix's common stock at the price of $7.52 per share. If by August 1, 2002 or August 1, 2003 the closing price of Radiologix's common stock has not exceeded $7.52 for 45 of the 60 days of the determination period, the interest rate will be increased to 8.25% and 8.5%, respectively.

6.  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases office space as well as certain equipment. Future minimum lease payments under these operating leases for fiscal 2002, 2003, 2004, 2005, 2006 and thereafter are $18.1 million, $16.6 million, $16.1 million, $4.8 million, and $3.8 million, respectively. Rent expense for equipment was approximately $8.6 million, $19.2 million and $22.7 million in 1999, 2000 and 2001, respectively.

     On December 30, 1999, the Company entered into a sale-leaseback transaction in which radiology equipment with a net book value of approximately $10 million was sold for $10 million and leased back for five years. The operating lease bears interest at 9.96%, and equal monthly payments began in July 2000. In December 2001, Radiologix repurchased some of this equipment and other equipment previously held under operating leases for approximately $13.9 million. Future minimum lease payments under these operating leases would have been $3.6 million for years 2002 through 2004 and $2.3 million for 2005.

  LITIGATION

     We are not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us. All of our current litigation is (i) expected to be covered by liability insurance or (ii) not expected to adversely affect our business. Some risk exists, however, that we could subsequently be named as a defendant in additional lawsuits or that pending litigation could adversely affect us.

7.  401(k) PLAN

     The Company established a defined contribution plan (the "401(k) plan") in January 1999. Employees are eligible immediately upon date of hire. The 401(k) plan allows for an employer match of contributions made by participants after such participants have completed 1,000 hours of service. A participant vests 20% after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service.

     The Company makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. Company contributions to the plan were approximately $684,000 in 1999, $770,000 in 2000 and $856,000 in 2001.

8.  STOCKHOLDERS' EQUITY

  COMMON STOCK

     In 1999, Radiologix issued 50,264 shares of its common stock in connection with acquisitions (See Note 3). During 2001, the Company issued 117,878 shares of its common stock to Saunders Karp &

                       RADIOLOGIX, INC. AND SUBSIDIARIES

Megrue, L.P. in connection with the proposed merger between Radiologix and SKM-RD Acquisition Corp. The proposed merger was terminated in April 2001 (See
Note 11).

  STOCK OPTION PLAN

     Under the 1996 Stock Option Plan (the "Plan") 4,000,000 options to purchase shares of Radiologix's common stock may be granted to key directors, employees and other health care professionals associated with Radiologix, as defined by the Plan. Options granted under the Plan may be either incentive stock options ("ISO") or nonqualified stock options ("NQSO"). The option price per share under the Plan may not be less than 100% of the fair market value at the grant date for ISO and may not be less than 85% of the fair market value at the grant date for NQSO. All of the options granted under the Plan through December 31, 2001 were at fair market value. Generally, options vest over a 5-year period and are exercisable over a ten-year life. As of December 31, 1999, 2000 and 2001, 2,204,525, 2,530,455 and 2,902,517 shares, respectively, were outstanding under the Plan. Since the Plan's inception, the Board of Directors granted options to purchase 30,000 shares of common stock outside the Plan. Compensation expense related to the non-employee portion of these shares is not material. The exercise price ranges from $0.13 to $12.00 for each of the years ended December 31, 1999, 2000 and 2001. The following table summarizes the combined activity under the Plan and the options granted outside the Plan at December 31, 1999, 2000 and 2001 (shares in thousands):

                                              1999                 2000                 2001
                                       ------------------   ------------------   ------------------
                                                WTD. AVG.            WTD. AVG.            WTD. AVG.
                                                EXERCISE             EXERCISE             EXERCISE
                                       SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                       ------   ---------   ------   ---------   ------   ---------
Outstanding, beginning of year.......  2,117      $7.14     2,205      $7.41     2,530      $6.60
Granted..............................    414      $6.32       796      $4.14       633      $6.21
Exercised............................   (130)     $0.13       (83)     $0.13       (73)     $4.46
Cancelled............................   (196)     $7.11      (388)     $7.45      (188)     $7.07
                                       -----      -----     -----      -----     -----      -----
Outstanding, end of year.............  2,205      $7.41     2,530      $6.60     2,902      $6.55
                                       =====      =====     =====      =====     =====      =====
Exercisable, end of year.............  1,015      $7.20     1,294      $7.17     1,583      $6.99

     The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 2,902,517 options outstanding as of December 31, 2001:

                                                          WTD. AVG.            WTD. AVG.
           EXERCISE PRICE RANGE              SHARES     EXERCISE PRICE   CONTRACTUAL LIFE (YRS)
           --------------------             ---------   --------------   ----------------------
$0.13-$3.14...............................    227,000       $ 0.13                4.50
$3.15-$4.49...............................    574,892       $ 3.75                8.17
$4.50-$5.99...............................    340,700       $ 4.89                8.81
$6.00-$7.37...............................    346,000       $ 6.35                7.91
$7.38-$10.99..............................  1,132,050       $ 8.46                7.04
$11.00-$12.00.............................    281,875       $11.99                5.65

     The Company accounts for its employee stock-based compensation arrangements under the provisions of APB No. 25, "Accounting for Stock Issued to Employees." Radiologix accounts for stock-based compensation of non-employees under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Radiologix did not have any stock-based compensation to non-employees during 1999, 2000 or 2001. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value based method of accounting had been applied. Radiologix used the Black-Scholes option- pricing model to

                       RADIOLOGIX, INC. AND SUBSIDIARIES
estimate the fair value of options. The effects of applying SFAS No. 123 during 1999, 2000 and 2001 are as follows (in thousands, except per share amounts):

                                                            1999      2000     2001
                                                           -------   ------   -------
Net income:
  As reported............................................  $16,057   $4,333   $13,831
  Pro forma..............................................   14,419    2,646    12,464
Net income per share (diluted):
  As reported............................................  $  0.80   $ 0.22   $  0.66
  Pro forma..............................................     0.70     0.13      0.60

     The fair value of each option grant is estimated using the following weighted-average assumptions for grants in 1999, 2000 and 2001, respectively: risk-free interest rate of 5.8, 5.0, and 5.02 percent; expected life of 2.81,
2.81 and 2.81 years; expected volatility of 69.5, 84.3, and 73.8 percent; and dividend yield of zero in 1999, 2000 and 2001, respectively. The weighted-average grant-date fair value of new grants in 1999, 2000 and 2001 were $5.02 per share, $3.27 per share, and $6.21 per share, respectively.

9.  SERVICE FEE REVENUE

     Service fee revenue consists of the following for the years ended December 31 (in thousands):

                                                         1999       2000       2001
                                                       --------   --------   --------
Professional component...............................  $ 53,435   $ 61,061   $ 61,893
Technical component..................................   146,265    185,626    214,757
                                                       --------   --------   --------
                                                       $199,700   $246,687   $276,650
                                                       ========   ========   ========

     For the years ended December 31, 1999, 2000 and 2001, four of the Company's contracted radiology practices each contributed 10% or more of the Company's service fee revenue as follows (in thousands):

PRACTICE                                                   1999      2000      2001
--------                                                  -------   -------   -------
Advanced Radiology, P.A. ...............................  $55,823   $63,290   $72,323
Hudson Valley Radiology Associates, PLLC................   30,522    27,738    33,205
The Ide Group, P.C. ....................................   26,330    30,127    28,164
Community Radiology Associates, Inc. ...................   19,538    25,167    27,909

     The Company also periodically advances funds to the contracted radiology practices at current interest rates. Such advances are due on demand and are repaid through reductions in future physician retention payments.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

10.  INCOME TAXES

     Income tax expense in 1999, 2000 and 2001 is composed of the following amounts (in thousands):

                                                             1999      2000     2001
                                                            -------   ------   ------
Current income tax expense
  Federal.................................................  $ 9,655   $2,970   $7,746
  State and local.........................................    2,524      656    2,037
                                                            -------   ------   ------
                                                             12,179    3,626    9,783
Deferred income tax benefit
  Federal.................................................   (1,571)    (658)    (519)
  State...................................................     (262)     (68)    (137)
                                                            -------   ------   ------
                                                             (1,833)    (726)    (656)
                                                            -------   ------   ------
Income tax expense........................................  $10,346   $2,900   $9,127
                                                            =======   ======   ======

     A reconciliation between reported income tax expense and the amount computed by applying the statutory federal income tax rate of 35% for 1999, 2000 and 2001 is as follows (in thousands):

                                                             1999      2000     2001
                                                            -------   ------   ------
Computed at statutory rate................................  $ 9,241   $2,532   $8,068
State income taxes, net of Federal tax benefit............    1,380      427    1,324
Other.....................................................     (311)     (95)    (406)
Nondeductible amortization................................       36       36      141
                                                            -------   ------   ------
Income tax expense........................................  $10,346   $2,900   $9,127
                                                            =======   ======   ======

                       RADIOLOGIX, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to the deferred income taxes at December 31, 2000 and 2001, are presented below (in thousands):

                                                               2000      2001
                                                              -------   -------
Deferred tax assets
  Start-up costs............................................  $   877   $   420
  Bad debts.................................................    1,996     3,447
  Gain on sales leaseback transaction.......................      340        --
  Transaction related costs.................................      635        --
  Other.....................................................      317        --
                                                              -------   -------
                                                                4,165     3,867
Deferred tax liabilities
  Cash to accrual adjustments...............................      (57)       --
  Joint venture income......................................   (1,994)   (2,326)
  Amortization..............................................     (940)     (914)
  Depreciation..............................................   (3,332)   (3,379)
                                                              -------   -------
                                                               (6,323)   (6,619)
                                                              -------   -------
          Total net deferred tax liability..................   (2,158)   (2,752)
                                                              -------   -------
Less: Current assets and liabilities........................    1,939     3,867
                                                              -------   -------
Non-current deferred tax liabilities........................  $(4,097)  $(6,619)
                                                              =======   =======

11.  NON-RECURRING ITEMS

     During the third quarter of 2001, the Company recorded $1 million in merger related costs. The charge was our share of transaction costs incurred by Saunders Karp & Megrue, L.P. and its affiliates in connection with the proposed merger between Radiologix and SKM-RD Acquisition Corp. The proposed merger was terminated in April 2001. In the fourth quarter of 2000, the Company also incurred a $1.8 million charge for the write-off of transaction costs incurred for the proposed merger.

     In the fourth quarter of 2001, the Company recognized $1.3 million of non-operating income as partial consideration for early termination of management services provided at certain imaging sites not owned or operated by the Company.

     In the fourth quarter of 2001, upon the successful completion of the Senior Notes offering, the Company incurred $615,000 in supplemental incentive compensation.

12.  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

     In conjunction with the Senior Notes offering, the Company incurred an extraordinary loss of $4.7 million, $2.8 million after tax for the early extinguishment of debt in relation to terminating its senior credit facility with the proceeds from its Senior Notes issuance in December 2001.

13.  EARNINGS PER SHARE

     Radiologix adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares

                       RADIOLOGIX, INC. AND SUBSIDIARIES
outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible note (see Note 5) using the "if converted" method to the extent the securities are not anti-dilutive. For the year ended December 31, 2001, approximately $1.1 million of tax-effected interest savings and 2,677,828 weighted average shares related to the convertible note were included in the computation of diluted EPS. For the year ended December 31, 2000, approximately $1 million of tax-effected interest savings and 2,318,841 weighted average shares related to the convertible note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period. For the year ended December 31, 1999, approximately $399,000 of tax-effected interest savings and 947,483 weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively.

     For the years ended December 31, 1999, 2000 and 2001, 439,803, 313,561 and
415,359 shares, respectively, related to stock options were included in diluted EPS.

14.  QUARTERLY FINANCIAL DATA

     The following table presents unaudited quarterly operating results for each of Radiologix's last eight fiscal quarters. Radiologix believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods (in thousands, except per share data).

                                          2000 QUARTER ENDED                                    2001 QUARTER ENDED
                          --------------------------------------------------   -----------------------------------------------------
                          MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31(a)   MARCH 31   JUNE 30   SEPTEMBER 30(b)   DECEMBER 31(c)
                          --------   -------   ------------   --------------   --------   -------   ---------------   --------------
Service fee revenue.....  $59,251    $61,783     $62,487         $ 63,166      $65,911    $68,236       $69,175          $73,328
Income (loss) before
  income taxes and
  extraordinary loss....    6,784      7,308       7,064          (13,923)       5,830      6,586         6,305            9,060
Extraordinary loss......       --         --          --               --           --         --            --           (2,838)
Net income (loss).......  $ 4,070    $ 4,385     $ 4,246         $ (8,368)     $ 3,498    $ 3,952       $ 3,782          $ 2,599
Income (loss) per share
  before extraordinary
  loss
  Basic.................  $  0.21    $  0.22     $  0.22         $  (0.43)     $  0.18    $  0.20       $  0.19          $  0.28
  Diluted...............  $  0.20    $  0.21     $  0.20         $  (0.43)     $  0.17    $  0.19       $  0.18          $  0.24
Net Income (Loss) Per
  Share:
  Basic.................  $  0.21    $  0.22     $  0.22         $  (0.43)     $  0.18    $  0.20       $  0.19          $  0.13
  Diluted...............  $  0.20    $  0.21     $  0.20         $  (0.43)     $  0.17    $  0.19       $  0.18          $  0.12

---------------

(a) Net loss for the quarter ended December 31, 2000 includes a $13.3 million charge for the provision of uncollectible accounts, $3.7 million charge for the write-off of a note receivable and a $1.8 million charge for transaction related costs. See Note 2 to consolidated financial statements.

(b) Net income for the quarter ended September 30, 2001 includes $1 million in merger related costs. See Note 11 to consolidated financial statements.

(c) Net income for the quarter ended December 31, 2001 includes $615,000 in supplemental incentive compensation and $1.3 million of non-operating income as partial consideration for early termination of management services provided at certain imaging sites not owned or operated by the company. In

                       RADIOLOGIX, INC. AND SUBSIDIARIES
     addition, net income for the quarter ended December 31, 2001 includes a $4.7 million ($2.8 million net of tax) extraordinary charge for the early extinguishment of debt. See Notes 5 and 11 to consolidated financial statements.

15.  SEGMENT REPORTING

     The Company reports the results of its operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western regions. In addition, the Company reports the results of its operations of the imaging centers of its subsidiary, Questar. The Company's operations in each of the four designated regions are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with its diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures. The Company's services leverage our existing infrastructure and improve radiology practice or joint venture profitability, efficiency and effectiveness. The Company has divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but do not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are looked at as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with each of the contracted radiology practices in the four designated regions. In addition, any imaging centers of Questar that are in the same market as the operations of the contracted radiology practices in the four designated regions are not included in the service agreements of the contracted radiology practices. The following is a table, which summarizes the operating results and assets by the five reportable segments (dollars in thousands):

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                    MID-ATLANTIC   NORTHEASTERN    CENTRAL     WESTERN
                                     REGION(1)      REGION(2)     REGION(3)   REGION(4)   QUESTAR    TOTAL
                                    ------------   ------------   ---------   ---------   -------   --------
Service fee revenue...............    $111,701       $61,369       $34,682     $35,426    $33,472   $276,650
Total operating expense...........      77,212        45,496        22,838      26,232     27,802    199,580
                                      --------       -------       -------     -------    -------   --------
Contribution......................    $ 34,489       $15,873       $11,844     $ 9,194    $ 5,670   $ 77,070
Contribution margin...............          31%           26%           34%         26%        17%        28%
Equity in earnings of
  investments.....................    $  3,651            --         1,366          --         --   $  5,017
Minority interest.................    $   (697)           --          (451)         --         56   $ (1,092)
Depreciation and amortization
  expense.........................    $  6,674         2,977         1,543       2,719      2,629   $ 16,542
Interest expense..................    $  1,654           679           381         575      1,093   $  4,382
Income before taxes...............    $ 29,115        12,217        10,835       5,900      2,004   $ 60,071
Assets............................    $ 61,680        43,795        24,134      22,392     24,048   $176,049
Purchases of property and
  equipment(5)....................    $  4,315         2,099           672          45       (131)  $  7,000

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                              MID-ATLANTIC   NORTHEASTERN    CENTRAL     WESTERN
                               REGION(1)      REGION(2)     REGION(3)   REGION(4)   QUESTAR    TOTAL
                              ------------   ------------   ---------   ---------   -------   --------
Service fee revenue.........    $96,774        $59,865       $28,680     $28,804    $32,564   $246,687
Total operating
  expenses(6)...............     65,550         42,104        18,701      21,839     25,091    173,285
                                -------        -------       -------     -------    -------   --------
Contribution(6).............    $31,224        $17,761       $ 9,979     $ 6,965    $ 7,473   $ 73,402
Contribution margin.........         32%            30%           35%         24%        23%        30%
Equity in earnings of
  investments...............    $ 2,334             --         1,941          --         --   $  4,275
Minority interest...........    $  (446)            --          (453)         --        (50)  $   (949)
Depreciation and
  amortization expense......    $ 6,645          3,251         1,396       2,557      2,811   $ 16,660
Interest expense............    $ 1,571            802           391         670      1,507   $  4,941
Income before taxes(6)......    $24,896         13,708         9,680       3,738      3,105   $ 55,127
Assets......................    $52,766         42,381        22,395      20,191     28,440   $166,173
Purchases of property and
  equipment.................    $ 6,499          2,370           811       1,779        622   $ 12,081

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               MID-ATLANTIC   NORTHEASTERN    CENTRAL     WESTERN
                                REGION(1)      REGION(2)     REGION(3)   REGION(4)   QUESTAR    TOTAL
                               ------------   ------------   ---------   ---------   -------   --------
Service fee revenue..........    $81,993        $56,852       $24,499     $27,072    $ 9,284   $199,700
Total operating expenses.....     54,073         37,717        16,211      18,844      7,172    134,017
                                 -------        -------       -------     -------    -------   --------
Contribution.................    $27,920        $19,135       $ 8,288     $ 8,228    $ 2,112   $ 65,683
Contribution margin..........         34%            34%           34%         30%        23%        33%
Equity in earnings of
  investments................    $ 2,139             --         1,442          --         --   $  3,581
Minority interest............    $  (357)            --          (517)         --        (36)  $   (910)
Depreciation and amortization
  expense....................    $ 7,043          3,078           956       2,098      1,066   $ 14,241
Interest expense.............    $ 1,488            944           247         756        715   $  4,150
Income before taxes..........    $21,171         15,113         8,010       5,374        295   $ 49,963
Assets.......................    $56,664         36,087        19,211      18,117     18,830   $148,909
Purchases of property and
  equipment..................    $14,173          2,858         4,008       5,109        831   $ 26,979

---------------

(1) Includes the Mid-Atlantic Market.

(2) Includes the Finger Lakes and Hudson Valley Markets.

(3) Includes the South Texas, Treasure Coast and Northeast Kansas Markets.

(4) Includes the Bay Area Market.

(5) Excludes buy out of operating leases for $13.9 million.

(6) Operating expenses exclude a $13.3 million charge for uncollectible accounts receivable and a charge of $3.7 million for the write-off of a note receivable.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

     The following table is a reconciliation of the segment profit to Radiologix's consolidated reported income before taxes and extraordinary loss (dollars are in thousands):

                                                         1999      2000*       2001
                                                       --------   --------   --------
Segment profit.......................................  $ 49,963   $ 55,127   $ 60,071
Unallocated amounts:
  Merger related costs...............................        --     (1,772)    (1,000)
  Supplemental incentive compensation................        --         --       (615)
  Corporate general and administrative...............   (11,192)   (10,571)   (13,855)
  Non-operating income...............................        --         --      1,300
  Corporate depreciation and amortization............    (4,162)    (5,456)    (6,962)
  Corporate interest expense.........................    (8,206)   (13,095)   (11,158)
                                                       --------   --------   --------
Income before taxes and extraordinary loss...........  $ 26,403   $ 24,233   $ 27,781
                                                       ========   ========   ========

---------------

* Segment profit and income before taxes for 2000 excludes a $13.3 million charge for uncollectible accounts receivable and $3.7 million charge for the write-off of a note receivable. See Note 2 to the consolidated financial statements.

The following table is a reconciliation of the assets and the capital expenditures for the segments to Radiologix's consolidated assets and capital expenditures (in thousands):

                                                         1999       2000      2001*
                                                       --------   --------   --------
Assets:
  Segment amounts....................................  $148,909   $166,173   $176,049
  Corporate assets (including intangible assets).....    95,931    102,463    108,676
                                                       --------   --------   --------
  Total assets.......................................  $244,840   $268,636   $284,725
                                                       ========   ========   ========
Capital Expenditures
  Segment amounts....................................  $ 26,979   $ 12,081   $  7,000
  Corporate expenditures.............................     4,479      1,921        184
                                                       --------   --------   --------
  Total capital expenditures.........................  $ 31,458   $ 14,002   $  7,184
                                                       ========   ========   ========

---------------

* Total capital expenditures excludes the buy out of operating leases for $13.9 million. See Note 6 to the consolidated financial statements.

16.  JOINT VENTURE FINANCIAL INFORMATION

     The Company has nine unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by the contracted radiology practices in such

                       RADIOLOGIX, INC. AND SUBSIDIARIES
market area or a radiology practice that participates in the joint venture. The following table is a summary of key financial data for these joint ventures (in thousands):

                                                           1999      2000      2001
                                                          -------   -------   -------
Current assets..........................................  $13,718   $20,484   $17,005
Noncurrent assets.......................................   11,511    14,887    14,126
Current liabilities.....................................    7,577     6,501     4,690
Noncurrent liabilities..................................      676     1,616       889
Minority interest.......................................    3,581     4,274     5,017
Net revenue.............................................   30,799    42,355    43,118
Net income..............................................  $10,990   $14,248   $13,307

17.  SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with the Senior Notes, certain of the Company's subsidiaries ("Subsidiary Guarantors") guaranteed, jointly and severally, the Company's obligation to pay principal and interest on the Senior Notes on a full and unconditional basis.

     The following supplemental condensed consolidating financial information presents the balance sheet as of December 31, 2000 and 2001, and the statements of income and cash flows for the years ended December 31, 1999, 2000 and 2001. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the Non-guarantor Subsidiaries using the equity method.

     The Non-guarantor Subsidiaries include Advanced PET Imaging of Maryland, L.P., Lakewood OpenScan MR, LLC, Lexington MR, Ltd., Montgomery Community Magnetic Imaging Center Limited Partnership, Tower OpenScan MRI, and MRI at St. Joseph Medical Center LLC. The Guarantor Subsidiaries include all wholly-owned subsidiaries of Radiologix, Inc. (the "Parent").

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR                       TOTAL
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   ------------   ------------   ------------
                                                                 (IN THOUSANDS)
ASSETS
Cash and cash equivalents............  $  7,670    $   (953)     $ 4,044       $      --       $ 10,761
Accounts receivable, net.............        --      69,048        2,277              --         71,325
Other current assets.................     1,713      13,009       (1,182)             --         13,540
                                       --------    --------      -------       ---------       --------
          Total current assets.......     9,383      81,104        5,139              --         95,626
Property and equipment, net..........     1,954      54,571        3,814              --         60,339
Investment in subsidiaries...........   110,635          --           --        (110,635)            --
Intangible assets, net...............        --      96,310        1,783              --         98,093
Other assets, net....................    17,379      13,201           87              --         30,667
                                       --------    --------      -------       ---------       --------
                                       $139,351    $245,186      $10,823       $(110,635)      $284,725
                                       ========    ========      =======       =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued
  expenses...........................  $  5,777    $ 25,612      $ 3,504       $      --       $ 34,893
Current portion of long-term debt....       232       4,659          573              --          5,464
Other current liabilities............        --          55           --              --             55
                                       --------    --------      -------       ---------       --------
          Total current
            liabilities..............     6,009      30,326        4,077              --         40,412
Long-term debt, net of current
  portion............................   184,905       5,964          819              --        191,688
Other noncurrent liabilities.........   (96,039)    104,168       (1,162)             --          6,967
Minority interests...................        --          --        1,182              --          1,182
Stockholders' equity (deficit).......    44,476     104,728        5,907        (110,635)        44,476
                                       --------    --------      -------       ---------       --------
                                       $139,351    $245,186      $10,823       $(110,635)      $284,725
                                       ========    ========      =======       =========       ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR                       TOTAL
                                       PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      ---------   ----------   ------------   ------------   ------------
                                                                (IN THOUSANDS)
ASSETS:
Cash and cash equivalents...........  $     941    $    191      $ 2,488        $     --       $  3,620
Accounts receivable, net............         --      65,301        2,913              --         68,214
Other current assets................      6,466      13,240          744              --         20,450
                                      ---------    --------      -------        --------       --------
          Total current assets......      7,407      78,732        6,145              --         92,284
Property and equipment, net.........      3,193      51,327        2,855              --         57,375
Investment in subsidiaries..........     73,808          --           --         (73,808)            --
Intangible assets, net..............         --      96,862        1,986              --         98,848
Other assets, net...................     10,666       9,432           31              --         20,129
                                      ---------    --------      -------        --------       --------
                                      $  95,074    $236,353      $11,017        $(73,808)      $268,636
                                      =========    ========      =======        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued
  expenses..........................  $   6,584    $ 28,127      $ 2,005        $     --       $ 36,716
Current portion of long-term debt...     12,228       5,810          719              --         18,757
Other current liabilities...........         31          77           21              --            129
                                      ---------    --------      -------        --------       --------
          Total current
            liabilities.............     18,843      34,014        2,745              --         55,602
Long-term debt, net of current
  portion...........................    165,966       9,721        1,392              --        177,079
Other noncurrent liabilities........   (119,454)    121,875        2,462              --          4,883
Minority interests..................         --          --        1,353              --          1,353
Stockholders' equity (deficit)......     29,719      70,743        3,065         (73,808)        29,719
                                      ---------    --------      -------        --------       --------
                                      $  95,074    $236,353      $11,017        $(73,808)      $268,636
                                      =========    ========      =======        ========       ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR                       TOTAL
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   ------------   ------------   ------------
                                                                 (IN THOUSANDS)
Service Fee Revenue..................  $     --    $256,227      $20,423         $  --         $276,650
Costs and expenses:
  Salaries and benefits..............        --      73,127        2,540            --           75,667
  Field supplies.....................        --      15,238        1,276            --           16,514
  Field rent and lease expense.......        --      32,043        2,335            --           34,378
  Other field expenses...............        --      41,349        5,990            --           47,339
  Bad debt expense...................        --      24,145        1,537            --           25,682
  Merger related costs...............     1,000          --           --            --            1,000
  Supplemental incentive
     compensation....................       615          --           --            --              615
  Corporate general and
     administrative..................    13,855          --           --            --           13,855
  Depreciation and amortization......     2,938      19,795          771            --           23,504
  Interest expense, net..............    11,158       4,235          147            --           15,540
                                       --------    --------      -------         -----         --------
          Total costs and expenses...    29,566     209,932       14,596            --          254,094
                                       --------    --------      -------         -----         --------
Income (loss) before taxes, minority
  interest in consolidated
  subsidiaries and equity in earnings
  of investments.....................   (29,566)     46,295        5,827                         22,556
Equity in earnings of investments....        --       5,017           --            --            5,017
Non-operating income.................     1,300          --           --            --            1,300
Minority interests in consolidated
  subsidiaries.......................        --          --       (1,092)           --           (1,092)
                                       --------    --------      -------         -----         --------
Income (loss) before taxes...........   (28,266)     51,312        4,735            --           27,781
Income tax expense (benefit).........   (11,307)     20,525        1,894            --           11,112
                                       --------    --------      -------         -----         --------
Income before extraordinary loss.....   (16,959)     30,787        2,841            --           16,669
Extraordinary loss on early
  extinguishment of debt, net of
  tax................................    (2,838)         --           --            --           (2,838)
                                       --------    --------      -------         -----         --------
  Net income (loss)..................  $(19,797)   $ 30,787      $ 2,841         $  --         $ 13,831
                                       ========    ========      =======         =====         ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR                       TOTAL
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   ------------   ------------   ------------
                                                                 (IN THOUSANDS)
Service Fee Revenue..................  $     --    $230,988      $15,699         $  --         $246,687
Costs and expenses:
  Salaries and benefits..............        --      64,370        2,197            --           66,567
  Field supplies.....................        --      12,378          887            --           13,265
  Field rent and lease expense.......        --      28,260        1,931            --           30,191
  Other field expenses...............        --      40,763        5,108            --           45,871
  Bad debt expense...................        --      34,389           --            --           34,389
  Merger related costs...............     1,772          --           --            --            1,772
  Supplemental incentive
     compensation....................        --          --           --            --               --
  Corporate general and
     administrative..................    10,571          --           --            --           10,571
  Depreciation and amortization......     1,806      19,498          814            --           22,118
  Interest expense, net..............    13,095       4,833          108            --           18,036
                                       --------    --------      -------         -----         --------
          Total costs and expenses...    27,244     204,491       11,045            --          242,780
                                       --------    --------      -------         -----         --------
Income (loss) before taxes, minority
  interest in consolidated
  subsidiaries and equity in earnings
  of investments.....................   (27,244)     26,497        4,654            --            3,907
Equity in earnings of investments....        --       4,274           --            --            4,274
Minority interests in consolidated
  subsidiaries.......................        --          --         (948)           --             (948)
                                       --------    --------      -------         -----         --------
Income (loss) before taxes...........   (27,244)     30,771        3,706            --            7,233
Income tax expense (benefit).........   (10,891)     12,309        1,482            --            2,900
                                       --------    --------      -------         -----         --------
  Net income (loss)..................  $(16,353)   $ 18,462      $ 2,224         $  --         $  4,333
                                       ========    ========      =======         =====         ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR                       TOTAL
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   ------------   ------------   ------------
                                                                 (IN THOUSANDS)
Service Fee Revenue..................  $     --    $186,681      $13,019         $  --         $199,700
Costs and expenses:
  Salaries and benefits..............        --      51,159        1,667            --           52,826
  Field supplies.....................        --      10,851          779            --           11,630
  Field rent and lease expense.......        --      17,280        1,164            --           18,444
  Other field expenses...............        --      27,857        4,421            --           32,278
  Bad debt expense...................        --      18,834            4            --           18,838
  Corporate general and
     administrative..................    11,192          --           --            --           11,192
  Depreciation and amortization......     1,349      16,190          864            --           18,403
  Interest expense, net..............     8,206       3,974          177            --           12,357
                                       --------    --------      -------         -----         --------
          Total costs and expenses...    20,747     146,145        9,076            --          175,968
                                       --------    --------      -------         -----         --------
Income (loss) before taxes, minority
  interest in consolidated
  subsidiaries and equity in earnings
  of investments.....................   (20,747)     40,536        3,943            --           23,732
Equity in earnings of investments....        --       3,581           --            --            3,581
Minority interests in consolidated
  subsidiaries.......................        --          --         (910)           --             (910)
                                       --------    --------      -------         -----         --------
Income (loss) before taxes...........   (20,747)     44,117        3,033            --           26,403
Income tax expense...................    (8,298)     17,431        1,213            --           10,346
                                       --------    --------      -------         -----         --------
  Net income (loss)..................  $(12,449)   $ 26,686      $ 1,820         $  --         $ 16,057
                                       ========    ========      =======         =====         ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR                       TOTAL
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   ------------   ------------   ------------
                                                                 (IN THOUSANDS)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES...............  $ (3,145)   $ 35,448      $ 8,713         $  --         $ 41,016
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment,
     net.............................    (1,699)     (3,755)      (1,730)           --           (7,184)
  Buy out of operating leases........        --     (13,910)          --            --          (13,910)
  Cash paid for acquisitions.........        --        (906)          --            --             (906)
  Joint ventures.....................        --       3,951           --            --            3,951
  Other items........................       293        (316)      (1,032)           --           (1,055)
                                       --------    --------      -------         -----         --------
          Net cash used in investing
            activities...............    (1,406)    (14,936)      (2,762)           --          (19,104)
                                       --------    --------      -------         -----         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
     debt, net.......................     6,943      (7,513)        (719)           --           (1,289)
  Due to/from parent/subsidiaries....    20,811     (17,116)      (3,695)           --               --
  Other items........................   (16,474)      2,973           19            --          (13,482)
                                       --------    --------      -------         -----         --------
          Net cash provided by (used
            in) financing
            activities...............    11,280     (21,656)      (4,395)           --          (14,771)
                                       --------    --------      -------         -----         --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................     6,729      (1,144)       1,556            --            7,141
CASH AND CASH EQUIVALENTS, beginning
  of period..........................       941         191        2,488            --            3,620
                                       --------    --------      -------         -----         --------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $  7,670    $   (953)     $ 4,044         $  --         $ 10,761
                                       ========    ========      =======         =====         ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR                       TOTAL
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   ------------   ------------   ------------
                                                                 (IN THOUSANDS)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES...............  $(14,537)   $ 23,268      $ 4,594         $  --         $ 13,325
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment,
     net.............................      (731)    (11,983)      (1,288)           --          (14,002)
  Cash paid for acquisitions.........        --     (10,125)          --            --          (10,125)
  Joint ventures.....................        --       1,211           --            --            1,211
  Other items........................    (4,773)      5,257         (628)           --             (144)
                                       --------    --------      -------         -----         --------
          Net cash used in investing
            activities...............    (5,504)    (15,640)      (1,916)           --          (23,060)
                                       --------    --------      -------         -----         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
     debt, net.......................    15,694      (6,286)         180            --            9,588
  Due to/from parent/subsidiaries....     5,522      (2,756)      (2,766)           --               --
  Other items........................        --        (556)          21            --             (535)
                                       --------    --------      -------         -----         --------
          Net cash provided by (used
            in) financing
            activities...............    21,216      (9,598)      (2,565)           --            9,053
                                       --------    --------      -------         -----         --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................     1,175      (1,970)         113            --             (682)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................      (234)      2,161        2,375            --            4,302
                                       --------    --------      -------         -----         --------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $    941    $    191      $ 2,488         $  --         $  3,620
                                       ========    ========      =======         =====         ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                    SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                          PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         --------   ----------   -------------   ------------   ------------
                                                                    (IN MILLIONS)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES.................  $(10,563)   $  7,204       $ 1,897         $  --         $ (1,462)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property
     and equipment.....................        --      10,000            --            --           10,000
  Purchases of property and equipment,
     net...............................    (3,092)    (25,356)       (3,010)           --          (31,458)
  Cash paid for acquisitions...........        --     (25,406)           --            --          (25,406)
  Joint ventures.......................        --       1,907            --            --            1,907
  Other items..........................       320       3,589        (3,909)           --               --
                                         --------    --------       -------         -----         --------
          Net cash used in investing
            activities.................    (2,772)    (35,266)       (6,919)           --          (44,957)
                                         --------    --------       -------         -----         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
     debt, net.........................    50,000      (7,711)        1,931            --           44,220
  Due to/from parent/subsidiaries......   (38,649)     33,791         4,858            --               --
  Other items..........................        --         119          (103)           --               16
                                         --------    --------       -------         -----         --------
          Net cash provided by
            financing activities.......    11,351      26,199         6,686            --           44,236
                                         --------    --------       -------         -----         --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.....................    (1,984)     (1,863)        1,664            --           (2,183)
CASH AND CASH EQUIVALENTS, beginning of
  period...............................     1,750       4,024           711            --            6,485
                                         --------    --------       -------         -----         --------
CASH AND CASH EQUIVALENTS, end of
  period...............................  $   (234)   $  2,161       $ 2,375         $  --         $  4,302
                                         ========    ========       =======         =====         ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Items 401 and 405 of Regulation S-K is contained under the caption "Directors and Executive Officers" in the registrant's proxy statement for the 2002 annual meeting of stockholders and is incorporated here by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 402 of Regulation S-K is contained under the caption "Executive Compensation" in the registrant's proxy statement for the 2002 annual meeting of stockholders and is incorporated here by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 403 of Regulation S-K is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's proxy statement for the 2002 annual meeting of stockholders and is incorporated here by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 404 of Regulation S-K is contained herein under the caption "Certain Transactions" in the registrant's proxy statement for the 2002 annual meeting of stockholders and is incorporated here by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The list of financial statements and financial statement schedules filed as part of this report is incorporated here by reference to Item 8 Financial Statements and supplementary Data, "Index to Consolidated Financial Statements."

     The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

     (a) Exhibits

     (b) Financial Statement Schedules.

     Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 1999, 2000 and 2001 is included herewith.

     (c) Reports on Form 8-K. The registrant filed the following Current Reports on Form 8-K during the last quarter of 2001:

          (i) Report dated November 26, 2001, announcing the registrant's intent to offer $160 million aggregate principal amount of senior notes due 2008 in a private placement;

          (ii) Report dated December 7, 2001, announcing its agreement to sell $160 million aggregate principal amount of senior notes due 2008 at 100% of face value in a private placement; and

          (iii) Report dated December 12, 2001:

             (A) announcing its sale of $160 million aggregate principal amount of senior notes due 2008 at 100% of face value in a private placement,

             (B) confirming and adding to 2002 financial guidance, and

             (C) announcing its arrangement of a three-year $35 million revolving credit facility to bear interest at LIBOR plus a variable rate between 3.0 and 3.5% through General Electric Capital Corporation for general corporate purposes.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Radiologix has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 25, 2002.

                                          RADIOLOGIX

                                          By:       /s/ MARK L. WAGAR
                                            ------------------------------------
                                                      Mark L. Wagar
                                             Chairman of the Board and Chief
                                                    Executive Officer

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ MARK L. WAGAR                    Chairman of the Board of Directors   March 25, 2002
 ------------------------------------------------       and Chief Executive Officer
                  Mark L. Wagar                        (Principal Executive Officer)


                /s/ SAMI S. ABBASI                      Chief Financial Officer and       March 25, 2002
 ------------------------------------------------   Executive Vice President (Principal
                  Sami S. Abbasi                            Accounting Officer)


               /s/ PAUL D. FARRELL                                Director                March 25, 2002
 ------------------------------------------------
                 Paul D. Farrell


               /s/ JOSEPH C. MELLO                                Director                March 25, 2002
 ------------------------------------------------
                 Joseph C. Mello


           /s/ DERACE L. SCHAFFER, M.D.                           Director                March 25, 2002
 ------------------------------------------------
             Derace L. Schaffer, M.D.


           /s/ MICHAEL L. SHERMAN, M.D.                           Director                March 25, 2002
 ------------------------------------------------
             Michael L. Sherman, M.D.

                                RADIOLOGIX, INC.

                 SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                BALANCE AT                                   BALANCE AT
                                                BEGINNING                                      END OF
                 DESCRIPTION                    OF PERIOD    PROVISION   OTHER   WRITEOFFS     PERIOD
                 -----------                    ----------   ---------   -----   ---------   ----------
                                                                (DOLLARS IN THOUSANDS)
ALLOWANCES FOR BAD DEBT
For the Year Ended December 31, 1999..........   $18,372      18,838      637     (10,871)    $26,976
For the Year Ended December 31, 2000..........   $26,976      34,389       --     (23,264)    $38,101
For the Year Ended December 31, 2001..........   $38,101      25,682       --     (39,664)    $24,119

Amounts in "Other" category represent allowance from new affiliations.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Stock Purchase Agreement effective as of August 1, 1999 by and among American Physician Partners, Inc., Questar
          Imaging, Inc. and the shareholders of Questar Imaging, Inc.@
  3.1     Restated Certificate of Incorporation of American Physician
          Partners, Inc.***
  3.2     Amended and Restated Bylaws of American Physician Partners,
          Inc.***
  3.3     Amendment to Restated Certificate of Incorporation of
          American Physician Partners, Inc. (Incorporated by reference to Exhibit 3.3 to the registrant's Form 10-Q for the quarter ended June 30, 1999)
  3.4     Amendment to Restated Bylaws of American Physician Partners,
          Inc. (Incorporated by reference to Exhibit 3.4 to the
          registrant's Form 10-Q for the quarter ended June 30, 1999)
  4.1     Form of certificate evidencing ownership of Common Stock of
          American Physician Partners, Inc.**
  4.2     Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital
          Partners SBIC, L.P.@ (see Exhibit 4.1 thereof)
  4.3     Convertible Junior Subordinated Promissory Note dated August
          1, 1999 issued to BT Capital Partners SBIC, L.P.@ (see
          Exhibit 4.2 thereof).
  4.4     Indenture dated as of December 12, 2001, among Radiologix,
          Inc., as Issuer, its subsidiaries identified in the
          Indenture, as Guarantors, and U.S. Bank, N.A., as Trustee,
          with respect to $160 Million 10 1/2% Senior Notes due
          December 15, 2008.*
  4.5     Registration Rights Agreement dated December 12, 2001, among
          Radiologix, Inc., as Issuer, its subsidiaries identified in the Registration Rights Agreement, as Guarantors, and
          Jefferies & Company, Inc. and Deutsche Banc Alex. Brown
          Inc., as Initial Purchasers, with respect to $160 Million
          10 1/2% Senior Notes due December 15, 2008.*
 10.1     American Physician Partners, Inc. 1996 Stock Option Plan.**
 10.2     Amended and Restated Credit Agreement dated December 12,
          2001, among Radiologix, Inc., as Borrower, the Signatory
          Lenders, and General Electric Capital Corporation, as Agent
          and Lender.*
 10.3     Employment Agreement between American Physician Partners,
          Inc. and Mark S. Martin.**
 10.4     Employment Agreement between American Physician Partners,
          Inc. and Paul M. Jolas.**
 10.5     Form of Indemnification Agreement for certain Directors and
          Officers.***
 10.6     Service Agreement dated November 26, 1997, by and among
          American Physician Partners, Inc., APPI-Advanced Radiology,
          Inc. and Carroll Imaging Associates, P.A., Diagnostic
          Imaging Associates, P.A., Drs. Thomas, Wallop, Kim & Lewis,
          P.A., Drs. Copeland, Hyman and Shackman, P.A., Drs. Decarlo,
          Lyon, Hearn & Pazourek, P.A., Harbor Radiologists, P.A.,
          Perilla, Sindler & Associates, P.A.**
 10.7     Service Agreement dated November 26, 1997, by and among
          American Physician Partners, Inc., Ide Admin Corp. and Ide
          Imaging Group, P.C.**
 10.8     Service Agreement dated November 26, 1997, by and among
          American Physician Partners, Inc., M & S X-Ray Associates,
          P.A. and M&S Imaging Associates, P.A.**
 10.9     Service Agreement dated November 26, 1997, by and among
          American Physician Partners, Inc., Rockland Radiological
          Group, P.C. and The Greater Rockland Radiological Group,
          P.C.**
 10.10    Service Agreement dated November, by and among American
          Physician Partners, Inc., Advanced Imaging of Orange County,
          P.C. and The Greater Rockland Radiological Group, P.C.**
 10.11    Service Agreement dated November 26, 1997, by and among
          American Physician Partners, Inc., Central Imaging
          Associates, P.C. and The Greater Rockland Radiological
          Group, P.C.**

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.12    Service Agreement dated November 26, 1997, by and among
          American Physician Partners, Inc., Nyack Magnetic Resonance
          Imaging, P.C. and The Greater Rockland Radiological Group,
          P.C.**
 10.13    Service Agreement dated November 26, 1997, by and among
          American Physician Partners, Inc., Pelham Imaging
          Associates, P.C. and The Greater Rockland Radiological
          Group, P.C.**
 10.14    Service Agreement dated November 26, 1997, by and among
          American Physician Partners, Inc., Women's Imaging
          Consultants, P.C. and The Greater Rockland Radiological
          Group, P.C.**
 10.15    Service Agreement dated November 26, 1997, by and among
          American Physician Partners, Inc., Radiology and Nuclear
          Medicine, a Professional Association and RNM L.L.C.**
 10.16    Service Agreement dated November 26, 1997, by and among
          American Physician Partners, Inc., APPI-Valley Radiology,
          Inc. and Valley Radiology Medical Associates, Inc.**
 10.17    Service Agreement dated January 1, 1998, by and among
          American Physician Partners, Inc., Community Imaging
          Partners, Inc., Community Radiology Associates, Inc. and
          Drs. Korsower and Pion Radiology, P.A. (Incorporated by
          reference to Exhibit 10.37 to the registrant's Form 10-Q for the quarter ended March 31, 1998)
 10.18    Service Agreement dated April 1, 1998, by and among American
          Physician Partners, Inc., Treasure Coast Imaging Partners,
          Inc. and Radiology Imaging Associates -- Basilico, Gallagher
          & Raffa, M.D., P.A. (Incorporated by reference to Exhibit
          10.38 to the registrant's Form 10-Q for the quarter ended
          June 30, 1998)
 10.19    Employment Agreement between American Physician Partners,
          Inc. and Mark L. Wagar. (Incorporated by reference to
          Exhibit 10.40 to the registrant's Form 10-Q for the quarter ended June 30, 1998)
 10.20    Service Agreement dated September 1, 1998, by and among
          American Physician Partners, Inc., WB&A Imaging Partners,
          Inc. and WB&A Imaging, P.C. (Incorporated by reference to
          Exhibit 10.41 to the registrant's Form 10-Q for the quarter ended September 30, 1998)
 10.21    Office Building Lease Agreement between The Equitable-Nissei
          Dallas Company and Fibreboard Corporation. (Incorporated by
          reference to Exhibit 10.42 to the registrant's Form 10-Q for the quarter ended September 30, 1998)
 10.22    First Amendment to Employment Agreement between American
          Physician Partners, Inc. and Mark L. Wagar.+
 10.23    First Amendment to Employment Agreement between American
          Physician Partners, Inc. and Mark S. Martin.+
 10.24    First Amendment to Employment Agreement between American
          Physician Partners, Inc. and Paul M. Jolas.+
 10.25    Amendment No. 1 to American Physician Partners, Inc. 1996
          Stock Option Plan. (Incorporated by reference to Exhibit
          10.48 to the registrant's Form 10-Q for the quarter ended
          June 30, 1999)
 10.26    Amendment No. 2 of Employment Agreement between Radiologix,
          Inc. and Mark S. Martin. (Incorporated by reference to
          Exhibit 10.49 to the registrant's Form 10-Q for the quarter ended March 31, 2000)
 10.27    Amendment No. 2 of Employment Agreement between Radiologix,
          Inc. and Mark L. Wagar.#
 10.28    Amendment No. 3 of Employment Agreement between Radiologix,
          Inc. and Mark S. Martin.#
 10.29    Amendment No. 2 of Employment Agreement between Radiologix,
          Inc. and Paul M. Jolas.#
 10.30    Amended and Restated Agreement and Plan of Merger, dated as of September 12, 2000, as amended by and among Radiologix,
          Inc., SKM-RD LLC and SKM-RD Acquisition Corp. (Incorporated
          by reference to the Registrant's Registration Statement No.
          333-45790 on Form S-4.) (see Exhibit 2 thereof)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.31    Second Amendment to Amended and Restated Agreement and Plan
          of Merger, dated as of February 20, 2001, by and among
          Radiologix, Inc., SKM-RD LLC and SKM-RD Acquisition Corp.
          (Incorporated by reference to the Registrant's Registration
          Statement No. 333-45790 on Form S-4.)
 10.32    Assignment and Assumption Agreement dated March 2001, by and between Fibreboard Corporation and Radiologix, Inc.
          (Incorporated by reference to the Registrant's Registration
          Statement No. 333-45790 on Form S-4.)
 10.33    Employment Agreement between Radiologix, Inc. and Sami S.
          Abbasi dated as of December 13, 2000 (Incorporated by
          reference to the Registrant's Registration Statement No.
          333-45790 on Form S-4.)
 10.34    Amendment No. 3 of Employment Agreement between Radiologix,
          Inc. and Paul M. Jolas. (Incorporated by reference to the
          Registrant's Registration Statement No. 333-45790 on Form
          S-4.)
 10.35    Service Agreement dated November 26, 1997, by and among
          American Physician Partners, Inc., APPI-Pacific Imaging Inc.
          and PIC Medical Group, Inc.**
 21.1     Subsidiaries*
 23.1     Consent of Arthur Andersen LLP*
 24.1     Power of Attorney (contained on the signature page of this
          Form 10-K)*
 99.1     Letter acknowledging receipt of Arthur Andersen LLP
          letters.*

---------------

*      Filed herewith.

** Incorporated by reference to Exhibits 4.1, 10.1, 10.3 and 10.5 through 10.19, respectively, to the registrant's Registration Statement No. 333-31611 on Form S-4.

*** Incorporated by reference to the corresponding Exhibit number to the registrant's Registration Statement No. 333-30205 on Form S-1.

+ Incorporated by reference to Exhibits 10.44, 10.45 and 10.47, respectively, to the registrant's Form 10-Q for the quarter ended March 31, 1999.

@ Incorporated by reference to Exhibits 2.1, 4.1 and 4.2, respectively, to the Registrant's Form 8-K filed on August 3, 1999.

# Incorporated by reference to Exhibits 10.50, 10.51 and 10.52 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.