Form 10-Q
period 2002-03-31
RADIOLOGIX INC
filed 2002-05-15
CIK 1031329

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________________________________________

                           COMMISSION FILE NO. 0-23311

                                RADIOLOGIX, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              75-2648089
(State or other jurisdiction                                 (I.R.S. Employer
    of incorporation or                                     Identification No.)
       organization)

                                2200 ROSS AVENUE
                           3600 JP MORGAN CHASE TOWER
                            DALLAS, TEXAS 75201-2776
          (Address of principal executive offices, including zip code)

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

                              Yes [ X ]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                  Outstanding at May 13, 2002
-------------------------------                     ---------------------------
COMMON STOCK, $0.0001 PAR VALUE                          20,403,974 SHARES


================================================================================

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX


FORM 10-Q ITEM                                                                                                PAGE
PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Consolidated Balance Sheets as of December 31, 2001 (Audited) and
                     March 31, 2002 (Unaudited)...............................................................  1

                     Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2001 and 2002............................................................  2

                     Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2001 and 2002............................................................  3

                     Notes to Consolidated Financial Statements (Unaudited)...................................  4

           Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ... 17

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk .............................. 21

PART II.  OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K......................................................... 22

SIGNATURES.................................................................................................... 23

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               DECEMBER 31,    MARCH 31,
                                                               ------------   ------------
                                                                   2001           2002
                                                               ------------   ------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents .................................  $     10,761   $     17,472
  Accounts receivable, net of allowances ....................        71,325         70,172
  Due from affiliates .......................................         2,673          5,428
  Income tax receivable .....................................           350            350
  Other current assets ......................................        10,517          8,321
                                                               ------------   ------------
      Total current assets ..................................        95,626        101,743
PROPERTY AND EQUIPMENT, net .................................        60,339         57,447
INVESTMENTS IN JOINT VENTURES ...............................         7,095          8,138
GOODWILL ....................................................        28,510         28,510
INTANGIBLE ASSETS, net ......................................        69,583         68,746
DEFERRED FINANCING COSTS, net ...............................        10,837         10,629
OTHER ASSETS
       Deferred income tax asset ............................         3,867          3,867
       Notes receivable .....................................         6,184          6,357
       Other assets, net ....................................         2,684          2,740
                                                               ------------   ------------
      Total assets ..........................................  $    284,725   $    288,177
                                                               ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses .....................  $     17,743   $     20,080
  Accrued physician retention ...............................         8,832          9,995
  Accrued salaries and benefits .............................         8,318          5,661
  Current portion of long term debt .........................           398            350
  Current portion of capital lease obligations ..............         5,066          4,919
  Other current liabilities .................................            55             63
                                                               ------------   ------------
      Total current liabilities .............................        40,412         41,068
DEFERRED INCOME TAXES .......................................         6,619          6,619
LONG-TERM DEBT, net of current portion ......................       184,905        179,766
CAPITAL LEASE OBLIGATIONS, net of current portion ...........         6,783          5,330
OTHER LIABILITIES ...........................................           348            178
                                                               ------------   ------------
      Total liabilities .....................................       239,067        232,961
                                                               ------------   ------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .............         1,182          1,402

STOCKHOLDERS' EQUITY:
  Common stock ..............................................             2              2
  Additional paid-in capital ................................           347          5,437
  Treasury stock ............................................          --             (180)
  Retained earnings .........................................        44,127         48,555
                                                               ------------   ------------
      Total stockholders' equity ............................        44,476         53,814
                                                               ------------   ------------
      Total liabilities and stockholders' equity ............  $    284,725   $    288,177
                                                               ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ----------------------------
                                                         2001            2002
                                                     ------------    ------------
                                                             (UNAUDITED)
SERVICE FEE REVENUE ..............................   $     65,911    $     72,722
COSTS AND EXPENSES:
  Salaries and benefits ..........................         18,429          20,536
  Field supplies .................................          3,842           4,305
  Field rent and lease expense ...................          8,228           8,078
  Other field expenses ...........................         11,431          12,075
  Bad debt expense ...............................          6,406           6,102
  Corporate general and administrative ...........          2,970           3,905
  Depreciation and amortization ..................          5,603           6,206
  Interest expense, net ..........................          4,400           4,894
                                                     ------------    ------------

INCOME BEFORE TAXES, EQUITY IN EARNINGS OF
INVESTMENTS AND MINORITY INTERESTS IN
CONSOLIDATED SUBSIDIARIES ........................          4,602           6,621


Equity In Earnings Of Investments ................          1,492           1,121

Minority Interests In Consolidated Subsidiaries ..           (264)           (361)
                                                     ------------    ------------

INCOME BEFORE INCOME TAXES .......................          5,830           7,381

Income Tax Expense ...............................          2,332           2,952
                                                     ------------    ------------

NET INCOME .......................................   $      3,498    $      4,429
                                                     ============    ============

NET INCOME PER COMMON SHARE:
  Basic ..........................................   $        .18    $        .22
  Diluted ........................................   $        .17    $        .20

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ..........................................     19,507,301      20,023,179
  Diluted ........................................     22,171,451      23,966,896



     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ------------------------------
                                                                        2001             2002
                                                                    -------------    -------------
                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................  $       3,498    $       4,429
  Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interests .........................................            264              361
      Depreciation and amortization ..............................          5,603            6,206
      Equity in earnings of investments ..........................         (1,492)          (1,121)
      Non-cash income from receipt of treasury stock .............             --             (180)
      Changes in assets and liabilities:
        Accounts receivable, net .................................         (3,189)          (2,695)
        Other receivables and current assets .....................          3,790            3,114
        Accounts payable and accrued expenses ....................          2,352              681
                                                                    -------------    -------------
           Net cash provided by operating activities .............         10,826           10,795
                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ............................         (2,317)          (2,987)
  Joint ventures .................................................            678              (63)
  Other investments ..............................................          1,802              845
                                                                    -------------    -------------
      Net cash provided by (used in) investing activities ........            163           (2,205)
                                                                    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Senior credit facility, net ....................................          3,000               --
  Payments on long-term debt .....................................         (1,813)          (1,738)
  Financing costs ................................................             --             (182)
  Proceeds from exercise of stock options ........................             --               41
  Other ..........................................................         (2,748)              --
                                                                    -------------    -------------
      Net cash used in financing activities ......................         (1,561)          (1,879)
                                                                    -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........................          9,428            6,711

CASH AND CASH EQUIVALENTS, beginning of period ...................          3,620           10,761
                                                                    -------------    -------------

CASH AND CASH EQUIVALENTS, end of period..........................  $      13,048    $      17,472
                                                                    =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    DESCRIPTION OF BUSINESS

      Radiologix, Inc. (together with its subsidiaries, "Radiologix" or the "Company"), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (or MRI), computed tomography (or
CT), positron emission tomography (or PET), nuclear medicine, ultrasound, mammography, bone densitometry (or DEXA), general radiography (or X-ray) and fluoroscopy. Radiologix operates 118 diagnostic imaging centers located in 18 states, with a concentration of diagnostic imaging centers in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia. Radiologix offers multi-modality imaging services at 70 of its diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

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

Impairment of Long-Lived Assets

      Subsequent to an acquisition, Radiologix continually evaluates whether events and circumstances have occurred that indicate the remaining balance of the intangible assets and property and equipment may not be recoverable or that the remaining useful lives may warrant revision. Radiologix evaluates the potential impairment of intangibles separately from property and equipment. When factors indicate that intangible assets or property and equipment should be evaluated for possible impairment, Radiologix determines whether the intangible assets or property and equipment are recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the related asset. In making this determination, Radiologix uses an estimate of the related contracted radiology practices' and diagnostic imaging services' undiscounted cash flows over the remaining lives of the intangible assets or the property and equipment and compare it to the contracted radiology practices' and diagnostic imaging centers' intangible assets or property and equipment balances. When an adjustment is required, Radiologix evaluates the remaining amortization periods. An impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Radiologix recorded no impairment charges during 2001 or 2002.

Recent Accounting Pronouncement

      Radiologix adopted Statement of Financial Accounting Standards ("SFAS") "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121; however, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No, 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of.

      Radiologix adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair value based test. The Company's service agreements, included in the consolidated balance sheets as intangible assets, net, are not considered to have an indefinite useful life and will continue to be amortized over a useful life of 25 years.

      As required by the statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result, $28.5 million of intangible assets, primarily relating to acquired intangible assets, were transferred to goodwill as of January 1, 2002.

With the adoption of the statement, Radiologix ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results on a comparable basis (in thousands):

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ------------------------------
                                                      2001             2002
                                                  -------------    -------------
Net Income ...................................    $       3,498    $       4,429
Goodwill (net of tax) ........................              181               --
                                                  -------------    -------------
Adjusted Net Income ..........................    $       3,679    $       4,429
                                                  =============    =============

Basic Earnings Per Share:
      Net Income .............................    $         .18    $         .22
      Goodwill, net of tax ...................              .01               --
                                                  -------------    -------------
      Adjusted Net Income ....................    $         .19    $         .22
                                                  =============    =============

Diluted Earnings Per Share:
      Net Income .............................    $         .17    $         .20
      Goodwill, net of tax ...................              .01               --
                                                  -------------    -------------
      Adjusted Net Income ....................    $         .18    $         .20
                                                  =============    =============

As of January 1, 2002, Radiologix completed a goodwill impairment test. This test involved the use of estimates related to the fair market value of Radiologix's reporting units with which the goodwill was associated. No impairment was indicated at that time.

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

      The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers for the three months ended March 31, 2001 and 2002 that would have been presented in the consolidated statements of income had Radiologix met the provisions of EITF 97-2 (in thousands):

                                                                    2001         2002
                                                                  ---------    ---------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual allowances ...   $  92,285    $  99,529
Less: amounts retained by contracted radiology practices ......     (26,374)     (26,807)
                                                                  ---------    ---------
Service fee revenue, as reported ..............................   $  65,911    $  72,722
                                                                  =========    =========

      Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practice and diagnostic imaging center based on established charges and reduced by contractual allowances and estimated bad debts. Estimated bad debts are recognized as a cost and expense rather than a deduction from revenue. The Company uses historical collection experience in estimating its contractual allowances and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known.

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

Service fee revenue consists of the following for the three months ended March 31 (in thousands):


                                                       2001             2002
                                                   ------------     ------------
Professional component .......................     $     15,234     $     14,794
Technical component ..........................           50,677           57,928
                                                   ------------     ------------
                                                   $     65,911     $     72,722
                                                   ============     ============

3.    LONG TERM DEBT

Senior Notes

      In December 2001, the Company terminated its senior credit facility with proceeds from a $160 million senior notes ("Senior Notes") issuance, due December 15, 2008. In connection with the repayment, the Company recorded in December 2001 an extraordinary loss from the early extinguishment of its senior credit facility debt in the amount of $4.7 million, $2.8 million after tax. The Senior Notes bear interest at an annual rate of 10-1/2% payable semiannually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. The Senior Notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The Senior Notes are unsecured obligations which rank senior in right of payment to all of our subordinate indebtedness and equal in right of payment with all other senior indebtedness. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries.

Credit Facility

      In addition to the Senior Notes issuance in December 2001, the Company entered into a credit facility whereby the Company can borrow up to $35 million. At March 31, 2002, no borrowings were outstanding under the credit facility. Under the credit facility the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the senior credit facility are secured by all service agreements which the Company is or becomes a party to, a pledge of the stock of the Company's subsidiaries and all of the Company's and its wholly owned subsidiaries assets.

Convertible Subordinated Debt

      The Company has a $19.2 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. If by August 1, 2002 or August 1, 2003 the closing price of Radiologix's common stock has not exceeded $7.52 for 45 of the 60 days of the determination period, the interest rate will be increased to 8.25% and 8.5%, respectively. In February 2002, approximately $4.8 million of the convertible junior subordinated note was converted into 633,862 shares. In March 2002, approximately $219,000 of the convertible junior subordinated note was converted into 37,476 shares.


4.    EARNINGS PER SHARE

      Radiologix adopted the SFAS No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. For the three months ended March 31, 2001 and 2002, 302,275 and 1,159,546 shares, respectively, related to stock options were included in diluted EPS. Diluted EPS also includes the effect of the convertible note (see Note 3) using the "if converted" method to the extent the securities are not anti-dilutive. For the three months ended March 31, 2001, and 2002, under the "if converted" method, $251,000 and $261,000, respectively, of tax effected interest savings and 2,318,841 and 2,783,631, respectively, weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively.


5.    SEGMENT REPORTING

      The Company reports the results of its operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western regions. In addition, the Company reports the results of its operations of the imaging centers of its subsidiary, Questar. The Company's operations in each of the four designated regions are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with its diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures. The Company's services leverage our existing infrastructure and improve radiology practice or joint venture profitability, efficiency and effectiveness. The Company has divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but do not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are looked at as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with each of the contracted radiology practices in the four designated regions. In addition, any imaging centers of Questar that are in the same region as the operations of the contracted radiology practices in the four designated regions are not included in the service agreements of the contracted radiology practices. The following is a table, which summarizes the operating results and assets by the five reportable segments:

                                                      FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                                    (IN THOUSANDS)
                           -----------------------------------------------------------------------------------------------------
                           Mid-Atlantic      Northeastern       Central          Western
                            Region (1)         Region (2)       Region (3)       Region (4)       Questar (5)        Total
                           -------------     -------------    -------------     -------------    -------------     -------------
Service fee revenue        $      30,275            16,208            8,674             8,605            8,960     $      72,722
Total operating expenses   $      20,480            11,587            5,904             6,355            6,950     $      51,276
                           -------------     -------------    -------------     -------------    -------------     -------------
Contribution               $       9,795             4,621            2,770             2,250            2,010     $      21,446
Contribution margin                   32%               29%              32%               26%              22%               30%
Equity in earnings of
  Investments              $         866                --              255                --               --     $       1,121
Minority interest          $        (246)               --             (108)               --               (7)    $        (361)
Depreciation and
  amortization expense     $       1,952               851              484               878              658     $       4,823
Interest expense           $         489               192              140               233              215     $       1,269
Income before taxes        $       7,974             3,578            2,293             1,139            1,130     $      16,114

Assets                     $      63,781            44,326           24,956            21,139           20,996     $     175,198
Purchases of property
   and equipment           $       1,468             1,586             (464)              208               --     $       2,798

                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                                    (IN THOUSANDS)
                           -----------------------------------------------------------------------------------------------------
                            Mid-Atlantic     Northeastern        Central           Western
                             Region(1)         Region(2)        Region(3)         Region(4)       Questar(5)           Total
                           -------------     -------------    -------------     -------------    -------------     -------------
Service fee revenue        $      26,445            15,046            8,231             7,822            8,367     $      65,911
Total operating expenses   $      18,522            11,114            5,349             6,238            7,113     $      48,336
                           -------------     -------------    -------------     -------------    -------------     -------------
Contribution               $       7,923             3,932            2,882             1,584            1,254     $      17,575
Contribution margin                   30%               26%              35%               20%              15%               27%
Equity in earnings of
  investments              $       1,100                --              392                --               --     $       1,492
Minority interest          $        (153)               --             (110)               --               (1)    $        (264)
Depreciation and
  amortization expense     $       1,625               757              355               682              677     $       4,096
Interest expense           $         422               180               99               149              298     $       1,148
Income before taxes        $       6,823             2,995            2,710               753              278     $      13,559

Assets                     $      52,319            42,494           22,817            19,628           27,796     $     165,054
Purchases of property
   and equipment           $       1,570               248              277               122               17     $       2,234

(1)   Includes the Baltimore/Washington, D.C. Metropolitan area.

(2) Includes Rochester, New York, Rockland County, New York and the surrounding areas.

(3) Includes San Antonio, Texas, St. Lucie County, Florida, Topeka, Kansas, Northeast Kansas and the surrounding areas

(4) Includes the San Francisco/Oakland/San Jose, California and surrounding areas

(5) Includes diagnostic imaging centers in Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Kansas, Minnesota, Missouri, Nebraska, Nevada, Ohio and Pennsylvania that were acquired as part of the Questar acquisition and that have not been integrated into pre-existing Radiologix market areas.

Corporate assets, including intangible assets, as of March 31, 2001 and 2002 were $119,671 and $112,979, respectively.

The following is a reconciliation of income before taxes and purchases of property and equipment by the Company's five reportable segments to the Company's consolidated financial statements for the three months ended March 31, in thousands:

                                                     2001             2002
                                                 -------------    -------------
Segment profit                                   $      13,559    $      16,114
Unallocated amounts:
  Corporate general and administrative                  (2,970)          (3,905)
  Corporate other income                                    --              180
  Corporate depreciation and amortization               (1,507)          (1,383)
  Corporate interest expense                            (3,252)          (3,625)
                                                 -------------    -------------
Income before taxes                              $       5,830    $       7,381
                                                 =============    =============

Expenditures:                                             2001             2002
                                                 -------------    -------------
   Segment purchases of property and equipment   $       2,234    $       2,798
   Corporate purchases of property and
       equipment                                            83              189
                                                 -------------    -------------
   Total purchases of property and equipment     $       2,317    $       2,987
                                                 =============    =============

6.    SUPPLEMENTAL GUARANTOR INFORMATION

      In connection with the Senior Notes, certain of the Company's subsidiaries ("Subsidiary Guarantors") guaranteed, jointly and severally, the Company's obligation to pay principal and interest on the Senior Notes on a full and unconditional basis.

      The following supplemental condensed consolidating financial information presents the balance sheet as of December 31, 2001 and March 31, 2002, and the statements of income and cash flows for the three months ended March 31, 2001 and 2002. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the non-guarantor subsidiaries using the equity method.

      The non-guarantor subsidiaries include Advanced PET Imaging of Maryland, L.P., Lakewood OpenScan MR, LLC, Lexington MR, Ltd., Montgomery Community Magnetic Imaging Center Limited Partnership, Tower OpenScan MRI, and MRI at St. Joseph Medical Center LLC. The Guarantor Subsidiaries include all wholly owned subsidiaries of Radiologix, Inc. (the "Parent").

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

                                 MARCH 31, 2002
                                 (IN THOUSANDS)

                                                              SUBSIDIARY      NON-GUARANTOR                         TOTAL
                                              PARENT          GUARANTORS      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                            -------------    -------------    -------------    -------------    -------------
ASSETS:

Cash and cash equivalents ...............   $      14,432    $         498    $       2,542    $          --    $      17,472
Accounts receivable, net ................              --           67,638            2,534               --           70,172
Other current assets ....................             124           14,169             (194)              --           14,099
                                            -------------    -------------    -------------    -------------    -------------
          Total current assets ..........          14,556           82,305            4,882               --          101,743
Property and equipment, net .............           2,370           51,460            3,617               --           57,447
Investment in subsidiaries ..............         119,869               --               --         (119,869)              --
Goodwill ................................              --           28,510               --               --           28,510
Intangible assets, net ..................              --           67,016            1,730               --           68,746
Other assets, net .......................          16,816           14,860               55               --           31,731
                                            -------------    -------------    -------------    -------------    -------------
                                            $     153,611    $     244,151    $      10,284    $    (119,869)   $     288,177
                                            =============    =============    =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT):
Accounts payable and accrued expenses ...   $      11,086    $      22,714    $       1,936    $          --    $      35,736
Current portion of long-term debt .......              71            4,512              686               --            5,269
Other current liabilities ...............              91              (28)              --               --               63
                                            -------------    -------------    -------------    -------------    -------------
          Total current liabilities .....          11,248           27,198            2,622               --           41,068
Long-term debt, net of current portion ..         178,830            4,680            1,586               --          185,096
Other noncurrent liabilities ............         (90,281)          99,157           (2,079)              --            6,797
Minority interests ......................              --               --            1,402               --            1,402
Stockholders' equity (deficit) ..........          53,814          113,116            6,753         (119,869)          53,814
                                            -------------    -------------    -------------    -------------    -------------
                                            $     153,611    $     244,151    $      10,284    $    (119,869)   $     288,177
                                            =============    =============    =============    =============    =============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING BALANCE SHEET (AUDITED)

                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                               SUBSIDIARY     NON-GUARANTOR                          TOTAL
                                               PARENT          GUARANTORS     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                            -------------    -------------    -------------    -------------    -------------
ASSETS:

Cash and cash equivalents ...............   $       7,670    $        (953)   $       4,044    $          --    $      10,761
Accounts receivable, net ................              --           69,048            2,277               --           71,325
Other current assets ....................           1,713           13,009           (1,182)              --           13,540
                                            -------------    -------------    -------------    -------------    -------------
          Total current assets ..........           9,383           81,104            5,139               --           95,626
Property and equipment, net .............           1,954           54,571            3,814               --           60,339
Investment in subsidiaries ..............         110,635               --               --         (110,635)              --
Goodwill ................................              --           28,510               --               --           28,510
Intangible assets, net ..................              --           67,800            1,783               --           69,583
Other assets, net .......................          17,379           13,201               87               --           30,667
                                            -------------    -------------    -------------    -------------    -------------
                                            $     139,351    $     245,186    $      10,823    $    (110,635)   $     284,725
                                            =============    =============    =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT):

Accounts payable and accrued expenses ...   $       5,777    $      25,612    $       3,504    $          --    $      34,893
Current portion of long-term debt .......             232            4,659              573               --            5,464
Other current liabilities ...............              --               55               --               --               55
                                            -------------    -------------    -------------    -------------    -------------
          Total current liabilities .....           6,009           30,326            4,077               --           40,412
Long-term debt, net of current portion ..         184,905            5,964              819               --          191,688
Other noncurrent liabilities ............         (96,039)         104,168           (1,162)              --            6,967
Minority interests ......................              --               --            1,182               --            1,182
Stockholders' equity (deficit) ..........          44,476          104,728            5,907         (110,635)          44,476
                                            -------------    -------------    -------------    -------------    -------------
                                            $     139,351    $     245,186    $      10,823    $    (110,635)   $     284,725
                                            =============    =============    =============    =============    =============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                                      SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                      PARENT          GUARANTORS    SUBSIDIARIES      ELIMINATIONS   CONSOLIDATED
                                                   -------------    -------------   -------------    -------------   -------------
Service fee revenue ............................   $          --    $      67,025   $       5,697    $          --   $      72,722
Costs and expenses:
    Salaries and benefits ......................              --           19,777             759               --          20,536
    Field supplies .............................              --            4,012             293               --           4,305
    Field rent and lease expense ...............              --            7,576             502               --           8,078
    Other field expenses .......................            (180)          10,622           1,633               --          12,075
    Bad debt expense ...........................              --            5,715             387               --           6,102
    Corporate general and administrative .......           3,905               --              --               --           3,905
    Depreciation and amortization ..............             659            5,298             249               --           6,206
    Interest expense, net ......................           3,625            1,166             103               --           4,894
                                                   -------------    -------------   -------------    -------------   -------------
           Total costs and expenses ............           8,009           54,166           3,926               --          66,101
                                                   -------------    -------------   -------------    -------------   -------------
Income (loss) before taxes, minority ...........          (8,009)          12,859           1,771               --           6,621
    interest in consolidated subsidiaries and
    equity in earnings of investments
Equity in earnings of investments ..............              --            1,121              --               --           1,121
Minority interests in consolidated
    subsidiaries ...............................              --               --            (361)              --            (361)
                                                   -------------    -------------   -------------    -------------   -------------
Income (loss) before taxes .....................          (8,009)          13,980           1,410               --           7,381
Income tax expense (benefit) ...................          (3,204)           5,592             564               --           2,952
                                                   -------------    -------------   -------------    -------------   -------------
    Net income (loss) ..........................   $      (4,805)   $       8,388   $         846    $          --   $       4,429
                                                   =============    =============   =============    =============   =============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                     SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                     PARENT          GUARANTORS    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                  -------------    -------------   -------------    -------------   -------------
Service fee revenue ...........................   $          --    $      61,007   $       4,904    $          --   $      65,911
Costs and expenses:
    Salaries and benefits .....................              --           17,805             624               --          18,429
    Field supplies ............................              --            3,551             291               --           3,842
    Field rent and lease expense ..............              --            7,628             600               --           8,228
    Other field expenses ......................              --            9,926           1,505               --          11,431
    Bad debt expense ..........................              --            6,025             381               --           6,406
    Corporate general and administrative ......           2,970               --              --               --           2,970
    Depreciation and amortization .............             532            4,885             186               --           5,603
    Interest expense, net .....................           3,252            1,122              26               --           4,400
                                                  -------------    -------------   -------------    -------------   -------------
           Total costs and expenses ...........           6,754           50,942           3,613               --          61,309
                                                  -------------    -------------   -------------    -------------   -------------
Income (loss) before taxes, minority ..........          (6,754)          10,065           1,291               --           4,602
    interest in consolidated subsidiaries and
    equity in earnings of investments
Equity in earnings of investments .............              --            1,492              --               --           1,492
Minority interests in consolidated
    subsidiaries ..............................              --               --            (264)              --            (264)
                                                  -------------    -------------   -------------    -------------   -------------
Income (loss) before taxes ....................          (6,754)          11,557           1,027               --           5,830
Income tax expense (benefit) ..................          (2,702)           4,623             411               --           2,332
                                                  -------------    -------------   -------------    -------------   -------------
    Net income (loss) .........................   $      (4,052)   $       6,934   $         616    $          --   $       3,498
                                                  =============    =============   =============    =============   =============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                                     SUBSIDIARY     NON-GUARANTOR                       TOTAL
                                                     PARENT          GUARANTORS     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                  -------------    -------------    -------------    -------------   -------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ........................   $       3,053    $       9,099    $      (1,357)              --   $      10,795

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of property and equipment, net .....          (1,075)          (1,860)             (52)              --          (2,987)
  Joint ventures ..............................              --              (63)              --               --             (63)
  Other items .................................             356              545              (56)              --             845
                                                  -------------    -------------    -------------    -------------   -------------
          Net cash used in investing activities            (719)          (1,378)            (108)              --          (2,205)
                                                  -------------    -------------    -------------    -------------   -------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on long-term debt ..................          (6,235)           3,617              880               --          (1,738)
  Due to/from parent/subsidiaries .............           5,840           (4,917)            (923)              --              --
  Other items .................................           4,823           (4,970)               6               --            (141)
                                                  -------------    -------------    -------------    -------------   -------------
          Net cash provided by (used in)
              financing activities ............           4,428           (6,270)             (37)              --          (1,879)
                                                  -------------    -------------    -------------    -------------   -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ........................           6,762            1,451           (1,502)              --           6,711
CASH AND CASH EQUIVALENTS,
  beginning of period .........................           7,670             (953)           4,044               --          10,761
                                                  -------------    -------------    -------------    -------------   -------------
CASH AND CASH EQUIVALENTS,
  end of period ...............................   $      14,432    $         498    $       2,542    $          --   $      17,472
                                                  =============    =============    =============    =============   =============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                    SUBSIDIARY      NON-GUARANTOR                       TOTAL
                                                      PARENT        GUARANTORS      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                  -------------    -------------    -------------    -------------   -------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES ........................   $       4,988    $       4,436    $       1,402    $          --   $      10,826

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of property and equipment, net .....             130           (2,276)            (171)              --          (2,317)
  Joint ventures ..............................              --              678               --               --             678
  Other items .................................              25            1,789              (12)              --           1,802
                                                  -------------    -------------    -------------    -------------   -------------
       Net cash provided by (used in) investing
       activities .............................             155              191             (183)              --             163
                                                  -------------    -------------    -------------    -------------   -------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Senior credit facility, net .................           3,000               --               --               --           3,000
  Payments on long-term debt ..................              --           (1,617)            (196)              --          (1,813)
  Due to/from parent/subsidiaries .............           8,704           (6,747)          (1,957)              --              --
  Other items .................................          (3,676)             864               64               --          (2,748)
                                                  -------------    -------------    -------------    -------------   -------------
       Net cash provided by (used in)
           financing activities ...............           8,028           (7,500)          (2,089)              --          (1,561)
                                                  -------------    -------------    -------------    -------------   -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ........................          13,171           (2,873)            (870)              --           9,428
CASH AND CASH EQUIVALENTS,
  beginning of period .........................             941              191            2,488               --           3,620
                                                  -------------    -------------    -------------    -------------   -------------
CASH AND CASH EQUIVALENTS,
  end of period ...............................   $      14,112           (2,682)   $       1,618               --   $      13,048
                                                  =============    =============    =============    =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001, and with the consolidated financial statements included in this Form 10-Q.

OVERVIEW

      We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (or
MRI), computed tomography (or CT), positron emission tomography (or PET), nuclear medicine, ultrasound, mammography, bone densitometry (or DEXA), general radiography (or X-ray) and fluoroscopy. For the three months ended March 31, 2002, we derived 80% of our service fee revenue from the ownership, management and operation of our radiology and imaging center network and 20% of our service fee revenue from the administrative, management and information services provided to contracted radiology practices. As of March 31, 2002, we owned, operated or maintained an ownership interest in imaging equipment at 118 locations and provided management services to ten radiology practices. As of March 31, 2002, our imaging centers are located in 18 states, with concentrated geographic coverage in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia.

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

      Payment for diagnostic imaging services comes primarily from commercial third-party payors (62%), governmental payors (28% including Medicare and Medicaid) and private and other payors (10%). In August 2000, Medicare made significant changes in the reimbursement methodology for hospital outpatient services. We believe that we will have opportunities to increase the use of our diagnostic imaging services through additional joint venture or outsourcing arrangements with hospitals, in part because such federal healthcare regulatory changes favor outpatient centers that are managed or owned in joint venture or outsourcing arrangements with third parties. As of January 2002, Medicare decreased reimbursement rates for physician and outpatient services, including diagnostic imaging services. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. For the three months ended March 31, 2002, approximately 9% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements.

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

RESULTS OF OPERATIONS

      We report the results of our operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western regions. In addition, we report separately the results of our operations of the imaging centers of our subsidiary, Questar. Our operations in each of the four designated regions are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with our diagnostic imaging centers and to hospitals and radiology practices with which we operate joint ventures. Our services leverage our existing infrastructure and improve radiology practice or joint venture profitability, efficiency and effectiveness. We have divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but do not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are treated as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with the contracted radiology practices in the four designated regions. In addition, any imaging centers of Questar that are in the same region as the operations of the contracted radiology practices in the four designated regions are not included in the service agreements of the contracted radiology practices.

      The operating margin for the Mid-Atlantic region of 30% for the three months ended March 31, 2001 increased to 32% in 2002. The increase in the operating margin is primarily attributable to the further growth in technical volume and, therefore, technical revenues, as well as management of operating expenses. The operating margin of the Northeastern region increased from 26% for the three months ended March 31, 2001 to 29% in 2002. The increase in the operating margin is primarily attributable to the growth in technical volume and, therefore, technical revenues and management of operating expenses. In addition, the operating margin increased partially as a result of higher reimbursement on a managed care contract and was also impacted by the higher fixed fee recognized at the New York practices compared to 2001. The operating margin for the Central region of 35% for the three months ended March 31, 2001 decreased to 32% in 2002. The decrease in the operating margin is primarily attributable to increased salary and lease costs in the Florida market offset by increased technical revenues in the Central region overall. The operating margin for the Western region increased from 20% for the three months ended March 31, 2001 to 26% in 2002. The increase in the operating margin is primarily attributable to increased technical revenues, higher reimbursement under a managed care contract, as well as management of operating expenses. The operating margin for Questar increased from 15% for the three months ended March 31, 2001 to 22% for the three months ended March 31, 2002. The increase in the operating margin is primarily attributable to improved collections which decreased the estimated contractual allowance and, therefore, increased the service fee revenue.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

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

      The following table sets forth the amounts of revenue from the contracted radiology practices and diagnostic imaging centers and the amounts retained by contracted radiology practices (in thousands):

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                2001             2002
                                                              --------         --------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual allowances   $ 92,285         $ 99,529
Less: amounts retained by contracted radiology practices       (26,374)         (26,807)
                                                              --------         --------
Service fee revenue, as reported                              $ 65,911         $ 72,722
                                                              ========         ========

      Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, increased $7.2 million, from $92.3 million in 2001 to $99.5 million in 2002. This increase was primarily due to increased technical revenues. Amounts retained by contracted radiology practices increased from $26.4 million in 2001 to $26.8 million in 2002. The increase in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances offset by the increase in amounts retained by contracted radiology practices, resulted in service fee revenue increasing $6.8 million, from $65.9 million in 2001 to $72.7 million, in 2002.

Salaries and Benefits

      Salaries and benefits increased $2.1 million, from $18.4 million in 2001 to $20.5 million in 2002. As a percentage of service fee revenue, these costs remained comparable at 28.0% and 28.2% in 2001 and 2002, respectively.

Field Supplies

      Field supplies increased $500,000, from $3.8 million in 2001 to $4.3 million in 2002. As a percentage of service fee revenue, these costs remained relatively constant at 5.8% and 5.9% in 2001 and 2002, respectively.

Field Rent and Lease Expense

      Field rent and lease expense decreased $150,000, from $8.2 million in 2001 to $8.1 million in 2002. As a percentage of service fee revenue, these costs were 12.5% and 11.1% in 2001 and 2002, respectively. The decrease in the rent and lease expense is primarily attributable to the purchase in December 2001 of equipment previously held under operating leases.

Other Field Expenses

      Other field expenses increased $700,000, from $11.4 million in 2001 to $12.1 million in 2002. However, as a percentage of service fee revenue, these costs decreased from 17.3% in 2001 to 16.6% in 2002.

Bad Debt Expense

      Bad debt expense decreased $300,000, from $6.4 million in 2001 to $6.1 million in 2002. As a percentage of service fee revenue, these costs were 9.7% and 8.4% in 2001 and 2002, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt expense should be compared for 2001 and 2002 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, bad debt expense was 6.9% and 6.1% in 2001 and 2002, respectively.

Corporate General and Administrative

      Corporate general and administrative expenses increased $900,000, from $3.0 million in 2001 to $3.9 million in 2002. As a percentage of service fee revenue, these costs were 4.5% and 5.4% in 2001 and 2002, respectively. The increase in these costs is primarily due to the further development of our infrastructure at the corporate office during the latter part of 2001, including additional employees and associated employee benefits and incentive compensation.

Depreciation and Amortization

      Depreciation and amortization expense increased $600,000, from $5.6 million in 2001 to $6.2 million in 2002. The increase in depreciation expense is primarily attributable to the purchase in December 2001 of equipment previously held under operating leases. As a percentage of service fee revenue, these costs were 8.5% in both 2001 and 2002.

Interest Expense, net

      Interest expense, net, increased $500,000, from $4.4 million in 2001 to $4.9 million in 2002. The increase is due to higher interest costs associated with our senior notes issued in December 2001.

Income Tax Expense

      Income tax expense of $2.3 million in 2001 and $3.0 million in 2002 were based on a 40% effective tax rate.

Net Income

      Net income increased from $3.5 million in 2001 to $4.4 million in 2002. Net income as a percentage of service fee revenue was 6.1% in 2002, which increased from 5.3% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity for the three months ended March 31, 2002, was derived principally from net cash proceeds from operating activities, as well as borrowings under our senior notes. As of March 31, 2002, we had net working capital of $60.7 million, including cash and cash equivalents of $17.5 million. We had current liabilities of $41.1 million, including current maturities of $5.3 million. For the three months ended March 31, 2002, we generated $10.8 million in net operating cash flow, invested $2.2 million and used cash of $1.9 million in financing activities.

      Net cash from operating activities for the three months ended March 31, 2002 of $10.8 million remained constant compared to 2001. Increased collections of accounts receivable resulted in a decrease in accounts receivable days outstanding from 73 days at March 31, 2001 to 68 days at March 31, 2002, as well as the implementation of certain cash management strategies. The cash generated in 2002 includes the effect of higher interest costs paid in 2002 than in 2001.

      Net cash used in investing activities for the three months ended March 31, 2002 was $2.2 million. Net cash provided by investing activities for the three months ended March 31, 2001 was $163,000. Purchases of property and equipment during the three months ended March 31, 2001 and 2002 were $2.3 million and $3.0 million, respectively.

      Net cash flows used in financing activities for the three months ended March 31, 2001 and 2002 were $1.6 million and $1.9 million, respectively. At March 31, 2002, we had outstanding borrowings of $160 million under our senior notes, $19.2 million outstanding under our convertible debt obligations and an additional $11.2 million in other debt obligations.

      In December 2001, we terminated our senior credit facility with proceeds from a $160 million senior notes ("Senior Notes") issuance, due December 15, 2008. In connection with the redemption, we recorded an extraordinary loss from the early extinguishment of our senior credit facility debt in the amount of $4.7 million, $2.8 million after tax. The Senior Notes bear interest at an annual rate of 10-1/2% payable semiannually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. The Senior Notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The Senior Notes are unsecured obligations which rank senior in right of payment to all of our subordinated indebtedness and equal in right of payment with all other senior indebtedness. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries.

      In addition to the Senior Notes issuance in December 2001, we entered into a credit facility whereby we can borrow up to $35 million. At March 31, 2002, no borrowings were outstanding under the credit facility. Under the credit facility, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin, which can vary from 3.0% to 3.5%, or (ii) the prime rate, plus an applicable margin, which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by us. The credit facility includes certain restrictive covenants, including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the credit facility are secured by all service agreements to which we are a party, a pledge of the stock of our subsidiaries and all of our assets.

      We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expense of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. To the extent we are unable to generate sufficient cash from our operations, funds are not available under our credit facility or we are unable to structure or obtain operating leases, we may be unable to meet our capital expenditure requirements. Furthermore, we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

Forward-Looking Statements

      Throughout this report we make "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words such as "may," "will," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents, Credit Facility, and its convertible notes.

                           PART II: OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

(b) Reports on Form 8-K. The registrant filed a Current Report on Form 8-K dated April 27, 2002, announcing its release of Arthur Andersen LLP as its independent auditors and its appointment of Ernst & Young LLP as independent auditors for 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RADIOLOGIX, INC.


Date: May 14, 2002                         /s/ MARK L. WAGAR
                                           ------------------------------
                                           Mark L. Wagar
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: May 14, 2002                         /s/ SAMI S. ABBASI
                                           ------------------------------
                                           Sami S. Abbasi
                                           Chief Financial Officer and
                                           Executive Vice President
                                           (Principal Accounting Officer)

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER         DESCRIPTION
     -------        -----------------------------------------------------------
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

        4.1 Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc.**

        4.2 Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital
                    Partners SBIC, L.P. @ (see Exhibit 4.1 thereof)

        4.3         Convertible Junior Subordinated Promissory Note dated August
                    1, 1999 issued to BT Capital Partners SBIC, L.P. @ (see
                    Exhibit 4.2 thereof).

        4.4         Indenture dated as of December 12, 2001, among Radiologix,
                    Inc., as Issuer, its subsidiaries identified in the Indenture, as Guarantors, and U.S. Bank, N.A., as Trustee, with respect to $160 Million 10-1/2% Senior Notes due
                    December 15, 2008. (Incorporated by reference to Exhibit 4.4 to the registrant's annual report on Form 10-K for 2001).

        4.5         Registration Rights Agreement dated December 12, 2001, among
                    Radiologix, Inc., as Issuer, its subsidiaries identified in the Registration Rights Agreement, as Guarantors, and
                    Jefferies & Company, Inc. and Deutsche Banc Alex. Brown
                    Inc., as Initial Purchasers, with respect to $160 Million
                    10-1/2% Senior Notes due December 15, 2008 (Incorporated by reference to Exhibit 4.5 to the registrant's annual report on Form 10-K for 2001).

       10.36        Amendment Number 3 to Employment Agreement between
                    Radiologix, Inc. and Mark L. Wagar dated as of February 11,
                    2002.*

       10.37        Amendment Number 4 to Employment Agreement between
                    Radiologix, Inc. and Mark S. Martin dated as of February 11,
                    2002.*

       10.38        Amendment Number 1 to Employment Agreement between
                    Radiologix, Inc. and Sami S. Abbasi dated as of February 11,
                    2002.*

       10.39        Amendment Number 4 to Employment Agreement between
                    Radiologix, Inc. and Paul M. Jolas dated as of February 11,
                    2002.*

----------

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