Form 10-Q
period 2002-06-30
RADIOLOGIX INC
filed 2002-08-14
CIK 1031329

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q




         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________________________________________

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

                                Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at August 9, 2002
----------------------------------------     -----------------------------------
    COMMON STOCK, $0.0001 PAR VALUE                  21,461,479 SHARES


================================================================================

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX


FORM 10-Q ITEM                                                                                                 PAGE
--------------                                                                                                 ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2001 (Audited) and
                  June 30, 2002 (Unaudited)...................................................................   1

                  Consolidated Statements of Income (Unaudited) for the three and six months
                  ended June 30, 2001 and 2002................................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the six months
                  ended June 30, 2001 and 2002................................................................   3

                  Notes to Consolidated Financial Statements (Unaudited)......................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......  17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  24

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  24

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................................................  25

SIGNATURES....................................................................................................  26

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            DECEMBER 31,       JUNE 30,
                                                                2001             2002
                                                            ------------     ------------
                                                                              (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...........................     $     10,761     $     18,383
  Accounts receivable, net of allowances ..............           71,325           69,947
  Due from affiliates .................................            2,673            4,990
  Income tax receivable ...............................              350              350
  Other current assets ................................           10,517            8,355
                                                            ------------     ------------
     Total current assets .............................           95,626          102,025
PROPERTY AND EQUIPMENT, net ...........................           60,339           59,464
INVESTMENTS IN JOINT VENTURES .........................            7,095            8,331
GOODWILL ..............................................           28,510           28,510
INTANGIBLE ASSETS, net ................................           69,583           67,898
DEFERRED FINANCING COSTS, net .........................           10,837           10,450
OTHER ASSETS
       Deferred income tax asset ......................            3,867            3,867
       Notes receivable ...............................            6,184            6,093
       Other assets, net ..............................            2,684            3,927
                                                            ------------     ------------
     Total assets .....................................     $    284,725     $    290,565
                                                            ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ...............     $     17,743     $     15,789
  Accrued physician retention .........................            8,832            9,909
  Accrued salaries and benefits .......................            8,318            8,654
  Current portion of long term debt ...................              398              275
  Current portion of capital lease obligations ........            5,066            4,331
  Other current liabilities ...........................               55               59
                                                            ------------     ------------
     Total current liabilities ........................           40,412           39,017
DEFERRED INCOME TAXES .................................            6,619            6,619
LONG-TERM DEBT, net of current portion ................          184,905          175,260
CAPITAL LEASE OBLIGATIONS, net of current portion .....            6,783            3,861
OTHER LIABILITIES .....................................              348              167
                                                            ------------     ------------
     Total liabilities ................................          239,067          224,924
                                                            ------------     ------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .......            1,182            1,710

STOCKHOLDERS' EQUITY:
  Common stock ........................................                2                2
  Additional paid-in capital ..........................              347           10,781
  Treasury stock ......................................               --             (180)
  Retained earnings ...................................           44,127           53,328
                                                            ------------     ------------
     Total stockholders' equity .......................           44,476           63,931
                                                            ------------     ------------
     Total liabilities and stockholders' equity .......     $    284,725     $    290,565
                                                            ============     ============


     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                                                      --------------------------      --------------------------
                                                                         2002            2001            2002            2001
                                                                      ----------      ----------      ----------      ----------
                                                                                              (UNAUDITED)

SERVICE FEE REVENUES ............................................     $   73,359      $   68,236      $  146,081      $  134,147
COSTS AND EXPENSES:
  Salaries and benefits .........................................         20,523          18,679          41,059          37,108
  Field supplies ................................................          4,605           4,065           8,910           7,907
  Field rent and lease expense ..................................          8,193           8,538          16,271          16,766
  Other field expenses ..........................................         11,511          11,493          23,586          22,924
  Bad debt expense ..............................................          6,259           6,326          12,361          12,732
  Corporate general and administrative ..........................          3,960           3,540           7,865           6,510
  Depreciation and amortization .................................          6,349           5,863          12,555          11,466
  Interest expense, net .........................................          4,783           4,102           9,677           8,502
                                                                      ----------      ----------      ----------      ----------
      Total costs and expenses ..................................         66,183          62,606         132,284         123,915
                                                                      ----------      ----------      ----------      ----------

INCOME BEFORE TAXES, EQUITY IN EARNINGS OF INVESTMENTS AND
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .................          7,176           5,630          13,797          10,232

Equity In Earnings Of Investments ...............................          1,086           1,234           2,207           2,726

Minority Interests In Income Of Consolidated Subsidiaries .......           (308)           (278)           (669)           (542)
                                                                      ----------      ----------      ----------      ----------

INCOME BEFORE TAXES .............................................          7,954           6,586          15,335          12,416

Income Tax Expense ..............................................          3,182           2,634           6,134           4,966
                                                                      ----------      ----------      ----------      ----------

NET INCOME ......................................................     $    4,772      $    3,952      $    9,201      $    7,450
                                                                      ==========      ==========      ==========      ==========

NET INCOME PER COMMON SHARE
  Basic .........................................................     $     0.23      $     0.20      $     0.45      $     0.38
  Diluted .......................................................     $     0.21      $     0.19      $     0.40      $     0.36

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic .........................................................         20,712          19,507          20,370          19,507
  Diluted .......................................................         24,256          22,047          24,113          22,095


     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                         2002            2001
                                                                      ----------      ----------
                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................     $    9,201      $    7,450
  Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interests .........................................            669             542
     Depreciation and amortization ..............................         12,555          11,466
     Equity in earnings of investments ..........................         (2,207)         (2,726)
     Non-cash income from receipt of treasury stock .............           (180)             --
     Changes in assets and liabilities
       Accounts receivable, net .................................         (1,424)         (3,500)
       Other receivables and current assets .....................          2,569           4,286
       Accounts payable and accrued expenses ....................           (751)          4,477
                                                                      ----------      ----------
         Net cash provided by operating activities ..............         20,432          21,995
                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...........................        (10,103)         (3,584)
  Distributions to joint ventures ...............................           (282)           (493)
  Distributions from joint ventures .............................          1,114           2,435
  Other investments .............................................           (341)           (878)
                                                                      ----------      ----------
     Net cash used in investing activities ......................         (9,612)         (2,520)
                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Senior credit facility ........................................             --         (12,668)
  Payments on long-term debt ....................................         (3,770)         (7,028)
  Financing costs ...............................................           (373)         (2,936)
  Exercise of stock options .....................................            945              --
                                                                      ----------      ----------
     Net cash used in financing activities ......................         (3,198)        (22,632)
                                                                      ----------      ----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS ...................................................          7,622          (3,157)

CASH AND CASH EQUIVALENTS, beginning of period ..................         10,761           3,620
                                                                      ----------      ----------

CASH AND CASH EQUIVALENTS, end of period ........................     $   18,383      $      463
                                                                      ==========      ==========





     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   DESCRIPTION OF BUSINESS

     Radiologix, Inc. (together with its subsidiaries, "Radiologix" or the "Company"), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (or MRI), computed tomography (or
CT), positron emission tomography (or PET), nuclear medicine, ultrasound, mammography, bone densitometry (or DEXA), general radiography (or X-ray) and fluoroscopy. Radiologix operates 117 diagnostic imaging centers located in 17 states, with a concentration of diagnostic imaging centers in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia. Radiologix offers multi-modality imaging services at 70 of its diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    We have prepared the consolidated financial statements without audit. In management's opinion, these financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three months and six month periods ended June 30, 2002 and 2001 in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

    Subsequent to an acquisition, Radiologix continually evaluates whether events and circumstances have occurred that indicate the remaining balance of the intangible assets and property and equipment may not be recoverable or that the remaining useful lives may warrant revision. Radiologix evaluates the potential impairment of intangibles separately from property and equipment. When factors indicate that intangible assets or property and equipment should be evaluated for possible impairment, Radiologix determines whether the intangible assets or property and equipment are recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the related asset. In making this determination, Radiologix uses an estimate of the related contracted radiology practices' and diagnostic imaging services' discounted cash flows over the remaining lives of the intangible assets or the property and equipment and compare it to the contracted radiology practices' and diagnostic imaging centers' intangible assets or property and equipment balances. When an adjustment is required, Radiologix evaluates the remaining amortization periods. An impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Radiologix recorded no impairment charges during 2001 or 2002.

Recent Accounting Pronouncement

    Radiologix adopted Statement of Financial Accounting Standards ("SFAS") "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121; however, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of.

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

    As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result, $28.5 million of intangible assets, primarily relating to acquired intangible assets, were transferred to goodwill as of January 1, 2002.

    With the adoption of the statement, Radiologix ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results on a comparable basis (in thousands):

                                  FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                           JUNE 30,                          JUNE 30,
                                -----------------------------     -----------------------------
                                    2001             2002             2001             2002
                                ------------     ------------     ------------     ------------

Net Income                      $      3,952     $      4,772     $      7,450     $      9,201
Goodwill (net of tax)                    190               --              371               --
                                ------------     ------------     ------------     ------------
Adjusted Net Income             $      4,142     $      4,772     $      7,821     $      9,201
                                ============     ============     ============     ============

Basic Earnings Per Share:
     Net Income                 $        .20     $        .23     $        .38     $        .45
     Goodwill, net of tax                .01               --              .02               --
                                ------------     ------------     ------------     ------------
     Adjusted Net Income        $        .21     $        .23     $        .40     $        .45
                                ============     ============     ============     ============

Diluted Earnings Per Share:
     Net Income                 $        .19     $        .20     $        .36     $        .40
     Goodwill, net of tax                .01               --              .02               --
                                ------------     ------------     ------------     ------------
     Adjusted Net Income        $        .20     $        .20     $        .38     $        .40
                                ============     ============     ============     ============

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

    The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of income had Radiologix met the provisions of EITF 97-2 (in thousands):

                                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                            --------------------------      --------------------------
                                                               2002            2001            2002            2001
                                                            ----------      ----------      ----------      ----------
Revenue for contracted radiology practices and
   diagnostic imaging centers, net of contractual
   allowances .........................................     $  100,400      $   97,153      $  199,929      $  189,438
Less: amounts retained by contracted radiology
   practices ..........................................        (27,041)        (28,917)        (53,848)        (55,291)
                                                            ----------      ----------      ----------      ----------
Service fee revenue, as reported ......................     $   73,359      $   68,236      $  146,081      $  134,147
                                                            ==========      ==========      ==========      ==========

    Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practice and diagnostic imaging center based on established charges and reduced by contractual allowances. In addition, bad debt expense related to established charges is recognized as costs and expenses rather than a deduction from revenue. The Company uses historical collection experience in estimating its contractual allowances and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known.

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

    Service fee revenues consists of the following (in thousands):

                                          FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                   JUNE 30,                         JUNE 30,
                                        -----------------------------     -----------------------------
                                            2002             2001             2002             2001
                                        ------------     ------------     ------------     ------------
Professional component ............     $     14,773     $     15,986     $     29,567     $     31,220
Technical component ...............           58,586           52,250          116,514          102,927
                                        ------------     ------------     ------------     ------------
     Service fee, as reported .....     $     73,359     $     68,236     $    146,081     $    134,147
                                        ============     ============     ============     ============


3.   LONG TERM DEBT

Senior Notes

    In December 2001, the Company terminated its senior credit facility with proceeds from a $160 million senior notes ("Senior Notes") issuance, due December 15, 2008. In connection with the repayment, the Company recorded in December 2001 an extraordinary loss from the early extinguishment of its senior credit facility in the amount of $4.7 million, $2.8 million after tax. The Senior Notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on June 15 and December 15 of each year, and commenced June 15, 2002. The Senior Notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The Senior Notes are unsecured obligations which rank senior in right of payment to all of our subordinate indebtedness and equal in right of payment with all other senior indebtedness. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries.

Credit Facility

    In addition to the Senior Notes issuance in December 2001, the Company entered into a credit facility whereby the Company can borrow up to $35 million. At June 30, 2002, no borrowings were outstanding under the credit facility. Under the credit facility the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the senior credit facility are secured by all service agreements, which the Company is or becomes a party to, a pledge of the stock of the Company's subsidiaries and all of the Company's and its wholly owned subsidiaries' assets.

Convertible Subordinated Debt

    The Company has a $14.7 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. If by August 1, 2003 the closing price of Radiologix's common stock has not exceeded $7.52 for 45 of the 60 days of the determination period, the interest rate will be increased to 8.25% and 8.5%, respectively. For the three months ended June 30, 2002, approximately $4.5 million of the convertible junior subordinated note was converted into 590,338 shares. For the six months ended June 30, 2002, approximately $9.5 million of the convertible junior subordinated note was converted into 1,261,677 shares.


4.   EARNINGS PER SHARE

    Radiologix adopted SFAS No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. For the three months ended June 30, 2001 and 2002, 221,099 and 1,390,471 shares, respectively, related to stock options were included in diluted EPS. In addition, diluted EPS includes the effect of the convertible note (see Note 3) using the "if converted" method to the extent the securities are not anti-dilutive. For the three months ended June 30, 2001, and 2002, under the "if converted" method, $277,000 and $208,000, respectively, of tax effected interest savings and 2,318,841 and 2,153,802, respectively, weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively.

    For the six months ended June 30, 2001 and 2002, 268,412 and 1,275,008 shares, respectively, related to stock options were included in diluted EPS. In addition, diluted EPS includes the effect of the convertible note (see Note 3) using the "if converted" method to the extent the securities are not anti-dilutive. For the six months ended June 30, 2001, and 2002, under the "if converted" method, $546,000 and $470,000, respectively, of tax effected interest savings and 2,318,841 and 2,468,717, respectively, weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively.


5.   SEGMENT REPORTING

    The Company reports the results of its operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western regions. In addition, the Company reports the results of its operations of the imaging centers of its subsidiary, Questar. The Company's operations in each of the four designated regions are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with its diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures. The Company's services leverage our existing infrastructure and improve radiology practice or joint venture profitability, efficiency and effectiveness. The Company has divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but does not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are looked at as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with each of the contracted radiology practices in the four designated regions. In addition, any imaging centers of Questar that are in the same region as the operations of the contracted radiology practices in the four designated regions are not included in the service agreements of the contracted radiology practices. The following is a table, which summarizes the operating results and assets by the five reportable segments (in thousands):

                                                        FOR THE SIX MONTHS ENDED JUNE 30, 2002
                         -----------------------------------------------------------------------------------------------
                         Mid-Atlantic     Northeastern      Central          Western
                          Region (1)       Region (2)      Region (3)       Region (4)     Questar (5)         Total
                         ------------     ------------    ------------     ------------    ------------     ------------
Service fee revenues     $     62,188           32,269          17,689           16,338          17,597     $    146,081
Operating expenses       $     41,564           23,188          11,823           12,618          13,174     $    102,367
Operating income         $     20,624            9,081           5,866            3,720           4,423     $     43,714
Operating margin                   33%              28%             33%              23%             25%              30%
Equity in earnings of
  investments            $      1,707               --             500               --              --     $      2,207
Minority interests       $       (445)              --            (222)              --              (2)    $       (669)
Depreciation and
  amortization expense   $      3,956            1,739             976            1,796           1,280     $      9,747
Interest expense         $      1,015              389             256              474             417     $      2,551
Income before taxes      $     16,915            6,953           4,912            1,450           2,724     $     32,954

Assets                   $     68,297           43,856          25,175           19,832          20,263     $    177,423
Purchases of property
   and equipment         $      5,142            2,786           1,306              681            (105)    $      9,810

                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                         ----------------------------------------------------------------------------------------------
                         Mid-Atlantic     Northeastern      Central          Western
                           Region (1)      Region (2)      Region (3)       Region (4)      Questar (5)        Total
                         ------------     ------------    ------------     ------------    ------------    ------------
Service fee revenues     $     53,580           30,122          17,005           16,528          16,912    $    134,147
Operating expenses       $     37,221           22,216          11,108           12,843          14,049    $     97,437
Operating income         $     16,359            7,906           5,897            3,685           2,863    $     36,710
Operating margin                   31%              26%             35%              22%             17%             27%
Equity in earnings of
  investments            $      1,967               --             759               --              --    $      2,726
Minority interests       $       (320)              --            (226)              --               4    $       (542)
Depreciation and
  amortization expense   $      3,294            1,481             719            1,351           1,332    $      8,177
Interest expense         $        852              355             198              286             590    $      2,281
Income before taxes      $     13,860            6,070           5,513            2,048             945    $     28,436

Assets                   $     54,910           41,996          23,423           19,122          26,394    $    165,845
Purchases of property
   and equipment         $      2,096              835             251              170             128    $      3,480

(1)  Includes the Baltimore/Washington, D.C. Metropolitan area.

(2) Includes Rochester, New York, Rockland County, New York and the surrounding areas.

(3) Includes San Antonio, Texas, St. Lucie County, Florida, Topeka, Kansas, Northeast Kansas and the surrounding areas.

(4) Includes the San Francisco/Oakland/San Jose, California and surrounding areas.

(5) Includes diagnostic imaging centers in Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Kansas, Minnesota, Missouri, Nebraska, Nevada, Ohio and Pennsylvania that were acquired as part of the Questar acquisition and that have not been integrated into pre-existing Radiologix market areas.

Corporate assets, including intangible assets, as of June 30, 2001 and 2002 were $95,051 and $113,142, respectively.

The following is a reconciliation of income before taxes and purchases of property and equipment by the Company's five reportable segments to the Company's consolidated financial statements for the six months ended June 30 (in thousands):

                                                   For the Six Months Ended
                                                          June 30,
                                               ------------------------------
                                                   2001              2002
                                               ------------      ------------
Segment profit                                 $     28,436      $     32,954
Unallocated amounts:
   Corporate general and administrative              (6,510)           (7,865)
   Corporate other income                                --               180
   Corporate depreciation and amortization           (3,289)           (2,808)
   Corporate interest expense                        (6,221)           (7,126)
                                               ------------      ------------
Income before taxes                            $     12,416      $     15,335
                                               ============      ============


                                                     For the Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2001             2002
                                                  ------------     ------------
Expenditures:
  Segment purchases of property and equipment     $      3,480     $      9,810
  Corporate purchases of property and
     equipment                                             104              293
                                                  ------------     ------------
  Total purchases of property and equipment
   expenditures                                   $      3,584     $     10,103
                                                  ============     ============

6. SUPPLEMENTAL GUARANTOR INFORMATION

    In connection with the Senior Notes, certain of the Company's subsidiaries ("Subsidiary Guarantors") guaranteed, jointly and severally, the Company's obligation to pay principal and interest on the Senior Notes on a full and unconditional basis.

    The following supplemental condensed consolidating financial information presents the balance sheet as of December 31, 2001 and June 30, 2002, and the statements of income and cash flows for the six months ended June 30, 2001 and 2002. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the non-guarantor subsidiaries using the equity method.

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

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

                                  JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                 SUBSIDIARY    NON-GUARANTOR                        TOTAL
                                                   PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ------------    ------------   -------------    ------------    ------------
ASSETS:
Cash and cash equivalents ...................   $     14,978    $       (591)   $      3,996    $         --    $     18,383
Accounts receivable, net ....................             --          66,818           3,129              --          69,947
Other current assets ........................            693          13,003              (1)             --          13,695
                                                ------------    ------------    ------------    ------------    ------------
          Total current assets ..............         15,671          79,230           7,124              --         102,025
Property and equipment, net .................          2,182          53,811           3,471              --          59,464
Investment in subsidiaries ..................        129,534              --              --        (129,534)             --
Goodwill ....................................             --          28,510              --              --          28,510
Intangible assets, net ......................             --          66,221           1,677              --          67,898
Other assets, net ...........................         16,876          15,737              55              --          32,668
                                                ------------    ------------    ------------    ------------    ------------
                                                $    164,263    $    243,509    $     12,327    $   (129,534)   $    290,565
                                                ============    ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS'EQUITY
    (DEFICIT):
Accounts payable and accrued expenses .......   $      5,553    $     26,457    $      2,342    $         --    $     34,352
Current portion of long-term obligations ....             75           3,979             552              --           4,606
Other current liabilities ...................              9              50              --              --              59
                                                ------------    ------------    ------------    ------------    ------------
          Total current liabilities .........          5,637          30,486           2,894              --          39,017
Long-term obligations, net of current
    portion .................................        174,325           3,242           1,554              --         179,121
Other noncurrent liabilities ................        (79,630)         87,893          (1,477)             --           6,786
Minority interests ..........................             --              --           1,710              --           1,710
Stockholders' equity (deficit) ..............         63,931         121,888           7,646        (129,534)         69,931
                                                ------------    ------------    ------------    ------------    ------------
                                                $    164,263    $    243,509    $     12,327    $   (129,534)   $    290,565
                                                ============    ============    ============    ============    ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING BALANCE SHEET (AUDITED)

                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                 SUBSIDIARY    NON-GUARANTOR                        TOTAL
                                                   PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ------------    ------------   -------------    ------------    ------------
ASSETS:
Cash and cash equivalents ...................   $      7,670    $       (953)   $      4,044    $         --    $     10,761
Accounts receivable, net ....................             --          69,048           2,277              --          71,325
Other current assets ........................          1,713          13,009          (1,182)             --          13,540
                                                ------------    ------------    ------------    ------------    ------------
          Total current assets ..............          9,383          81,104           5,139              --          95,626
Property and equipment, net .................          1,954          54,571           3,814              --          60,339
Investment in subsidiaries ..................        110,635              --              --        (110,635)             --
Goodwill ....................................             --          28,510              --              --          28,510
Intangible assets, net ......................             --          67,800           1,783              --          69,583
Other assets, net ...........................         17,379          13,201              87              --          30,667
                                                ------------    ------------    ------------    ------------    ------------
                                                $    139,351    $    245,186    $     10,823    $   (110,635)   $    284,725
                                                ============    ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS'EQUITY
    (DEFICIT):
Accounts payable and accrued expenses .......   $      5,777    $     25,612    $      3,504    $         --    $     34,893
Current portion of long-term obligations ....            232           4,659             573              --           5,464
Other current liabilities ...................             --              55              --              --              55
                                                ------------    ------------    ------------    ------------    ------------
          Total current liabilities .........          6,009          30,326           4,077              --          40,412
Long-term obligations, net of current
    portion .................................        184,905           5,964             819              --         191,688
Other noncurrent liabilities ................        (96,039)        104,168          (1,162)             --           6,967
Minority interests ..........................             --              --           1,182              --           1,182
Stockholders' equity (deficit) ..............         44,476         104,728           5,907        (110,635)         44,476
                                                ------------    ------------    ------------    ------------    ------------
                                                $    139,351    $    245,186    $     10,823    $   (110,635)   $    284,725
                                                ============    ============    ============    ============    ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                 SUBSIDIARY   NON-GUARANTOR                       TOTAL
                                                   PARENT        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ------------    ------------  -------------    ------------   ------------
Service fee revenue .........................   $         --    $    134,614   $     11,467    $         --   $    146,081
Costs and expenses:
    Salaries and benefits ...................             --          39,569          1,490              --         41,059
    Field supplies ..........................             --           8,321            589              --          8,910
    Field rent and lease expense ............             --          15,278            993              --         16,271
    Other field expenses ....................           (180)         20,370          3,396              --         23,586
    Bad debt expense ........................             --          11,571            790              --         12,361
    Corporate general and administrative ....          7,865              --             --              --          7,865
    Depreciation and amortization ...........          1,351          10,704            500              --         12,555
    Interest expense, net ...................          7,126           2,410            141              --          9,677
                                                ------------    ------------   ------------    ------------   ------------
         Total costs and expenses ...........         16,162         108,223          7,899              --        132,284
                                                ------------    ------------   ------------    ------------   ------------
Income (loss) before taxes, minority
    interest in consolidated subsidiaries
    and equity in earnings of investments ...        (16,162)         26,391          3,568              --         13,797
Equity in earnings of investments ...........             --           2,207             --              --          2,207
Minority interests in consolidated
    subsidiaries ............................             --              --           (669)             --           (669)
                                                ------------    ------------   ------------    ------------   ------------
Income (loss) before taxes ..................        (16,162)         28,598          2,899              --         15,335
Income tax expense (benefit) ................         (6,465)         11,439          1,160              --          6,134
                                                ------------    ------------   ------------    ------------   ------------
    Net income (loss) .......................   $     (9,697)   $     17,159   $      1,739    $         --   $      9,201
                                                ============    ============   ============    ============   ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                  SUBSIDIARY   NON-GUARANTOR                       TOTAL
                                                    PARENT        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 ------------    ------------  -------------    ------------   ------------
Service fee revenue ..........................   $         --    $    124,190   $      9,957    $         --   $    134,147
Costs and expenses:
    Salaries and benefits ....................             --          35,850          1,258              --         37,108
    Field supplies ...........................             --           7,345            562              --          7,907
    Field rent and lease expense .............             --          15,597          1,169              --         16,766
    Other field expenses .....................             --          19,968          2,956              --         22,924
    Bad debt expense .........................             --          11,950            782              --         12,732
    Corporate general and administrative .....          6,510              --             --              --          6,510
    Depreciation and amortization ............          1,302           9,791            373              --         11,466
    Interest expense, net ....................          6,221           2,212             69              --          8,502
                                                 ------------    ------------   ------------    ------------   ------------
         Total costs and expenses ............         14,033         102,713          7,169              --        123,915
                                                 ------------    ------------   ------------    ------------   ------------
Income (loss) before taxes, minority
    interest in consolidated subsidiaries
    and equity in earnings of investments ....        (14,033)         21,477          2,788              --         10,232
Equity in earnings of investments ............             --           2,726             --              --          2,726
Minority interests in consolidated
    subsidiaries .............................             --              --           (542)             --           (542)
                                                 ------------    ------------   ------------    ------------   ------------
Income (loss) before taxes ...................        (14,033)         24,203          2,246              --         12,416
Income tax expense (benefit) .................         (5,613)          9,681            898              --          4,966
                                                 ------------    ------------   ------------    ------------   ------------
    Net income (loss) ........................   $     (8,420)   $     14,522   $      1,348    $         --   $      7,450
                                                 ============    ============   ============    ============   ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)


                                                                       SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                         PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                      ------------    ------------   -------------    ------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ............................   $     (6,962)   $     27,681    $       (287)   $         --   $     20,432
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and equipment, net ........         (1,579)         (8,367)           (157)             --        (10,103)
  Joint ventures ..................................             --             832              --              --            832
  Other items .....................................            117            (360)            (98)             --           (341)
                                                      ------------    ------------    ------------    ------------   ------------
          Net cash used in investing activities ...         (1,462)         (7,895)           (255)             --         (9,612)
                                                      ------------    ------------    ------------    ------------   ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds (payments) on long-term debt ...........         (1,249)         (3,235)            714              --         (3,770)
  Due to/from parent/subsidiaries .................         16,492         (16,598)            106              --             --
  Other items .....................................            489             409            (326)             --            572
                                                      ------------    ------------    ------------    ------------   ------------
          Net cash provided by (used in)
              financing activities ................         15,732         (19,424)            494              --         (3,198)
                                                      ------------    ------------    ------------    ------------   ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ............................          7,308             362             (48)             --          7,622
CASH AND CASH EQUIVALENTS,
  beginning of period .............................          7,670            (953)          4,044              --         10,761
                                                      ------------    ------------    ------------    ------------   ------------
CASH AND CASH EQUIVALENTS,
  end of period ...................................   $     14,978    $       (591)   $      3,996    $         --   $     18,383
                                                      ============    ============    ============    ============   ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)


                                                                  SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                    PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 ------------    ------------   -------------    ------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES .......................   $     (1,171)   $     21,027    $      2,139    $         --   $     21,995

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and equipment, net ...           (436)         (2,772)           (376)             --         (3,584)
  Joint ventures .............................             --           1,942              --              --          1,942
  Other items ................................            (18)           (462)           (398)             --           (878)
                                                 ------------    ------------    ------------    ------------   ------------
          Net cash provided by (used in)
          investing activities ...............           (454)         (1,292)           (774)             --         (2,520)
                                                 ------------    ------------    ------------    ------------   ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Senior credit facility .....................        (12,668)             --              --              --        (12,668)
  Payments on long-term debt .................         (3,928)         (2,773)           (327)             --         (7,028)
  Due to/from parent/subsidiaries ............         20,998         (19,205)         (1,793)             --             --
  Other items ................................         (3,677)            614             127              --         (2,936)
                                                 ------------    ------------    ------------    ------------   ------------
          Net cash provided by (used in)
              financing activities ...........            725         (21,364)         (1,993)             --        (22,632)
                                                 ------------    ------------    ------------    ------------   ------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS ...........................           (900)         (1,629)           (628)             --         (3,157)
CASH AND CASH EQUIVALENTS,
  beginning of period ........................            941             191           2,488              --          3,620
                                                 ------------    ------------    ------------    ------------   ------------
CASH AND CASH EQUIVALENTS,
  end of period ..............................   $         41    $     (1,438)   $      1,860    $         --   $        463
                                                 ============    ============    ============    ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001, and with the Company's consolidated financial statements and notes included in this Form 10-Q.

OVERVIEW

    We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (or
MRI), computed tomography (or CT), positron emission tomography (or PET), nuclear medicine, ultrasound, mammography, bone densitometry (or DEXA), general radiography (or X-ray) and fluoroscopy. For the six months ended June 30, 2002, we derived 80% of our service fee revenue from the ownership, management and operation of our radiology and imaging center network and 20% of our service fee revenue from the administrative, management and information services provided to contracted radiology practices. As of June 30, 2002, we owned, operated or maintained an ownership interest in imaging equipment at 117 locations and provided management services to ten radiology practices. As of June 30, 2002, our imaging centers are located in 17 states, with concentrated geographic coverage in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia.

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

    For the six months ended June 30 2002, payment for diagnostic imaging services comes primarily from commercial third-party payors (65%), governmental payors (27%, including Medicare and Medicaid) and private and other payors (8%). In August 2000, Medicare made significant changes in the reimbursement methodology for hospital outpatient services. We believe that we will have opportunities to increase the use of our diagnostic imaging services through additional joint venture or outsourcing arrangements with hospitals, in part because such federal healthcare regulatory changes favor outpatient centers that are managed or owned in joint venture or outsourcing arrangements with third parties. As of January 2002, Medicare decreased reimbursement rates for physician and outpatient services, including diagnostic imaging services. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. For the six months ended June 30, 2002, approximately 5% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements.

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

    For discussion and analysis purposes, the operating margin is defined as service fee revenue less operating expenses ("operating income") as a percent of service fee revenue. The operating margin for the Mid-Atlantic region of 31% for the six months ended June 30, 2001 increased to 33% in 2002. The increase in the operating margin is primarily attributable to further growth in technical volume and, therefore, technical revenues, as well as management of operating expenses. The operating margin of the Northeastern region increased from 26% for the six months ended June 30, 2001 to 28% in 2002. The increase in the operating margin is primarily attributable to the growth in technical volume and, therefore, technical revenues. In addition, the operating margin increased partially as a result of higher reimbursement on a managed care contract and was also impacted by the higher fixed fee recognized at the New York practices compared to 2001. The operating margin for the Central region of 35% for the six months ended June 30, 2001 decreased to 33% in 2002. The decrease in the operating margin is primarily attributable to increased salaries and benefits, as well as malpractice insurance costs. This is partially offset by decreased purchased billing services and by increased technical revenues in the Central region overall. The operating margin for the Western region increased from 22% for the six months ended June 30, 2001 to 23% in 2002. The increase in the operating margin is primarily attributable to the purchase in December 2001 of equipment previously held under operating leases. This is partially offset by an increase in salaries and benefits. The operating margin for Questar increased from 17% for the six months ended June 30, 2001 to 25% for the six months ended June 30, 2002. The increase in the operating margin is primarily attributable to improved collections, which decreased estimated contractual allowances and, therefore, increased service fee revenue.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Service Fee Revenue

    Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established charges and reduced by contractual allowances. In addition, bad debt expense related to established charges is recognized as costs and expenses rather than a deduction from revenue. We use historical collection experience in estimating contractual allowances and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known. Service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices. The amounts retained by contracted radiology practices represents amounts paid to the physicians pursuant to the service agreements between us and the contracted radiology practices. Under the service agreements, we provide each contracted radiology practice with the facilities and equipment used in its medical practice, assume responsibility for managing the operations of the practice, and employ substantially all of the non-physician personnel utilized by the contracted radiology practice. Although we assist in negotiating managed care contracts for the contracted radiology practices, we assume no risk under these arrangements.

    The following table sets forth the amounts of revenue from the contracted radiology practices and diagnostic imaging centers and the amounts retained by contracted radiology practices (in thousands):

                                                                   FOR THE THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                ------------------------------
                                                                    2001              2002
                                                                ------------      ------------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual allowances     $     97,153      $    100,400
Less: amounts retained by contracted radiology practices             (28,917)          (27,041)
                                                                ------------      ------------
Service fee revenue, as reported                                $     68,236      $     73,359
                                                                ============      ============

    Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, increased $3.2 million, from $97.2 million in 2001 to $100.4 million in 2002. This increase was primarily due to increased technical revenues. Amounts retained by contracted radiology practices decreased from $28.9 million in 2001 to $27.0 million in 2002. The increase in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances and the decrease in amounts retained by contracted radiology practices, resulted in service fee revenue increasing $5.2 million, from $68.2 million in 2001 to $73.4 million, in 2002.

Salaries and Benefits

    Salaries and benefits increased $1.8 million, from $18.7 million in 2001 to $20.5 million in 2002. Salaries and benefits increased as volume and revenues increased and as salaries and benefits for technologists increased. As a percentage of service fee revenue, these costs increased from 27.4% in 2001 to 28.0% in 2002.

Field Supplies

    Field supplies increased $500,000, from $4.1 million in 2001 to $4.6 million in 2002. As a percentage of service fee revenue, these costs remained relatively constant at 6.0% and 6.3% in 2001 and 2002, respectively.

Field Rent and Lease Expense

    Field rent and lease expense decreased $300,000, from $8.5 million in 2001 to $8.2 million in 2002. As a percentage of service fee revenue, these costs were 12.5% and 11.2% in 2001 and 2002, respectively. The decrease in the rent and lease expense is primarily attributable to the purchase in December 2001 of equipment previously held under operating leases.

Other Field Expenses

    Other field expenses remained constant at $11.5 million in 2001 and 2002, respectively, as these costs do not increase in proportion with increases in volume and revenues. However, as a percentage of service fee revenue, these costs decreased from 16.8% in 2001 to 15.7% in 2002. Purchased billing services decreased approximately $560,000 due to (i) the conversion of these services to an in-house billing department at one of the Northeastern contracted radiology practices at the end of 2001 and (ii) billing services no longer provided for professional services at two of the contracted radiology practices.

Bad Debt Expense

    Bad debt expense remained constant at $6.3 million in 2001 and 2002, respectively. As a percentage of service fee revenue, these costs were 9.3% and 8.5% in 2001 and 2002, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt expense should be compared for 2001 and 2002 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, bad debt expense was 6.5% and 6.2% in 2001 and 2002, respectively.

Corporate General and Administrative

    Corporate general and administrative expenses increased $500,000, from $3.5 million in 2001 to $4.0 million in 2002. As a percentage of service fee revenue, these costs were 5.2% and 5.4% in 2001 and 2002, respectively. The increase in these costs is primarily due to the further development of our infrastructure at the corporate office during the latter part of 2001, including additional employees and associated employee benefits and incentive compensation.

Depreciation and Amortization

    Depreciation and amortization expense increased $400,000, from $5.9 million in 2001 to $6.3 million in 2002. As a percentage of service fee revenue, these costs were relatively constant at 8.6% and 8.7% in 2001 and 2002, respectively. The increase in depreciation expense is primarily attributable to the purchase in December 2001 of equipment previously held under operating leases. This is partially offset by a decrease in amortization due to the adoption at Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As a result, $28.5 million of intangible assets, primarily related to acquired intangible assets with an indefinite useful life, are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets.

Interest Expense, net

    Interest expense, net, increased $700,000, from $4.1 million in 2001 to $4.8 million in 2002. The increase is due to higher interest costs associated with our senior notes issued in December 2001.

Income Tax Expense

    Income tax expense of $2.6 million in 2001 and $3.2 million in 2002 was based on a 40% effective tax rate.

Net Income

    Net income increased from $4.0 million in 2001 to $4.8 million in 2002. Net income as a percentage of service fee revenue was 6.5% in 2002, which increased from 5.8% in 2001.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Service Fee Revenue

    Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established charges and reduced by contractual allowances. In addition, bad debt expense related to established charges is recognized as costs and expenses rather than a deduction from revenue. We use historical collection experience in estimating contractual allowances and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known. Service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices. The amounts retained by contracted radiology practices represents amounts paid to the physicians pursuant to the service agreements between us and the contracted radiology practices. Under the service agreements, we provide each contracted radiology practice with the facilities and equipment used in its medical practice, assume responsibility for managing the operations of the practice, and employ substantially all of the non-physician personnel utilized by the contracted radiology practice. Although we assist in negotiating managed care contracts for the contracted radiology practices, we assume no risk under these arrangements.

    The following table sets forth the amounts of revenue from the contracted radiology practices and diagnostic imaging centers and the amounts retained by contracted radiology practices (in thousands):

                                                                   FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                ------------------------------
                                                                    2001              2002
                                                                ------------      ------------
Revenue from contracted radiology practices and                 $    189,438      $    199,929
  diagnostic imaging centers, net of contractual allowances
Less: amounts retained by contracted radiology practices             (55,291)          (53,848)
                                                                ------------      ------------
Service fee revenue, as reported                                $    134,147      $    146,081
                                                                ============      ============

    Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, increased $10.5 million, from $189.4 million in 2001 to $199.9 million in 2002. This increase was primarily due to increased technical revenues. Amounts retained by contracted radiology practices decreased from $55.3 million in 2001 to $53.9 million in 2002. The increase in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances and the decrease in amounts retained by contracted radiology practices, resulted in service fee revenue increasing $12 million, from $134.1 million in 2001 to $146.1 million, in 2002.

Salaries and Benefits

    Salaries and benefits increased $4.0 million, from $37.1 million in 2001 to $41.1 million in 2002. Salaries and benefits increased as volume and revenues increased and as salaries and benefits for technologists increased. As a percentage of service fee revenue, these costs were comparable at 27.7% and 28.1% in 2001 and 2002, respectively.

Field Supplies

    Field supplies increased $1.0 million, from $7.9 million in 2001 to $8.9 million in 2002. As a percentage of service fee revenue, these costs remained relatively constant at 5.9% and 6.1% in 2001 and 2002, respectively.

Field Rent and Lease Expense

    Field rent and lease expense decreased $500,000, from $16.8 million in 2001 to $16.3 million in 2002. As a percentage of service fee revenue, these costs were 12.5% and 11.1% in 2001 and 2002, respectively. The decrease in the rent and lease expense is primarily attributable to the purchase in December 2001 of equipment previously held under operating leases.

Other Field Expenses

    Other field expenses increased $700,000, from $22.9 million in 2001 to $23.6 million in 2002. Generally, these costs do not increase in proportion with increases in volume and revenues. However, as a percentage of service fee revenue, these costs decreased from 17.1% in 2001 to 16.1% in 2002. Purchased billing services decreased approximately $1.1 million due to (i) the conversion of these services to an in-house billing department at one of the Northeastern contracted radiology practices in 2002 and (ii) billing services no longer provided for professional services at two of the contracted radiology practices.

Bad Debt Expense

    Bad debt expense decreased $300,000, from $12.7 million in 2001 to $12.4 million in 2002. As a percentage of service fee revenue, these costs were 9.5% and 8.5% in 2001 and 2002, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt expense should be compared for 2001 and 2002 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, bad debt expense was 6.7% and 6.2% in 2001 and 2002, respectively.

Corporate General and Administrative

    Corporate general and administrative expenses increased $1.4 million, from $6.5 million in 2001 to $7.9 million in 2002. As a percentage of service fee revenue, these costs were 4.9% and 5.4% in 2001 and 2002, respectively. The increase in these costs is primarily due to the further development of our infrastructure at the corporate office during the latter part of 2001, including additional employees and associated employee benefits and incentive compensation.

Depreciation and Amortization

    Depreciation and amortization expense increased $1.1 million, from $11.5 million in 2001 to $12.6 million in 2002. As a percentage of service fee revenue, these costs were 8.5% and 8.6% in 2001 and 2002, respectively. The increase in depreciation expense is primarily attributable to the purchase in December 2001 of equipment previously held under operating leases. This is partially offset by a decrease in amortization due to the adoption at SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As a result, $28.5 million of intangible assets, primarily related to acquired intangible assets with an indefinite useful life, are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets.

Interest Expense, net

    Interest expense, net, increased $1.2 million, from $8.5 million in 2001 to $9.7 million in 2002. The increase is due to higher interest costs associated with our senior notes issued in December 2001.

Income Tax Expense

    Income tax expense of $5.0 million in 2001 and $6.1 million in 2002 was based on a 40% effective tax rate.

Net Income

    Net income increased from $7.5 million in 2001 to $9.2 million in 2002. Net income as a percentage of service fee revenue was 6.3% in 2002, which increased from 5.6% in 2001.


LIQUIDITY AND CAPITAL RESOURCES

    Liquidity for the six months ended June 30, 2002, was derived principally from net cash proceeds from operating activities. As of June 30, 2002, we had net working capital of $63 million, including cash and cash equivalents of $18.4 million. We had current assets of $102 million and current liabilities of $39 million, including current maturities of long-term debt and capital lease obligations of $4.6 million. For the six months ended June 30, 2002, we generated $20.4 million in net operating cash flow, invested $9.6 million and used cash of $3.2 million in financing activities.

    Net cash from operating activities for the six months ended June 30, 2002 of $20.4 million decreased slightly from the $22 million for the same period in 2001 due to the effect of higher interest costs paid in 2002 versus 2001. Increased collections of accounts receivable, as well as the implementation of certain cash management strategies, resulted in a decrease in accounts receivable days outstanding from 70 days at June 30, 2001 to 68 days at June 30, 2002.

    Net cash used in investing activities for the six months ended June 30, 2002 was $9.6 million. Net cash used in investing activities for the six months ended June 30, 2001 was $2.5 million. Purchases of property and equipment during the six months ended June 30, 2001 and 2002 were $3.6 million and $10.1 million, respectively.

    Net cash flows used in financing activities for the six months ended June 30, 2001 and 2002 were $22.6 million and $3.2 million, respectively. At June 30, 2002, we had outstanding borrowings of $160 million under our senior notes, $14.7 million outstanding under our convertible debt obligations and an additional $8.5 million in other debt obligations.

    In December 2001, we terminated our senior credit facility with proceeds from a $160 million senior notes ("Senior Notes") issuance, due December 15, 2008. In connection with the repayment at December 2001, we recorded an extraordinary loss from the early extinguishment of our senior credit facility in the amount of $4.7 million, $2.8 million after tax. The Senior Notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on June 15 and December 15 of each year, and commenced June 15, 2002. The Senior Notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The Senior Notes are unsecured obligations which rank senior in right of payment to all of our subordinated indebtedness and equal in right of payment with all other senior indebtedness. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries.

    In addition to the Senior Notes issuance in December 2001, we entered into a credit facility whereby we can borrow up to $35 million. At June 30, 2002, no borrowings were outstanding under the credit facility. Under the credit facility, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin, which can vary from 3.0% to 3.5%, or (ii) the prime rate, plus an applicable margin, which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by us. The credit facility includes certain restrictive covenants, including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the credit facility are secured by all service agreements to which we are a party, a pledge of the stock of our subsidiaries and all of our assets.

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

    Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

     o economic, competitive, demographic, business and other conditions in our markets;

     o    a decline in patient referrals;

     o changes in the rates or methods of third-party reimbursement for diagnostic imaging services;

     o    the termination of our contracts with radiology practices;

     o the availability of additional capital to fund capital expenditure requirements;

     o    burdensome lawsuits against our contracted radiology practices and us;

     o reduced operating margins due to our managed care contracts and capitated fee arrangements;

     o any failure by us to comply with state and federal anti-kickback and anti-self referral laws or any other applicable healthcare regulations;

     o our substantial indebtedness, debt service requirements and liquidity constraints; and

     o    risks related to our notes and healthcare securities generally.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents, Credit Facility, and its convertible notes.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Radiologix's 2002 annual stockholders meeting was held on June 11, 2002. The following individuals were elected as directors and the appointment of Ernst & Young LLP as independent public accountants was ratified, by the votes indicated below:

       Nominee                  For          Withheld
------------------------     ----------     ----------
Marvin S. Cadwell            18,151,316        367,680
Paul D. Farrell              18,096,316        422,680
Joseph C. Mello              18,092,316        426,680
Derace L. Schaffer, M.D.     18,073,616        445,380
Michael L. Sherman, M.D.     17,818,157        700,839
Mark L. Wagar                17,121,397      1,397,599

Appointment of Ernst & Young LLP        For: 18,332,953   Against: 185,901    Abstain: 142

                           PART II: OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

     (b) Reports on Form 8-K. The registrant filed no Current Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RADIOLOGIX, INC.


Date: August 14, 2002          /s/ MARK L. WAGAR
                               -------------------------------------
                               Mark L. Wagar
                               Chairman of the Board and
                               Chief Executive Officer
                               (Principal Executive Officer)

Date: August 14, 2002          /s/ SAMI S. ABBASI
                               -------------------------------------
                               Sami S. Abbasi
                               Chief Financial Officer and
                               Executive Vice President
                               (Principal Accounting Officer)

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER      DESCRIPTION
      -------     -----------

         3.1      Restated Certificate of Incorporation of American Physician
                  Partners, Inc. ***

         3.2      Amended and Restated Bylaws of American Physician Partners,
                  Inc. ***

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

         4.1 Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc. **

         4.2 Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital
                  Partners SBIC, L.P. @ (see Exhibit 4.1 thereof)

         4.3      Convertible Junior Subordinated Promissory Note dated August
                  1, 1999 issued to BT Capital Partners SBIC, L.P. @ (see
                  Exhibit 4.2 thereof).

         4.4      Indenture dated as of December 12, 2001, among Radiologix,
                  Inc., as Issuer, its subsidiaries identified in the Indenture, as Guarantors, and U.S. Bank, N.A., as Trustee, with respect to $160 Million 10 1/2% Senior Notes due December 15, 2008.
                  (Incorporated by reference to Exhibit 4.4 to the registrant's annual report on Form 10-K for 2001).

         4.5      Registration Rights Agreement dated December 12, 2001, among
                  Radiologix, Inc., as Issuer, its subsidiaries identified in the Registration Rights Agreement, as Guarantors, and
                  Jefferies & Company, Inc. and Deutsche Banc Alex. Brown Inc., as Initial Purchasers, with respect to $160 Million 10 1/2%
                  Senior Notes due December 15, 2008 (Incorporated by reference to Exhibit 4.5 to the registrant's annual report on Form 10-K for 2001).

         10.36    Amendment Number 3 to Employment Agreement between Radiologix,
                  Inc. and Mark L. Wagar dated as of February 11, 2002.
                  (Incorporated by reference to the same numbered exhibit to the registrant's report on Form 10-Q for the quarter ended March
                  31, 2002.)

         10.37    Amendment Number 4 to Employment Agreement between Radiologix,
                  Inc. and Mark S. Martin dated as of February 11, 2002.
                  (Incorporated by reference to the same numbered exhibit to the registrant's report on Form 10-Q for the quarter ended March
                  31, 2002.)

         10.38    Amendment Number 1 to Employment Agreement between Radiologix,
                  Inc. and Sami S. Abbasi dated as of February 11, 2002.
                  (Incorporated by reference to the same numbered exhibit to the registrant's report on Form 10-Q for the quarter ended March
                  31, 2002.)

         10.39    Amendment Number 4 to Employment Agreement between Radiologix,
                  Inc. and Paul M. Jolas dated as of February 11, 2002.
                  (Incorporated by reference to the same numbered exhibit to the registrant's report on Form 10-Q for the quarter ended March
                  31, 2002.)

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of
                  Mark L. Wagar, dated August 14, 2002.*

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of
                  Sami S. Abbasi, dated August 14, 2002.*

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