Form 10-Q
period 2002-09-30
RADIOLOGIX INC
filed 2002-11-14
CIK 1031329

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q




   (MARK ONE)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM _____________________________

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

                                Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at November 12, 2002
---------------------------------         ------------------------------------

 COMMON STOCK, $0.0001 PAR VALUE                   21,567,153 SHARES


================================================================================

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX


FORM 10-Q ITEM                                                                                                 PAGE
--------------                                                                                                 ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2001 (Audited) and
                  September 30, 2002 (Unaudited)..............................................................   1

                  Consolidated Statements of Income (Unaudited) for the three and nine months
                  ended September 30, 2001 and 2002...........................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the nine months
                  ended September 30, 2001 and 2002...........................................................   3

                  Notes to Consolidated Financial Statements (Unaudited)......................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......  17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  24

         Item 4.  Controls and Procedures.....................................................................  24

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................................................  25

SIGNATURES....................................................................................................  26

CERTIFICATIONS................................................................................................  27

INDEX TO EXHIBITS.............................................................................................  29

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     2002              2001
                                                                 -------------     ------------
                                                                  (UNAUDITED)         (NOTE)
CURRENT ASSETS:
  Cash and cash equivalents .................................    $      16,133     $     10,761
  Accounts receivable, net of allowances ....................           70,351           71,325
  Due from affiliates .......................................            8,460            2,673
  Income tax receivable .....................................              350              350
  Other current assets ......................................            7,442           10,517
                                                                 -------------     ------------
     Total current assets ...................................          102,736           95,626
PROPERTY AND EQUIPMENT, net .................................           61,796           60,339
INVESTMENTS IN JOINT VENTURES ...............................            9,900            7,095
GOODWILL ....................................................           28,510           28,510
INTANGIBLE ASSETS, net ......................................           71,370           69,583
DEFERRED FINANCING COSTS, net ...............................           10,069           10,837
OTHER ASSETS
       Deferred income tax assets ...........................            3,867            3,867
       Notes receivable .....................................            2,285            6,184
       Other assets, net ....................................            5,973            2,684
                                                                 -------------     ------------
     Total assets ...........................................    $     296,506     $    284,725
                                                                 =============     ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses .....................    $      19,162     $     17,743
  Accrued physician retention ...............................            9,247            8,832
  Accrued salaries and benefits .............................            6,379            8,318
  Current portion of long term debt .........................              266              398
  Current portion of capital lease obligations ..............            4,055            5,066
  Other current liabilities .................................              240               55
                                                                 -------------     ------------
     Total current liabilities ..............................           39,349           40,412
DEFERRED INCOME TAXES .......................................            6,619            6,619
LONG-TERM DEBT, net of current portion ......................          172,458          184,905
CAPITAL LEASE OBLIGATIONS, net of current portion ...........            2,769            6,783
DEFERRED REVENUE ............................................            3,165               --
OTHER LIABILITIES ...........................................              159              348
                                                                 -------------     ------------
     Total liabilities ......................................          224,519          239,067
                                                                 -------------     ------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .............            1,996            1,182

STOCKHOLDERS' EQUITY:
  Common stock ..............................................                2                2
  Additional paid-in capital ................................           13,650              347
  Treasury stock ............................................             (180)              --
  Retained earnings .........................................           56,519           44,127
     Total stockholders' equity .............................           69,991           44,476
                                                                 -------------     ------------
     Total liabilities and stockholders' equity .............    $     296,506     $    284,725
                                                                 =============     ============

     See accompanying notes to unaudited consolidated financial statements.

Note: The balance at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                  -----------------------     -----------------------
                                                                    2002          2001          2002           2001
                                                                  ---------     ---------     ---------     ---------
                                                                                    (UNAUDITED)

SERVICE FEE REVENUE ..........................................    $  71,275     $  69,175       217,356     $ 203,322
COSTS AND EXPENSES:
  Salaries and benefits ......................................       21,638        18,690        62,697        55,798
  Field supplies .............................................        4,294         4,175        13,204        12,082
  Field rent and lease expense ...............................        8,151         8,639        24,422        25,405
  Other field expenses .......................................       11,581        12,001        35,167        34,925
  Bad debt expense ...........................................        6,188         6,342        18,549        19,074
  Corporate general and administrative .......................        3,712         4,507        11,577        11,017
  Depreciation and amortization ..............................        6,728         5,829        19,283        17,295
  Interest expense, net ......................................        4,590         3,593        14,267        12,095
                                                                  ---------     ---------     ---------     ---------
      Total costs and expenses ...............................       66,882        63,776       199,166       187,691
                                                                  ---------     ---------     ---------     ---------

INCOME BEFORE TAXES, EQUITY IN EARNINGS OF INVESTMENTS AND
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ..............        4,393         5,399        18,190        15,631

Equity In Earnings Of Investments ............................        1,212         1,181         3,419         3,907

Minority Interests In Income Of Consolidated Subsidiaries ....         (286)         (275)         (955)         (817)
                                                                  ---------     ---------     ---------     ---------

INCOME BEFORE TAXES ..........................................        5,319         6,305        20,654        18,721

Income Tax Expense ...........................................        2,128         2,523         8,262         7,489
                                                                  ---------     ---------     ---------     ---------

NET INCOME ...................................................    $   3,191     $   3,782     $  12,392     $  11,232
                                                                  =========     =========     =========     =========

NET INCOME PER COMMON SHARE
  Basic ......................................................    $    0.15     $    0.19     $    0.60     $    0.58
  Diluted ....................................................    $    0.14     $    0.18     $    0.54     $    0.54

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic ......................................................       21,489        19,578        20,747        19,531
  Diluted ....................................................       24,234        22,817        24,158        22,336











     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                                  2002          2001
                                                                 --------     --------
                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................    $ 12,392     $ 11,232
  Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interests .....................................         955          817
     Depreciation and amortization ..........................      19,283       17,295
     Equity in earnings of investments ......................      (3,419)      (3,907)
     Stock issued for termination of merger .................          --          600
     Non-cash income from receipt of treasury stock .........        (180)          --
     Changes in assets and liabilities
       Accounts receivable, net .............................      (1,827)      (2,918)
       Other receivables and current assets .................         489        4,467
       Accounts payable and accrued expenses ................       3,058        2,503
                                                                 --------     --------
         Net cash provided by operating activities ..........      30,751       30,089
                                                                 --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .......................     (17,917)      (4,586)
  Distributions to joint ventures ...........................        (867)        (834)
  Distributions from joint ventures .........................       1,339        3,205
  Other investments .........................................      (3,376)      (1,267)
                                                                 --------     --------
     Net cash used in investing activities ..................     (20,821)      (3,482)
                                                                 --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt ................................      (5,213)     (11,816)
  Payments on senior credit facility ........................          --      (11,416)
  Financing costs ...........................................        (422)      (2,961)
  Proceeds from exercise of stock ...........................       1,077            6
options
                                                                 --------     --------
     Net cash used in financing activities ..................      (4,558)     (26,187)
                                                                 --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................       5,372          420

CASH AND CASH EQUIVALENTS, beginning of period ..............      10,761        3,620
                                                                 --------     --------

CASH AND CASH EQUIVALENTS, end of period ....................    $ 16,133     $  4,040
                                                                 ========     ========












     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   DESCRIPTION OF BUSINESS

     Radiologix, Inc. (together with its subsidiaries, "Radiologix" or the "Company"), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (or MRI), computed tomography (or
CT), positron emission tomography (or PET), nuclear medicine, ultrasound, mammography, bone densitometry (or DEXA), general radiography (or X-ray) and fluoroscopy. Radiologix operates 116 diagnostic imaging centers located in 17 states, with a concentration of diagnostic imaging centers in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia. Radiologix offers multi-modality imaging services at 70 of its diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    We have prepared the consolidated financial statements without audit. In management's opinion, these financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three months and nine months periods ended September 30, 2002 and 2001, respectively, in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

    Radiologix adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121; however, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of.

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

    With the adoption of SFAS No. 142, Radiologix ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results on a comparable basis (in thousands):

                                                FOR THE                 FOR THE
                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                          ---------------------    ---------------------
                                             2002       2001          2002        2001
                                          ---------   ---------    ---------    --------

     Net Income                           $   3,191   $   3,782    $  12,392    $ 11,232
     Goodwill (net of tax benefit)               --         189           --         560
                                          ---------   ---------    ---------    --------
     Adjusted Net Income                  $   3,191   $   3,971    $  12,392    $ 11,792
                                          =========   =========    =========    ========

     Basic Earnings Per Share:
          Net Income                      $    0.15   $    0.19    $    0.60    $   0.58
          Goodwill, net of tax                   --        0.01           --        0.03
                                          ---------   ---------    ---------    --------
          Adjusted Net Income             $    0.15   $    0.20    $    0.60    $   0.61
                                          =========   =========    =========    ========

     Diluted Earnings Per Share:
                  Net Income              $    0.14   $    0.18    $    0.54    $   0.54
                  Goodwill, net of tax           --        0.01           --        0.03
                                          ---------   ---------    ---------    --------
                 Adjusted Net Income      $    0.14   $    0.19    $    0.54    $   0.57
                                          =========   =========    =========    ========

    As of January 1, 2002, Radiologix completed a goodwill impairment test. This test involved the use of estimates related to the fair market value of Radiologix's reporting units with which the goodwill was associated. No impairment was indicated at that time.

Revenue Presentation

    The Financial Accounting Standards Board's Emerging Issues Task Force issued its abstract, Issue 97-2, "Application of FASB Statement No. 94 and Accounting Principles Board ("APB") Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" ("EITF 97-2"). Since Radiologix has not established a "controlling financial interest" under EITF 97-2, Radiologix does not consolidate the revenue of contracted radiology practices.

    The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of income had Radiologix met the provisions of EITF 97-2 (in thousands):

                                                   FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                     -----------------------     -----------------------
                                                       2002           2001         2002          2001
                                                     ---------     ---------     ---------     ---------
   Revenue for contracted radiology practices and
      diagnostic imaging centers, net of
      contractual adjustments .....................  $  98,092     $  94,800     $ 298,021     $ 284,238
   Less: amounts retained by contracted radiology
      practices ...................................    (26,817)      (25,625)      (80,665)      (80,916)
                                                     ---------     ---------     ---------     ---------
   Service fee revenue, as reported ...............  $  71,275     $  69,175     $ 217,356     $ 203,322
                                                     =========     =========     =========     =========

    Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practice and diagnostic imaging center based on established charges and reduced by contractual adjustments. In addition, bad debt expense related to established charges is recognized as costs and expenses rather than a deduction from revenue. The Company uses historical collection experience in estimating its contractual adjustments and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known.

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

    The Company's service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams: (1) a negotiated percentage (up to 30%) of the adjusted professional revenues as defined in the service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, Radiologix has negotiated a base service fee, which is equal to the estimated fair market value of the services provided under the service agreements and which is renegotiated each year to equal the fair market value of the services provided under the service agreements. The fixed fee structure results in Radiologix receiving substantially the same amount of service fee as it would have received under its negotiated percentage fee structure. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (for example non-physician salaries and benefits, rent, depreciation, insurance, and interest) from the contracted radiology practices' revenue. Questar revenues are primarily derived from technical revenues generated from its diagnostic imaging centers.

    Service fee revenue consists of the following (in thousands):

                                                   FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                     -----------------------     -----------------------
                                                       2002           2001         2002          2001
                                                     ---------     ---------     ---------     ---------
    Professional component..........................  $ 12,804     $  15,552     $  42,371     $  46,772
    Technical component.............................    58,471        53,623       174,985       156,550
                                                      --------     ---------     ---------     ---------
         Service fee, as reported...................  $ 71,275     $  69,175     $ 217,356     $ 203,322
                                                      ========     =========     =========     =========

3.  LONG TERM DEBT

Senior Notes

    In December 2001, the Company terminated its senior credit facility with proceeds from a $160 million senior notes ("Senior Notes") issuance, due December 15, 2008. In connection with the repayment, the Company recorded in December 2001 an extraordinary loss from the early extinguishment of its senior credit facility in the amount of $4.7 million, $2.8 million after tax. The Senior Notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on June 15 and December 15 of each year, and payments commenced June 15, 2002. The Senior Notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The Senior Notes are unsecured obligations which rank senior in right of payment to all of our subordinate indebtedness and equal in right of payment with all other senior indebtedness. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries.

Credit Facility

    In addition to the Senior Notes issuance in December 2001, the Company entered into a credit facility whereby the Company can borrow up to $35 million. At September 30, 2002, no borrowings were outstanding under the credit facility. Under the credit facility the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5%, or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the credit facility are secured by all service agreements which the Company is or becomes a party to, a pledge of the stock of the Company's subsidiaries and all of the Company's and its wholly owned subsidiaries' assets.

Convertible Subordinated Debt

    At September 30, 2002 the Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. If by August 1, 2003 the closing price of Radiologix's common stock has not exceeded $7.52 for 45 of the 60 days of the determination period, the interest rate will be increased to 8.5%. During the three months ended September 30, 2002, approximately $2.7 million of the convertible junior subordinated note was converted into 363,923 shares. For the nine months ended September 30, 2002, approximately $12.2 million of the convertible junior subordinated note was converted into 1,625,600 shares.

4.  DEFERRED REVENUE

    In connection with the amendment of the service agreement with one of the contracted radiology practices in July 2002, we have recorded deferred revenue of $3.3 million in consideration recognized for the amended agreement. The deferred revenue will be amortized over a 20 year period. In addition, a receivable of $3.3 million was recorded to reflect the consideration due from the contracted radiology practice, as a result of this amendment. The receivable is classified as due from affiliates and will be funded by the contracted radiology practice by a reduction of the payment retained by the contracted radiology practice through December 31, 2002.

5.  EARNINGS PER SHARE

    Radiologix adopted SFAS No. 128, "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. For the three months ended September 30, 2001 and 2002, 373,671 and 1,131,534 shares, respectively, related to stock options were included in diluted EPS. In addition, diluted EPS includes the effect of the convertible junior subordinated note (see Note 3) using the "if converted" method to the extent the securities are not anti-dilutive. For the three months ended September 30, 2001, and 2002, under the "if converted" method, $286,000 and $144,000, respectively, of tax effected interest savings and 2,866,094 and 1,613,898, respectively, weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively.

    For the nine months ended September 30, 2001 and 2002, 303,498 and 1,227,184 shares, respectively, related to stock options were included in diluted EPS. In addition, diluted EPS includes the effect of the convertible junior subordinated note (see Note 3) using the "if converted" method to the extent the securities are not anti-dilutive. For the nine months ended September 30, 2001, and 2002, under the "if converted" method, approximately $832,000 and $614,000, respectively, of tax effected interest savings and 2,501,258 and 2,183,777, respectively, weighted average shares were included in the calculation of diluted EPS as an addition to net income and weighted average shares outstanding, respectively.


6.  SEGMENT REPORTING

    The Company reports the results of its operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western regions. In addition, the Company reports the results of its operations of the imaging centers of its subsidiary, Questar. The Company's operations in each of the four designated regions are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with its diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures. The Company's services leverage our existing infrastructure and improve radiology practice or joint venture profitability, efficiency and effectiveness. The Company has divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but does not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are looked at as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with each of the contracted radiology practices in the four designated regions. In addition, any imaging centers of Questar that are in the same region as the operations of the contracted radiology practices in the four designated regions are not included in the service agreements of the contracted radiology practices. The following table summarizes the operating results and assets by the five reportable segments (in thousands):


                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 ---------------------------------------------------------------------------------------
                                 Mid-Atlantic  Northeastern      Central       Western
                                  Region(1)     Region(2)       Region(3)      Region(4)      Questar(5)       Total
                                ----------     ----------      ----------     ----------      ----------      ----------
Service fee revenue             $   92,967          48,136         26,444          24,835         24,974      $  217,356
Operating expenses              $   63,280          34,535         17,838          19,355         19,211      $  154,219
Operating income                $   29,687          13,601          8,606           5,480          5,763      $   63,137
Operating margin                        32%             28%            33%             22%            23%             29%
Equity in earnings of
  investments                   $    2,683              --            736              --             --      $    3,419
Minority interests              $     (631)             --           (319)             --             (5)     $     (955)
Depreciation and
  amortization expense          $    6,134           2,653          1,514           2,783          1,932      $   15,016
Interest expense                $    1,544             591            384             665            570      $    3,754
Income before taxes             $   24,061          10,357          7,125           2,032          3,256      $   46,831

Assets                          $   77,847          39,129         27,012          21,476         20,004      $  185,468
Purchases of property
   and equipment                $    9,286           2,878          1,991           3,107            412      $   17,674

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 ---------------------------------------------------------------------------------------
                                 Mid-Atlantic  Northeastern      Central       Western
                                  Region(1)     Region(2)       Region(3)      Region(4)      Questar(5)       Total
                                ----------     ----------      ----------     ----------      ----------      ----------
Service fee revenue             $   81,735          45,384         25,658          25,302         25,243      $  203,322
Operating expenses              $   56,669          33,503         16,834          19,362         20,916      $  147,284
Contribution                    $   25,066          11,881          8,824           5,940          4,327      $   56,038
Contribution margin                     31%             26%            34%             24%            17%             28%
Equity in earnings of
  investments                   $    2,822              --          1,085              --             --      $    3,907
Minority interests              $     (500)             --           (334)             --             17      $     (817)
Depreciation and
  amortization expense          $    4,939           2,214          1,071           2,008          1,970      $   12,202
Interest expense                $    1,247             523            286             405            859      $    3,320
Income before taxes             $   21,202           9,144          8,218           3,527          1,515      $   43,606

Assets                          $   53,766          44,312         24,027          18,581         24,010      $  164,696
Purchases of property
   and equipment                $    3,008             959            401             192            (78)     $    4,482

(1) Includes the Baltimore/Washington, D.C. Metropolitan area.

(2) Includes Rochester, New York, Rockland County, New York and the surrounding areas.

(3) Includes San Antonio, Texas, St. Lucie County, Florida, Topeka, Kansas, Northeast Kansas and the surrounding areas.

(4) Includes San Francisco/Oakland/San Jose, California and surrounding areas.

(5) Includes diagnostic imaging centers in Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Kansas, Minnesota, Missouri, Nebraska, Nevada, Ohio and Pennsylvania that were acquired as part of the Questar acquisition and that have not been integrated into pre-existing Radiologix market areas.

Corporate assets, including intangible assets, as of September 30, 2001 and 2002 were $96,118 and $111,038 respectively.

The following is a reconciliation of income before taxes and purchases of property and equipment by the Company's five reportable segments to the Company's consolidated financial statements for the nine months ended September 30, 2001 and 2002 (in thousands):

                                                           FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           ------------------------
                                                             2002            2001
                                                           --------        --------
           Segment profit                                  $ 46,831        $ 43,606
           Unallocated amounts:
              Corporate general and administrative          (11,577)        (11,017)
              Corporate other income                            180              --
              Corporate depreciation and amortization        (4,267)         (5,093)
              Corporate interest expense                    (10,513)         (8,775)
                                                           --------        --------
           Income before taxes                             $ 20,654        $ 18,721
                                                           ========        ========


                                                           FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           ------------------------
                                                             2002            2001
                                                           --------        --------
         Expenditures:
           Segment purchases of property and equipment     $ 17,674        $  4,482
           Corporate purchases of property and
              equipment                                         243             104
                                                           --------        --------
           Total purchases of property and equipment
         expenditures                                      $ 17,917        $  4,586
                                                           ========        ========

7.  SUPPLEMENTAL GUARANTOR INFORMATION

    In connection with the Senior Notes, certain of the Company's subsidiaries ("Subsidiary Guarantors") guaranteed, jointly and severally, the Company's obligation to pay principal and interest on the Senior Notes on a full and unconditional basis.

    The following supplemental condensed consolidating financial information presents the balance sheets as of December 31, 2001 and September 30, 2002, and the statements of income and cash flows for the nine months ended September 30, 2001 and 2002. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the non-guarantor subsidiaries using the equity method.

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

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

                               SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                        SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                            PARENT      GUARANTORS    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                           ---------    ----------    -------------    ------------    ------------
ASSETS:
Cash and cash equivalents ..............   $  11,642    $   (1,337)   $       5,828    $         --    $     16,133
Accounts receivable, net ...............          --        67,180            3,171              --          70,351
Other current assets ...................         964        15,510             (222)             --          16,252
                                           ---------    ----------    -------------    ------------    ------------
          Total current assets .........      12,606        81,353            8,777              --         102,736
Property and equipment, net ............       2,309        56,207            3,280              --          61,796
Investment in subsidiaries .............     137,420            --               --        (137,420)             --
Goodwill ...............................          --        28,510               --              --          28,510
Intangible assets, net .................          --        69,746            1,624              --          71,370
Other assets, net ......................      19,363        12,698               33              --          32,094
                                           ---------    ----------    -------------    ------------    ------------
                                           $ 171,698    $  248,514    $      13,714    $   (137,420)   $    296,506
                                           =========    ==========    =============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses ..   $   8,707    $   23,630    $       2,451    $         --    $     34,788
Current portion of long-term obligations          76         3,702              543              --           4,321
Other current liabilities ..............          (2)          242               --              --             240
                                           ---------    ----------    -------------    ------------    ------------
          Total current liabilities ....       8,781        27,574            2,994              --          39,349
Long-term obligations, net of current
    portion ............................     171,524         2,234            1,469              --         175,227
Other noncurrent liabilities ...........     (78,598)       89,609           (1,068)             --           9,943
Minority interests .....................          --            --            1,996              --           1,996
Stockholders' equity ...................      69,991       129,097            8,323        (137,420)         69,991
                                           ---------    ----------    -------------    ------------    ------------
                                           $ 171,698    $  248,514    $      13,714    $   (137,420)   $    296,506
                                           =========    ==========    =============    ============    ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING BALANCE SHEET (AUDITED)

                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                        SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                            PARENT      GUARANTORS    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                           ---------    ----------    -------------    ------------    ------------
ASSETS:

Cash and cash equivalents ..............   $   7,670    $     (953)   $       4,044    $         --    $     10,761
Accounts receivable, net ...............          --        69,048            2,277              --          71,325
Other current assets ...................       1,713        13,009           (1,182)             --          13,540
                                           ---------    ----------    -------------    ------------    ------------
          Total current assets .........       9,383        81,104            5,139              --          95,626
Property and equipment, net ............       1,954        54,571            3,814              --          60,339
Investment in subsidiaries .............     110,635            --               --        (110,635)             --
Goodwill ...............................          --        28,510               --              --          28,510
Intangible assets, net .................          --        67,800            1,783              --          69,583
Other assets, net ......................      17,379        13,201               87              --          30,667
                                           ---------    ----------    -------------    ------------    ------------
                                           $ 139,351    $  245,186    $      10,823    $   (110,635)   $    284,725
                                           =========    ==========    =============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses ..   $   5,777    $   25,612    $       3,504    $         --    $     34,893
Current portion of long-term obligations         232         4,659              573              --           5,464
Other current liabilities ..............          --            55               --              --              55
                                           ---------    ----------    -------------    ------------    ------------
          Total current liabilities ....       6,009        30,326            4,077              --          40,412
Long-term obligations, net of current
    portion ............................     184,905         5,964              819              --         191,688
Other noncurrent liabilities ...........     (96,039)      104,168           (1,162)             --           6,967
Minority interests .....................          --            --            1,182              --           1,182
Stockholders' equity ...................      44,476       104,728            5,907        (110,635)         44,476
                                           ---------    ----------    -------------    ------------    ------------
                                           $ 139,351    $  245,186    $      10,823    $   (110,635)   $    284,725
                                           =========    ==========    =============    ============    ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                        SUBSIDIARY   NON-GUARANTOR                      TOTAL
                                            PARENT      GUARANTORS   SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                           ---------    ----------   -------------    ------------   ------------
Service fee revenue .....................  $      --    $  200,592   $      16,764    $         --   $    217,356
Costs and expenses:
    Salaries and benefits ...............         --        60,431           2,266              --         62,697
    Field supplies ......................         --        12,327             877              --         13,204
    Field rent and lease expense ........         --        22,938           1,484              --         24,422
    Other field expenses ................       (180)       30,411           4,936              --         35,167
    Bad debt expense ....................         --        17,383           1,166              --         18,549
    Corporate general and administrative      11,577            --              --              --         11,577
    Depreciation and amortization .......      2,076        16,456             751              --         19,283
    Interest expense, net ...............     10,513         3,452             302              --         14,267
                                           ---------    ----------   -------------    ------------   ------------
         Total costs and expenses .......     23,986       163,398          11,782              --        199,166
                                           ---------    ----------   -------------    ------------   ------------
Income (loss) before taxes, minority
    interest in consolidated subsidiaries
    and equity in earnings of investments    (23,986)       37,194           4,982              --         18,190
Equity in earnings of investments .......         --         3,419              --              --          3,419
Minority interests in consolidated
    subsidiaries ........................         --            --            (955)             --           (955)
                                           ---------    ----------   -------------    ------------   ------------
Income (loss) before taxes ..............    (23,986)       40,613           4,027              --         20,654
Income tax expense (benefit) ............     (9,594)       16,245           1,611              --          8,262
                                           ---------    ----------   -------------    ------------   ------------
    Net income (loss) ...................  $ (14,392)   $   24,368   $       2,416    $         --   $     12,392
                                           =========    ==========   =============    ============   ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                          SUBSIDIARY   NON-GUARANTOR                      TOTAL
                                              PARENT      GUARANTORS   SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                             ---------    ----------   -------------    ------------   ------------
Service fee revenue ......................   $      --    $  189,443   $      13,879    $         --   $    203,322
Costs and expenses:
    Salaries and benefits ................          --        53,916           1,882              --         55,798
    Field supplies .......................          --        11,170             912              --         12,082
    Field rent and lease expense .........          --        23,683           1,722              --         25,405
    Other field expenses .................          --        30,405           4,520              --         34,925
    Bad debt expense .....................          --        19,074              --              --         19,074
    Corporate general and administrative .      11,017            --              --              --         11,017
    Depreciation and amortization ........       2,087        14,651             557              --         17,295
    Interest expense, net ................       8,775         3,210             110              --         12,095
                                             ---------    ----------   -------------    ------------   ------------
         Total costs and expenses ........      21,879       156,109           9,703              --        187,691
                                             ---------    ----------   -------------    ------------   ------------
Income (loss) before taxes, minority .....     (21,879)       33,334           4,176              --         15,631
    interest in consolidated subsidiaries
    and equity in earnings of investments
Equity in earnings of investments ........          --         3,907              --              --          3,907
Minority interests in consolidated
    subsidiaries .........................          --            --            (817)             --           (817)
                                             ---------    ----------   -------------    ------------   ------------
Income (loss) before taxes ...............     (21,879)       37,241           3,359              --         18,721
Income tax expense (benefit) .............      (8,751)       14,896           1,344              --          7,489
                                             ---------    ----------   -------------    ------------   ------------
    Net income (loss) ....................   $ (13,128)   $   22,345   $       2,015    $         --   $     11,232
                                             =========    ==========   =============    ============   ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                              SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                   PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 ---------    ----------    -------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) ................   $ (7,630)   $   37,165    $       1,216    $         --   $     30,751
  OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and equipment, net ....     (2,431)      (15,269)            (217)             --        (17,917)
  Joint ventures ..............................         --           472               --              --            472
  Other items .................................     (2,751)         (697)              72              --         (3,376)
                                                  --------    ----------    -------------    ------------   ------------
          Net cash used in investing activities     (5,182)      (15,494)            (145)             --        (20,821)
                                                  --------    ----------    -------------    ------------   ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds (payments) on long-term debt .......     (4,049)       (1,784)             620              --         (5,213)
  Due to/from parent/subsidiaries .............     17,586       (17,663)              77              --             --
  Other items .................................      3,247        (2,608)              16              --            655
                                                  --------    ----------    -------------    ------------   ------------
          Net cash provided by (used in)
              financing activities.............     16,784       (22,055)             713              --         (4,558)
                                                  --------    ----------    -------------    ------------   ------------
NET INCREASE (DECREASE) IN CASH ...............      3,972          (384)           1,784              --          5,372
  AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,
  beginning of period .........................      7,670          (953)           4,044              --         10,761
                                                  --------    ----------    -------------    ------------   ------------
CASH AND CASH EQUIVALENTS,
  end of period ...............................   $ 11,642    $   (1,337)   $       5,828    $         --   $     16,133
                                                  ========    ==========    =============    ============   ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                          SUBSIDIARY   NON-GUARANTOR                       TOTAL
                                              PARENT      GUARANTORS   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             ---------    ----------   -------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) ...........   $ (6,563)   $   32,517    $       4,135    $         --   $     30,089
  OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and equipment, net       (997)       (3,132)            (457)             --         (4,586)
  Joint ventures .........................         --         2,371               --              --          2,371
  Other items ............................      2,499        (3,081)            (685)             --         (1,267)
                                             --------    ----------    -------------    ------------   ------------
          Net cash provided by (used in)
              investing activities .......      1,502        (3,842)          (1,142)             --         (3,482)
                                             --------    ----------    -------------    ------------   ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on long-term debt .............    (15,774)       (6,894)            (564)             --        (23,232)
  Senior credit facility .................     24,307       (21,650)          (2,657)             --             --
  Due to/from parent/subsidiaries ........     (2,961)           --               --              --         (2,961)
  Other items ............................      1,415        (1,540)             131              --              6
                                             --------    ----------    -------------    ------------   ------------
          Net cash provided by (used in)
              financing activities........      6,987       (30,084)          (3,090)             --        (26,187)
                                             --------    ----------    -------------    ------------   ------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS........................      1,926        (1,409)             (97)             --            420
CASH AND CASH EQUIVALENTS,
  beginning of period ....................        941           191            2,488              --          3,620
                                             --------    ----------    -------------    ------------   ------------
CASH AND CASH EQUIVALENTS,
  end of period ..........................   $  2,867    $   (1,218)   $       2,391    $         --   $      4,040
                                             ========    ==========    =============    ============   ============

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

OVERVIEW

    We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (or
MRI), computed tomography (or CT), positron emission tomography (or PET), nuclear medicine, ultrasound, mammography, bone densitometry (or DEXA), general radiography (or X-ray) and fluoroscopy. For the nine months ended September 30, 2002, we derived 80% of our service fee revenue from the ownership, management and operation of our radiology and imaging center network and 20% of our service fee revenue from the administrative, management and information services provided to contracted radiology practices. As of September 30, 2002, we owned, operated or maintained an ownership interest in imaging equipment at 116 locations and provided management services to ten radiology practices. As of September 30, 2002, our imaging centers are located in 17 states, with concentrated geographic coverage in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia.

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

    For the nine months ended September 30, 2002, payment for diagnostic imaging services comes primarily from commercial third-party payors (65%), governmental payors (27%, including Medicare and Medicaid) and private and other payors (8%). In August 2000, Medicare made significant changes in the reimbursement methodology for hospital outpatient services. We believe that we will have opportunities to increase the use of our diagnostic imaging services through additional joint venture or outsourcing arrangements with hospitals, in part because such federal healthcare regulatory changes favor outpatient centers that are managed or owned in joint venture or outsourcing arrangements with third parties. As of January 2002, Medicare decreased reimbursement rates for physician and outpatient services, including diagnostic imaging services. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. For the nine months ended September 30, 2002, approximately 5% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements.

    Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established charges and reduced by contractual allowances. In addition, bad debt expense related to established charges is recognized as costs and expenses rather than a deduction from revenue. We use historical collection experience in estimating contractual adjustments and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known. Service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices. The amounts retained by contracted radiology practices represents amounts paid to the physicians pursuant to the service agreements between us and the contracted radiology practices. Under the service agreements, we provide each contracted radiology practice with the facilities and equipment used in its medical practice, assume responsibility for managing the operations of the practice, and employ substantially all of the non-physician personnel utilized by the contracted radiology practice. Although we assist in negotiating managed care contracts for the contracted radiology practices, we assume no risk under these arrangements.

    Our service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams: (1) a negotiated percentage (up to 30%) of the adjusted professional revenues as defined in the service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, we have negotiated a base service fee, which is equal to the estimated fair market value of the services provided under the service agreements and which is renegotiated each year to equal the fair market value of the services provided under the service agreements. The fixed fee structure results in us receiving substantially the same amount of service fee as we would have received under a negotiated percentage fee structure. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (for example, non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the contracted radiology practices' revenue. Revenues of our subsidiary, Questar Imaging, Inc. ("Questar") are primarily derived from technical revenues generated from those imaging centers.

RESULTS OF OPERATIONS

    We report the results of our operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western regions. In addition, we report separately the results of our operations of the imaging centers of our subsidiary, Questar. Our operations in each of the four designated regions are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with our diagnostic imaging centers and to hospitals and radiology practices with which we operate joint ventures. Our services leverage our existing infrastructure and improve radiology practice or joint venture profitability, efficiency and effectiveness. We have divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but do not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are treated as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with contracted radiology practices in the four designated regions. In addition, any imaging centers of Questar that are in the same region as the operations of the contracted radiology practices in the four designated regions are not included in the service agreements of the contracted radiology practices.

    For discussion and analysis purposes, the operating margin is defined as service fee revenue less operating expenses ("operating income") as a percent of service fee revenue. The operating margin for the Mid Atlantic region increased from 31% to 32% for the nine months ended September 30, 2001 and 2002. The operating margin for the Northeastern region increased from 26% for the nine months ended September 30, 2001 to 28% in 2002. The increase in the operating margin is primarily attributable to the growth in technical volume and, therefore, technical revenues. In addition, the operating margin increased partially as a result of higher reimbursement on a managed care contract and was also impacted by the higher fixed fee recognized at the New York practices compared to 2001. The operating margin for the Central region of 34% for the nine months ended September 30, 2001 decreased to 33% in 2002. The decrease in the operating margin is primarily attributable to increased salaries and benefits, as well as malpractice insurance costs. The decrease was partially offset by decreased purchased billing services and by increased technical revenues in the Central region overall. The operating margin for the Western region decreased from 24% for the nine months ended September 30, 2001 to 22% in 2002. The decrease is primarily attributable to a decrease in the number of hospitals in which we provide management services and the impact of increased salaries and benefits. The decrease was partially offset by a decrease in rent expense, attributable to the purchase in December 2001 of equipment previously held under operating leases. The operating margin for Questar increased from 17% for the nine months ended September 30, 2001 to 23% for the nine months ended September 30, 2002. The increase in the operating margin is primarily attributable to improved collections, which decreased estimated contractual allowances and, therefore, increased service fee revenue.

Recent Developments

During the three months ended September 30, 2002, we experienced lower volume than management's expectations as a result of greater than expected seasonality and increased payor pre-authorization activity. Recently, an increasing number of payors in which we do business with have instituted more comprehensive pre-authorization programs on certain procedures. Under pre-authorization programs, the referring physician must justify medical necessity based on payor's specific guidelines prior to the services being rendered. As pre-authorization programs mature with referring physicians and payors, we cannot give any assurance that it will not continue to have an adverse effect on our business, results of operations or financial condition.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Service Fee Revenue

    The following table sets forth the amounts of revenue from the contracted radiology practices and diagnostic imaging centers and the amounts retained by contracted radiology practices (in thousands):

                                                              FOR THE THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 2002             2001
                                                              ----------       ---------
Revenue from contracted radiology practices and               $   98,092       $  94,800
  diagnostic imaging centers, net of contractual allowances
Less: amounts retained by contracted radiology practices         (26,817)        (25,625)
                                                              ----------       ---------
Service fee revenue, as reported                              $   71,275        $  69,175
                                                              ==========       =========

    Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, increased $3.3 million, from $94.8 million in 2001 to $98.1 million in 2002. This increase was primarily due to increased revenues derived from increased volume at the diagnostic imaging centers which increased our revenue from contracted radiology practices and diagnostic imaging centers. Amounts retained by contracted radiology practices increased from $25.6 million in 2001 to $26.8 million in 2002. As a percentage of revenue from contracted radiology practices and diagnostic imaging centers, net of contractual adjustments, the costs remained constant at 27.0% and 27.3% for 2001 and 2002, respectively. The increase in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual adjustments, and the increase in amounts retained by contracted radiology practices, resulted in service fee revenue increasing $2.1 million, from $69.2 million in 2001 to $71.3 million, in 2002.

Salaries and Benefits

    Salaries and benefits increased $2.9 million, from $18.7 million in 2001 to $21.6 million in 2002. Salaries and benefits increased as volume and revenues increased and as salaries and benefits for technologists increased. As a percentage of service fee revenue, these costs increased from 27.0% in 2001 to 30.4% in 2002.

Field Supplies

    Field supplies increased $100,000, from $4.2 million in 2001 to $4.3 million in 2002. As a percentage of service fee revenue, these costs remained constant at 6.0% for 2001 and 2002.

Field Rent and Lease Expense

    Field rent and lease expense decreased $400,000, from $8.6 million in 2001 to $8.2 million in 2002. As a percentage of service fee revenue, these costs were 12.5% and 11.4% in 2001 and 2002, respectively. The decrease in the rent and lease expense was primarily attributable to the purchase in December 2001 of equipment previously held under operating leases.


Other Field Expenses

    Other field expenses decreased $400,000 from $12.0 million in 2001 to $11.6 million in 2002. Generally, these costs do not increase in proportion with increases in volume and revenue. However, as a percentage of service fee revenue, these costs decreased from 17.3% in 2001 to 16.2% in 2002. Purchased billing services decreased approximately $700,000 due to (i) the conversion of these services to an in-house billing department at one of the Northeastern contracted radiology practices at the end of 2001 and (ii) billing services no longer provided for professional services at certain hospitals. In addition, malpractice liability insurance expense decreased approximately $200,000 from $900,000 in 2001 to $700,000 in 2002. In connection with the amendment of the service agreement with certain of our contracted radiology practices, we no longer incur malpractice liability insurance premiums for physicians of those contracted radiology practices. Prior to July 1, 2002, malpractice liability insurance premiums for these contracted radiology practices was included in certain contractually agreed upon expenses in which we reimbursed those practices for a portion of their expense.

Bad Debt Expense

    Bad debt expense decreased $100,000 from $6.3 million in 2001 to $6.2 million in 2002. As a percentage of service fee revenue, these costs were 9.2% and 8.7% in 2001 and 2002, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages inherently result in a higher stated value than if it were calculated as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers. Therefore, bad debt expense should be compared for 2001 and 2002 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, bad debt expense was 6.7% and 6.3% in 2001 and 2002, respectively.

Corporate General and Administrative

    Corporate general and administrative expenses decreased $800,000, from $4.5 million in 2001 to $3.7 million in 2002. As a percentage of service fee revenue, these costs were 6.5% and 5.2% in 2001 and 2002, respectively. During the three months ended September 30, 2001 we recorded a $1.0 million one-time charge for transaction costs related to the termination of a merger. Adjusting for the one-time charge, corporate general and administrative expenses increased 5.7% due to the further development of our infrastructure at the corporate office during the latter part of 2001, including additional employees and associated employee benefits, offset by lower incentive compensation.

Depreciation and Amortization

    Depreciation and amortization expense increased $900,000, from $5.8 million in 2001 to $6.7 million in 2002. As a percentage of service fee revenue, these costs were 8.4% and 9.4% in 2001 and 2002, respectively. The increase in depreciation expense is primarily attributable to the purchase of $7.8 million of property and equipment for replacement, maintenance, and expansion during the three months ended September 2002 compared to $1.0 million during the three months ended September 2001. In addition, the increase in depreciation expense is due to the purchase in December 2001 of equipment previously held under operating leases. This is partially offset by a decrease in amortization due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As a result, $28.5 million of intangible assets, primarily related to acquired intangible assets with an indefinite useful life, are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets.

Interest Expense, net

    Interest expense, net, increased $1.0 million from $3.6 million in 2001 to $4.6 million in 2002. The increase is due to higher interest costs associated with our Senior Notes issued in December 2001.

Income Tax Expense

    Income tax expense of $2.5 million in 2001 and $2.1 million in 2002 was based on a 40% effective tax rate.

Net Income

    Net income decreased from $3.8 million in 2001 to $3.2 million in 2002. Net income as a percentage of service fee revenue was 4.5% in 2002, which decreased from 5.5% in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Service Fee Revenue

    The following table sets forth the amounts of revenue from the contracted radiology practices and diagnostic imaging centers and the amounts retained by contracted radiology practices (in thousands):

                                                                   FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   --------------------------
                                                                       2002           2001
                                                                   ------------    ----------
Revenue from contracted radiology practices and                    $    298,021    $  284,238
  diagnostic imaging centers, net of contractual allowances
Less: amounts retained by contracted radiology practices                (80,665)      (80,916)
                                                                   ------------    ----------
Service fee revenue, as reported                                   $    217,356    $  203,322
                                                                   ============    ==========

    Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual adjustments, increased $13.8 million, from $284.2 million in 2001 to $298.0 million in 2002. This increase was primarily due to increased revenues derived from increased volume at the diagnostic imaging centers, which increased our revenue from contracted radiology practices and diagnostic imaging centers. Amounts retained by contracted radiology practices decreased from $80.9 million in 2001 to $80.7 million in 2002. The increase in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual adjustments, and the decrease in amounts retained by contracted radiology practices, resulted in service fee revenue increasing $14.1 million, from $203.3 million in 2001 to $217.4 million, in 2002.

Salaries and Benefits

    Salaries and benefits increased $6.9 million, from $55.8 million in 2001 to $62.7 million in 2002. Salaries and benefits increased as volume and revenues increased and as salaries and benefits for technologists increased. As a percentage of service fee revenue, these costs were 27.4% and 28.8% in 2001 and 2002, respectively.

Field Supplies

    Field supplies increased $1.1 million, from $12.1 million in 2001 to $13.2 million in 2002. As a percentage of service fee revenue, these costs remained relatively constant at 5.9% and 6.1% in 2001 and 2002, respectively.

Field Rent and Lease Expense

    Field rent and lease expense decreased $1.0 million, from $25.4 million in 2001 to $24.4 million in 2002. As a percentage of service fee revenue, these costs were 12.5% and 11.2% in 2001 and 2002, respectively. The decrease in the rent and lease expense was primarily attributable to the purchase in December 2001 of equipment previously held under operating leases.

Other Field Expenses

    Other field expenses remained relatively constant at $34.9 million in 2001 and $35.2 million in 2002. Generally, these costs do not increase in proportion with increases in volume and revenues. However, as a percentage of service fee revenue, these costs decreased from 17.3% in 2001 to 16.2% in 2002. Purchased billing services decreased approximately $1.8 million due to (i) the conversion of these services to an in-house billing department at one of the Northeastern contracted radiology practices in 2002 and (ii) billing services no longer provided for professional services at certain hospitals.

Bad Debt Expense

    Bad debt expense decreased $500,000, from $19.1 million in 2001 to $18.6 million in 2002. As a percentage of service fee revenue, these costs were 9.4% and 8.5% in 2001 and 2002, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages inherently result in a higher stated value than if it were calculated as a percentage of revenue of the contracted radiology practice and diagnostic imaging centers. Therefore, bad debt expense should be compared for 2001 and 2002 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, bad debt expense was 6.7% and 6.2% in 2001 and 2002, respectively.

Corporate General and Administrative

    Corporate general and administrative expenses increased $600,000, from $11.0 million in 2001 to $11.6 million in 2002. As a percentage of service fee revenue, these costs were 5.4% and 5.3% in 2001 and 2002, respectively. The increase in these costs is primarily due to the further development of our infrastructure at the corporate office during the latter part of 2001, including additional employees and associated employee benefits. This increase is offset by a $1.0 million one-time charge related to the termination of a merger recorded during the nine months ended September 30, 2001, and lower year to date incentive compensation.

Depreciation and Amortization

    Depreciation and amortization expense increased $2.0 million, from $17.3 million in 2001 to $19.3 million in 2002. As a percentage of service fee revenue, these costs were 8.5% and 8.9% in 2001 and 2002, respectively. The increase in depreciation expense is primarily attributable to the purchase of $17.9 million of property and equipment for replacement, maintenance, and expansion during the nine months ended September 30, 2002. In addition, the increase in depreciation expense is attributable to the purchase in December 2001 of equipment previously held under operating leases. This is partially offset by a decrease in amortization due to the adoption at SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As a result, $28.5 million of intangible assets, primarily related to acquired intangible assets with an indefinite useful life, are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets.

Interest Expense, net

    Interest expense, net, increased $2.2 million, from $12.1 million in 2001 to $14.3 million in 2002. The increase is due to higher interest costs associated with our Senior Notes issued in December 2001.

Income Tax Expense

    Income tax expense of $7.5 million in 2001 and $8.3 million in 2002 was based on a 40% effective tax rate.

Net Income

    Net income increased from $11.2 million in 2001 to $12.4 million in 2002. Net income as a percentage of service fee revenue was 5.7% in 2002, which increased from 5.5% in 2001.


LIQUIDITY AND CAPITAL RESOURCES

    Liquidity for the nine months ended September 30, 2002, was derived principally from net cash proceeds from operating activities. As of September 30, 2002, we had net working capital of $63.4 million, including cash and cash equivalents of $16.1 million. We had current assets of $102.7 million and current liabilities of $39.3 million, including current maturities of long-term debt and capital lease obligations of $4.3 million. For the nine months ended September 30, 2002, we generated $30.8 million in net operating cash flow, invested $20.8 million and used cash of $4.6 million in financing activities.

    Net cash from operating activities for the nine months ended September 30, 2002 of $30.8 million increased from the $30.1 million for the same period in 2001 due to increased net income. This was partially offset by the effect of higher interest costs paid in 2002 versus 2001. Increased collections of accounts receivable, as well as the implementation of certain cash management strategies, resulted in a decrease in accounts receivable days outstanding from 73 days at September 30, 2001 to 70 days at September 30, 2002.

    Net cash used in investing activities for the nine months ended September 30, 2001 and 2002 was $3.5 million and $20.8 million, respectively. Purchases of property and equipment during the nine months ended September 30, 2001 and 2002 were $4.6 million and $17.9 million, respectively. For the nine months ended September 30, 2002, we have invested $9.9 million in the replacement and maintenance of property and equipment and $8.0 million in the expansion of property and equipment.

    Net cash flows used in financing activities for the nine months ended September 30, 2001 and 2002 were $26.2 million and $4.6 million, respectively. At September 30, 2002, we had outstanding borrowings of $160 million under our senior notes, $12.0 million outstanding under our convertible subordinated junior note and an additional $7.6 million in other debt obligations. In December 2001, we terminated our senior credit facility with proceeds from a $160 million senior notes ("Senior Notes") issuance, due December 15, 2008. The Senior Notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on June 15 and December 15 of each year, and commenced June 15, 2002. The Senior Notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The Senior Notes are unsecured obligations which rank senior in right of payment to all of our subordinated indebtedness and equal in right of payment with all other senior indebtedness. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries. In addition to the Senior Notes issuance in December 2001, we entered into a credit facility whereby we can borrow up to $35 million. At September 30, 2002, no borrowings were outstanding under the credit facility. Under the credit facility, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin, which can vary from 3.0% to 3.5%, or (ii) the prime rate, plus an applicable margin, which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by us. The credit facility includes certain restrictive covenants, including prohibitions on the payment of dividends, limitations on capital expenditures and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the credit facility are secured by all service agreements to which we are a party, a pledge of the stock of our subsidiaries and all of the Company's and its wholly owned subsidiaries' assets.

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

Health Insurance Portability and Accountability Act

    The administrative provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") direct the federal government to adopt national electronic standards for automated transfer of certain health care data between health care payors, plans and providers. HIPAA is designed to enable the entire health care industry to communicate electronic data using a single set of standards, thus eliminating all nonstandard formats currently in use. Our contracted radiology practices and diagnostic imaging centers are "covered entities" under HIPAA, and as such, must comply with the HIPAA electronic data interchange mandates. We are required to be compliant by October 16, 2003. We are in the process of determining the readiness status of our software vendors, payors and claim clearinghouses to assess exposure with regard to this legislation. We are at risk for both our own HIPAA compliance and the compliance of those with whom we do business , particularly third party payors and hospitals. There can be no assurance that HIPAA compliance issues will not have an adverse effect on our business, results of operations or financial condition.

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


ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14 under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information that is required to be included in our periodic filings with the Securities and Exchange Commission. After the date of that evaluation, no significant changes were made in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

We also have investments, not material in amount, in certain unconsolidated entities. Since we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

                           PART II: OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

    (b) Reports on Form 8-K. The registrant filed a Current Report on Form 8-K dated September 24, 2002, announcing the modification of its financial guidance for fiscal year 2002 following the impact on third quarter procedure volume and service fee revenue of greater than expected seasonality in July and August.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              RADIOLOGIX, INC.


Date:             November 14, 2002           /s/ MARK L. WAGAR
                                              -----------------
                                              Mark L. Wagar
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

Date:             November 14, 2002           /s/ SAMI S. ABBASI
                                              ------------------
                                              Sami S. Abbasi
                                              Chief Financial Officer and
                                              Executive Vice President
                                              (Principal Accounting Officer)

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER


I, Mark L. Wagar, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of Radiologix, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Mark L. Wagar
   -----------------------------------------
Mark L. Wagar
Chairman and Chief Executive Officer

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER


I, Sami S. Abbasi, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of Radiologix, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Sami S. Abbasi
   -----------------------------------------
Sami S. Abbasi
Executive Vice President and Chief Financial Officer

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

   10.6          Amended and Restated Service Agreement among Radiologix, Inc.,
                 Advanced Imaging Partners, Inc., and Advanced Radiology, P.A., dated as of July 1, 2002.*

   10.7          Amended and Restated Service Agreement among Radiologix, Inc.,
                 Ide Imaging Partners, Inc., and The Ide Group, P.C., dated as of July 1, 2002.*

   10.9          Amended and Restated Service Agreement among Radiologix, Inc.,
                 Mid Rockland Imaging Partners, Inc., and Hudson Valley
                 Radiology Associates, P.L.L.C., dated as of July 1, 2002.*

   10.15         Amended and Restated Service Agreement among Radiologix, Inc.,
                 Radiology and Nuclear Medicine Partners, Inc., and Radiology and Nuclear Medicine, L.L.C., dated as of July 1, 2002.*

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of
                 Mark L. Wagar.*

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of
                 Sami S. Abbasi.*

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