Form 10-K
period 2002-12-31
RADIOLOGIX INC
filed 2003-03-31
CIK 1031329

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

            OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002          COMMISSION FILE NO. 0-23311


                                RADIOLOGIX, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2648089
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                           3600 JPMORGAN CHASE TOWER
                                2200 ROSS AVENUE
                            DALLAS, TEXAS 75201-2776
          (Address of principal executive offices, including zip code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $318,524,356, based on the closing sales price of $15.25 of the registrant's Common Stock on the American Stock Exchange on June 28, 2002.

     As of March 24, 2003, 21,695,153 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the 2003 Annual Meeting of Stockholders of the registrant are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                RADIOLOGIX, INC.

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   43
Item 8.   Financial Statements and Supplementary Data.................   44
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   78

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   78
Item 11.  Executive Compensation......................................   78
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   78
Item 13.  Certain Relationships and Related Transactions..............   78
Item 14.  Controls and Procedures.....................................   79

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   79

                                     PART I

ITEM 1. BUSINESS

                    THE DIAGNOSTIC IMAGING SERVICES INDUSTRY

OVERVIEW

     Diagnostic imaging involves the use of less-invasive techniques to generate representations of internal anatomy that can be recorded on film or digitized for display on a video monitor. Diagnostic imaging procedures facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required for patients and healthcare providers. Diagnostic imaging procedures include: magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy.

     The Centers for Medicare & Medicaid Services ("CMS"), formerly Health Care Financing Administration, estimate that national healthcare spending in 2001 was approximately $1.4 trillion and expect that spending will grow, on average, in excess of 7% annually through 2012. The American College of Radiology estimates that over 400 million diagnostic imaging procedures were performed in the United States during 2000, the most recent year for which data are available, generating estimated revenue of over $60 billion. Furthermore, the American College of Radiology estimates that over 60% of this diagnostic imaging revenue was generated on an outpatient basis.

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

     Nuclear Medicine. Nuclear medicine utilizes short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000.

     Ultrasound. Ultrasound imaging utilizes high-frequency sound waves to develop images of internal organs, fetuses and the vascular system. Ultrasound has widespread applications, particularly for procedures in obstetrics, gynecology and cardiology. Ultrasound systems are priced in the range of $90,000 to $250,000.

     Mammography. Mammography is a specialized form of radiology utilizing low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis and treatment planning for breast cancer. Mammography systems are priced in the range of $70,000 to $100,000.

     Bone Densitometry. Bone densitometry uses an advanced technology called dual-energy X-ray absorptiometry, or DEXA, which safely, accurately and painlessly measures bone density and the mineral content of bone for the diagnosis of osteoporosis and other bone diseases. Bone densitometry systems are priced in the range of $40,000 to $90,000.

     General Radiography (or X-ray) and Fluoroscopy. X-rays utilize roentgen rays to penetrate the body and record images of organs and structures on film. Fluoroscopy utilizes ionizing radiation combined with a video viewing system for real time monitoring of organs. X-ray and fluoroscopy are the most frequently used imaging modalities. Digital X-ray systems add computer image processing capability to traditional X-ray images. X-ray systems are priced in the range of $50,000 to $250,000.

                                  OUR COMPANY

     We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as MRI, CT, PET, nuclear medicine, ultrasound, mammography, DEXA, X-ray and fluoroscopy. As of December 31, 2002, we operated 117 diagnostic imaging centers located in 17 states, with a concentration of diagnostic imaging centers in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia. We offer multi-modality imaging services at 64 of our diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

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

     For the year ended December 31, 2002, we performed over 1.9 million diagnostic imaging procedures and generated service fee revenue of $283.9 million. In addition, we generated cash flow from operations of $45.5 million for the year ended December 31, 2002.

COMPETITIVE STRENGTHS

     We believe that we are well-positioned to continue to take advantage of favorable demographic and diagnostic imaging services industry trends by capitalizing on the following strengths:

     Our Leading Market Position in Our Core Markets. We have a concentrated presence in our core markets, which enables us to offer patients, referring physicians and payors a higher degree of responsiveness and convenience than independent operators or hospitals. We provide flexible scheduling, convenient locations and expanded hours of operation, as well as the expeditious delivery of radiology reports to referring physicians. The 88 centers in our core markets generated 89% of our service fee revenue for the year ended December 31, 2002. We believe that payors contract with us because of our strong market presence, the high quality of our services and our ability to provide a single point of contact and centralized administration. In addition, our leading position enables us to increase our procedure volume, optimize equipment utilization, benefit from economies of scale in purchasing and negotiation of payor contracts and leverage our administrative and information technology infrastructure in our core markets.

     Comprehensive, Leading-Edge Diagnostic Imaging Services. We provide a broad range of diagnostic imaging services within our core markets. Our 64 multi-modality centers enable us to offer one-stop shopping to patients, referring physicians and payors. In our experience, referring physicians and payors prefer to enter into relationships with diagnostic imaging providers that offer a broad spectrum of services at convenient locations, benefiting referring physicians and patients who require more than one type of diagnostic imaging procedure. From January 1, 2000 to December 31, 2002, we added over $68 million of equipment and leasehold improvements through purchase or lease to enhance our diagnostic imaging centers and increase the number of modalities offered per center to provide services demanded by patients, referring physicians and payors. Our multi-modality offerings, coupled with the introduction of technologically advanced imaging equipment, have contributed to an increase in our volume of procedures and an increase in the average revenue per technical procedure from $87.61 in 1998 to $119.51 for the year ended December 31, 2002.

     Diversified Payor Mix and Multi-Modality Service Offerings. Our revenue base comprises a diverse mix of payors, including managed care organizations, traditional indemnity providers, Medicare, Medicaid and private and other payors. For the year ended December 31, 2002, revenue generated at our diagnostic imaging centers consisted of 64% from commercial third-party payors, 27% from Medicare and Medicaid, and 9% from private and other payors. In addition, we have experienced relatively stable pricing, with modest increases in most markets and across most modalities. We believe our payor diversity and multi-modality service offerings mitigate our exposure to possible unfavorable reimbursement trends within any one payor class and to modality-specific rate changes.

     Strong Relationships with Leading Radiology Practices. In each of our core markets, we contract with leading radiology practices to provide professional radiology services in connection with our diagnostic imaging centers. We believe that our affiliation with these leading radiology practices enhances our reputation with referring physicians and their patients. We also provide administrative, management and information services to certain radiology practices. In light of an ongoing shortage of radiologists, we believe that our contractual relationships with large, established radiology practices are important to maintaining our high quality service.

     Experienced Management Team. We have a highly experienced management team with an average of approximately 18 years of healthcare services experience. Management has successfully generated growth by increasing same center revenue and executing a disciplined expansion strategy.

BUSINESS STRATEGY

     Our strategy is to enhance our strong market presence and to increase revenue and cash flow by continuing to pursue the following business strategy:

     Increase Procedure Volume and Maximize Revenue at Existing Centers. We continue to enhance our operations and increase procedure volume and revenue at our existing centers by:

     - expanding referring physician, hospital and payor relationships;

     - increasing patient referrals through targeted marketing efforts; and

     - leveraging our multi-modality offerings to increase the number of high-end procedures performed.

     Maintain Market Leadership in Our Core Markets. We continue to maintain our leading market position in our core markets by pursuing strategic "tuck-in" acquisitions and developing de novo centers. In addition, we believe that we will have opportunities to increase the use of our diagnostic imaging services through additional joint venture or outsourcing arrangements with hospitals, in part due to federal healthcare regulations that favor outpatient centers that are managed or owned in joint venture or outsourcing arrangements with third parties.

     Maximize Equipment Utilization and Enhance Service Offerings. Sixty-four of our centers provide multi-modality imaging services, including various combinations of MRI, CT, PET, nuclear medicine, ultrasound, mammography, DEXA, X-ray and fluoroscopy. We intend to maximize our equipment utilization by adding, upgrading and re-deploying equipment where we experience excess demand and by consolidating, divesting or closing unprofitable centers or markets. In addition, we intend to enhance our service offerings by adding, upgrading and replacing our diagnostic imaging equipment to meet referring physician and patient demands.

OPERATION OF CENTERS

     At December 31, 2002, we operated 117 diagnostic imaging centers located in 17 states. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures such as MRI, CT, PET, nuclear medicine, ultrasound, mammography, DEXA, X-ray and fluoroscopy. As part of operating our diagnostic imaging centers, we purchase and maintain diagnostic imaging equipment, hire and train employees, schedule patient appointments, perform patient procedures, process bills, keep records and obtain and maintain permits, licenses and insurance.

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

     Payment for diagnostic imaging services comes primarily from commercial third-party payors, governmental payors (including Medicare and Medicaid) and private and other payors. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. For the year ended December 31, 2002, approximately 5% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements. The following table illustrates our approximate payor mix, based on revenue generated at our diagnostic imaging centers, for the year ended December 31, 2002:

                                                                PERCENT OF
PAYOR                                                          TOTAL REVENUE
-----                                                          -------------
Commercial..................................................        64%
Medicare and Medicaid.......................................        27%
Private and Other...........................................         9%

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

     Under our comprehensive services model, we have the right to terminate each agreement if the radiology practice or a physician employee of the contracted radiology practice engages in conduct, or is formally accused of conduct, for which the physician employee's license to practice medicine reasonably would be expected to be subject to revocation or suspension or is otherwise disciplined by any licensing, regulatory or professional entity or institution, the result of any of which (in the absence of termination of this physician or other action to monitor or cure this act or conduct) adversely affects or would reasonably be expected to adversely affect the radiology practice. In addition, we may terminate each of these agreements if, during the first five years of the agreement, more than one-third of the total number of physicians employed or retained by the practice are no longer employed or retained by the practice other than because of certain events, including death, permanent disability, pre-qualified retirement or involuntary loss of hospital contracts or privileges.

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

     The agreements with most of the radiology practices under our technical services model contain non-compete provisions that are generally less restrictive than those provisions under our comprehensive services model. The geographic scope of and types of services covered by the non-compete provisions vary from practice to practice. Under our technical services model, we generally have the right to terminate the agreement if a contracted radiology practice loses the licenses required to perform the service obligations under the agreement, violates non-compete provisions relating to the modalities offered or if income thresholds are not met.

DIAGNOSTIC IMAGING CENTERS

     At December 31, 2002, we operated 117 diagnostic imaging centers consisting of 85 owned and operated free-standing diagnostic imaging centers; 21 diagnostic imaging centers operated by us and owned through 15 joint venture relationships with hospitals, health centers or radiology practices; and 11 diagnostic imaging centers to which we provide management, administrative and information services or diagnostic imaging equipment. Of our 117 centers, 64 centers offer multiple modalities of diagnostic imaging services. The number and type of modalities offered are determined primarily by the demand for such services within their respective market areas.

     Information related to these diagnostic imaging centers is set forth below:

                                                                       DIAGNOSTIC IMAGING CENTERS
                                                                      ----------------------------
                                                                                  JOINT
                                                                       OWNED     VENTURE
MARKET NAME                             GEOGRAPHIC LOCATION           CENTERS    CENTERS    OTHER
-----------                             -------------------           --------   --------   ------
Mid-Atlantic...................  Baltimore, MD/Washington Metro-         28         10        --
                                 Area
Finger Lakes...................  Rochester, NY                            7         --         2
Bay Area.......................  San Francisco/Oakland/San Jose, CA      18         --        --
South Texas....................  San Antonio, TX                          1          5        --
Northeast Kansas...............  Topeka, KS and Northeast KS              1          1        --
Hudson Valley..................  Rockland County, NY                      6         --         6
Treasure Coast.................  St. Lucie County, FL                     3         --        --
Questar........................  Multiple locations(1)                   21          5         3
  TOTAL........................                                          85         21        11
                                                                         --         --        --

---------------

(1) Includes diagnostic imaging centers in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Minnesota, Missouri, Nebraska, Nevada, Ohio and Pennsylvania that are not integrated into our core market areas.

     Many of the 21 joint venture diagnostic imaging centers are located on, or adjacent to, the participating hospital or health center's campus. We are the general partner or managing member of 13 of our 15 joint ventures, comprising 19 of the 21 joint venture diagnostic imaging centers.

     The 11 diagnostic imaging centers to which we provide management, administrative and information services include nine locations where we own the diagnostic imaging equipment. Examples of these nine locations include hospitals where we have installed equipment that we operate under an agreement with the hospital or health center. These relationships permit us to provide services to hospitals and health centers without directly competing against a radiology department that is equipped and operated by the hospital or health center. In the remaining two centers, we do not have an ownership interest in the equipment, but provide management services and employees.

DIAGNOSTIC IMAGING EQUIPMENT

     We currently operate 472 diagnostic imaging units at our 117 centers, of which 80 are MRI units, 43 are CT units, 8 are PET units, 25 are nuclear medicine units, 89 are ultrasound units, 68 are mammography units, 25 are DEXA units, 76 are X-ray units and 58 are fluoroscopy units. The average age of our MRI units is 3.8 years, our CT units is 4.1 years and our PET units is 1.8 years.

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

     Timely, effective maintenance is essential for achieving high utilization rates of our imaging equipment. Most of our equipment is covered by a one-year warranty from the original equipment manufacturers. We also contract with the original equipment manufacturers for comprehensive maintenance programs to minimize the period of time our equipment is unavailable.

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

GOVERNMENT REGULATION AND SUPERVISION

     General. The healthcare industry is highly regulated, and we can give no assurance that the regulatory environment in which we operate will not change significantly in the future. Our ability to operate profitably will depend in part upon us, the contracted radiology practices and their affiliated physicians obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable healthcare regulations. We believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law and modify our operations from time to time as the business and regulatory environment changes. Although we intend to continue to operate in compliance, we cannot ensure that we will be able to adequately modify our operations to address changes in the regulatory environment.

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

     Medicare and Medicaid Reimbursement Program. Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the year ended December 31, 2002, approximately 27% of our revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally, Medicare and Medicaid).

     CMS implemented reimbursement rates for outpatient diagnostic imaging services provided by hospital facilities that continue to favor reimbursement in our diagnostic imaging centers and enhance opportunities to develop joint venture or outsourcing arrangements with hospitals. In January 2002, Medicare decreased the payment rates to physician and outpatient services, including diagnostic imaging services by approximately 5.4%. This payment rate schedule is effective through February 2003. In February 2003 and to be effective March 1, through December 31, 2003, Congress legislated an increase of approximately 1.6% in the overall reimbursement rates for physician and outpatient services, including diagnostic imaging services. Combined with increased valuation of some radiology procedure relative value units, overall reimbursement for our services is expected to increase beyond the 1.6% rate for 2003. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual agreement with the patient's health benefit plan. In 2002, we experienced more utilization requirements from third party payors, which provide conditions that must be met before a referral for our services can be made.

     Any further change in Medicare or Medicaid rates or conditions for payment could substantially reduce the amounts reimbursed to us or our contracted radiology practices for services provided. These reductions could have a significant adverse effect on our revenue and financial results by creating downward pricing pressure.

     Medicare and Medicaid Fraud and Abuse. Federal law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare, Medicaid or other governmental programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under the Medicare, Medicaid or other governmental programs. Enforcement of this anti-kickback law is a high priority for the federal government, which has substantially increased enforcement resources and is likely to continue increasing such resources. The applicability of the anti-kickback law to many business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. Noncompliance with the federal anti-kickback legislation can result in exclusion from the Medicare, Medicaid or other governmental programs and civil and criminal penalties.

     We receive fees under our service agreements for management and administrative services, which include contract negotiation and marketing services. We do not believe we are in a position to make or influence referrals of patients or services reimbursed under Medicare, Medicaid or other governmental programs to radiology practices or their affiliated physicians or to receive referrals. However, we may be considered to be in a position to arrange for items or services reimbursable under a federal healthcare program. Because the provisions of the federal anti-kickback statute are broadly worded and have been broadly interpreted by federal courts, the government could take the position that our arrangements with the contracted radiology practices implicate the federal anti-kickback statute. Violation of the law can result in monetary fines, civil and criminal penalties, and exclusion from participation in federal or state healthcare programs, any of which could have an adverse effect on our business and results of operations. While our service agreements with the contracted radiology practices will not meet a "safe harbor" to the federal anti-kickback statute, failure to meet a "safe harbor" does not mean that agreements violate the anti-kickback statute. We have sought to structure our agreements to be consistent with fair market value in arms' length transactions for the nature and amount of management and administrative services rendered. For these reasons, we do not believe that service fees payable to us should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute.

     The "Stark Law" prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services," including, without limitation, radiology services, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme."

     Under CMS regulations, radiology and certain other imaging services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Included are the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, CT, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The regulations, however, exclude from designated health services: (i) X-ray, fluoroscopy or ultrasonic procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, nonradiological medical procedures; (iii) nuclear medicine procedures; and (iv) "invasive" or "interventional" radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

     The Stark Law provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of the radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a "referral" by a "referring physician." If these requirements are met, the Stark Law self-referral prohibition would not apply to such services. The effect of the Stark Law on the radiology practices, therefore, depends on the precise scope of services furnished by each such practice's radiologists and whether such services derive from consultations or are self-generated. We believe that (other than self-referred patients) all of the services covered by the Stark Law provided by the contracted radiology practices derive from requests for consultations by non-affiliated physicians and therefore are exempt from the Stark Law.

     In addition, we believe that we have structured our acquisitions of the assets of existing practices, and we intend to structure any future acquisitions, to not violate the anti-kickback and Stark Law and regulations. Specifically, we believe the consideration paid by us to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms' length transactions and is not intended to induce the referral of patients. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then our acquisitions could be viewed as possibly violating anti-kickback and self-referral laws and regulations. A determination of liability under any such laws could have an adverse effect on our business, financial condition and results of operations.

     All Medicare carriers routinely perform audits of Medicare claims. These carriers are contracted by CMS to adjudicate and pay Medicare claims. An unsatisfactory audit of any of our diagnostic imaging centers or contracted radiology practices could result in significant repayment obligations, exclusion from the Medicare, Medicaid, or other governmental programs and/or civil and criminal penalties.

     Federal regulatory and law enforcement authorities have increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and the activities of the contracted radiology practices. Our or the contracted radiology practices' activities may be investigated, claims may be made against us or the contracted radiology practices and these increased enforcement activities may directly or indirectly have an adverse effect on our business, financial condition and results of operations.

     State Anti-kickback and Physician Self-referral Laws. All of the states in which our diagnostic imaging centers are located have adopted a form of anti-kickback law and almost all of those states have also adopted a form of Stark Law. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws cover all referrals by all healthcare providers for all healthcare services. A determination of liability under these laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

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

     Further, the Administrative Simplification provisions of HIPAA required the promulgation of regulations establishing national standards for, among other things, certain electronic healthcare transactions, the use and disclosure of certain individually-identifiable patient health information, and the security of the electronic systems maintaining this information. These are commonly known as the HIPAA transaction and code set standards, privacy standards, and security standards, respectively.

     Insurance payors, healthcare providers, and their business associates must directly or indirectly comply with these new standards. The requirements for the privacy standards and the transaction and code set standards have been finalized. The compliance date for the privacy standards is April 14, 2003, and compliance with the transaction and code set standards is required by October 16, 2003. The final security regulations were issued in February 2003 with a compliance date of April 2005.

     We may encounter certain costs associated with complying with the HIPAA-mandated provisions. The failure of payors to update systems appropriately may result in reimbursement delays to us and the contracted radiology practices. This could materially affect our short-term revenues, or our business, financial condition and results of operations.

     We cannot guarantee that enforcement agencies or courts will not make interpretations of the HIPAA standards that are inconsistent with ours, or the interpretations of the contracted radiology practices or their affiliated physicians. A finding of liability under the HIPAA standards may result in criminal and civil penalties. Noncompliance also may result in exclusion from participation in government programs, including Medicare and Medicaid. These actions could have a material adverse effect on our business, financial condition, and results of operations.

     Many states recently have adopted statutes and regulations that are similar to the HIPAA privacy standards. In some cases these restrictions are difficult to harmonize with the federal regulations.

     Compliance Program. With the assistance of our healthcare regulatory counsel, we implemented a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. We have appointed a compliance officer who is charged with implementing and supervising our compliance program, which includes the adoption of (i) "Standards of Conduct" for our employees and affiliates and (ii) an "Ethics Process" that specifies how employees, affiliates and others may report regulatory or ethical concerns to our compliance officer. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services. An important part of our compliance program consists of conducting periodic audits of various aspects of our operations and that of the contracted radiology practices. We also conduct mandatory educational programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program.

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

EMPLOYEES

     As of December 31, 2002, we had approximately 2,500 employees, approximately 80 of whom were employed at our headquarters and regional offices and the remainder of whom are employed at our diagnostic imaging centers and regional administrative operations. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

     Radiologix's corporate headquarters are located at 3600 JP Morgan Chase Tower, 2200 Ross Avenue, Dallas, Texas 75201-2776, in approximately 26,000 square feet occupied under a lease, which expires on September 30, 2011.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Radiologix did not submit any matters to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Radiologix's common stock is listed and has traded on the American Stock Exchange since May 10, 2000 under the symbol "RGX." Prior to May 10, 2000, Radiologix's common stock was traded on the NASDAQ National Market System under the symbol "RDLX." The following table sets forth the high and low bid prices per share of the common stock for the years ended December 31, 2001 and 2002 as reported by the American Stock Exchange.

                                                               HIGH     LOW
                                                              ------   ------
2001
First Quarter...............................................  $ 5.35   $ 3.30
Second Quarter..............................................  $ 4.70   $ 2.75
Third Quarter...............................................  $ 6.78   $ 2.75
Fourth Quarter..............................................  $10.25   $ 5.86
2002
First Quarter...............................................  $12.44   $ 9.00
Second Quarter..............................................  $15.25   $11.20
Third Quarter...............................................  $15.29   $ 4.00
Fourth Quarter..............................................  $ 6.65   $ 1.89

     As of the close of business on March 24, 2003, the last reported sales price per share of Radiologix's common stock was $1.95 and approximately 86 shareholders owned Radiologix common stock of record. This number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include the banks, brokerage houses and clearing companies.

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

ITEM 6. SELECTED FINANCIAL DATA

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

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1999       2000       2001       2002
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
SERVICE FEE REVENUE.........................  $149,327   $199,700   $246,687   $276,650   $283,889
COSTS AND EXPENSES:
  Salaries and benefits.....................    42,227     52,826     66,567     75,667     83,986
  Field supplies............................     8,865     11,630     13,265     16,514     17,493
  Field rent and lease expense..............    11,532     18,444     30,191     34,378     32,867
  Other field expenses......................    25,311     32,278     45,871(a)   47,339    46,927
  Bad debt expense..........................    13,723     18,838     34,389(b)   25,682    24,390
  Merger related costs......................        --         --      1,772      1,000         --
  Supplemental incentive compensation.......        --         --         --        615         --
  Severance and other related costs.........        --         --         --         --        978
  Corporate general and administrative......     9,597     11,192     10,571     13,855     14,674
  Impairment charge on long-lived assets....        --         --         --         --      2,700
  Loss on early extinguishment of debt......        --         --         --      4,730         --
  Depreciation and amortization.............    12,178     18,403     22,118     23,504     26,472
  Interest expense, net.....................     7,541     12,357     18,036     15,540     18,858
                                              --------   --------   --------   --------   --------
     Total costs and expenses...............   130,974    175,968    242,780    258,824    269,345
                                              --------   --------   --------   --------   --------
Income before equity in earnings of
  investments, non-operating income,
  minority interests in consolidated
  subsidiaries and income taxes.............    18,353     23,732      3,907     17,826     14,544
Equity in earnings of investments...........     4,339      3,581      4,274      5,017      4,568
Non-operating income........................        --         --         --      1,300         --
Minority interests in consolidated
  subsidiaries..............................      (710)      (910)      (948)    (1,092)    (1,185)
                                              --------   --------   --------   --------   --------
Income before income taxes..................    21,982     26,403      7,233     23,051     17,927
Income tax expense..........................     6,499     10,346      2,900      9,220      7,171
                                              --------   --------   --------   --------   --------
NET INCOME..................................  $ 15,483   $ 16,057   $  4,333   $ 13,831   $ 10,756
                                              ========   ========   ========   ========   ========
Earnings Per Share:
  Basic.....................................  $   0.83   $   0.83   $   0.22   $   0.71   $   0.51
  Diluted...................................  $   0.80   $   0.80   $   0.22   $   0.66   $   0.48

                                                    AS OF DECEMBER 31,
                                              ------------------------------
                                                2000       2001       2002
                                              --------   --------   --------
                                                      (IN THOUSANDS)
Balance Sheet Data:
  Working capital...........................  $ 36,682   $ 55,214   $ 60,450
  Total assets..............................   268,636    284,725    296,091
  Long-term debt and capital lease
     obligations............................   175,836    172,947    166,249
  Convertible notes.........................    20,000     24,205     11,980
  Stockholders' equity......................    29,719     44,476     68,367

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the year ended December 31, 2002, we derived 81% of our service fee revenue from the ownership, management and operation of our radiology and imaging center network and 19% of our service fee revenue from the administrative, management and information services provided to contracted radiology practices. As of December 31, 2002, we owned, operated or maintained an ownership interest in imaging equipment at 117 locations and provided management services to ten radiology practices. As of December 31, 2002, our imaging centers are located in 17 states, with concentrated geographic coverage in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia.

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

     For the year ended December 31, 2002, payment for diagnostic imaging services came primarily from commercial third-party payors (64%), governmental payors (27%, including Medicare and Medicaid) and private and other payors (9%). In August 2000, Medicare made significant changes in the payment methodology for hospital outpatient services. In January 2002, Medicare decreased the payment rates for physician and outpatient services, including diagnostic imaging services, by approximately 5.4%. This payment rate schedule is effective through February 2003. In February 2003 and to be effective March 1, through December 31, 2003, Congress legislated an increase of approximately 1.6% in the overall reimbursement rates for physician and outpatient services, including diagnostic imaging services. Our diagnostic imaging centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. For the year ended December 31,

2002, approximately 5% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements.

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

     Our service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams: (1) a negotiated percentage (up to 30%) of the adjusted professional revenues as defined in the service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, we have negotiated a base service fee, which is equal to the estimated fair market value of the services provided under the service agreements and which is renegotiated each year to equal the fair market value of the services provided under the service agreements. Adjusted professional revenues and adjusted technical revenues are determined by deducting contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the contracted radiology practices' revenue. Revenues of our subsidiary, Questar Imaging, Inc. ("Questar") are primarily derived from technical revenues generated from those imaging centers.

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

     For discussion and analysis purposes, the operating margin is defined as service fee revenue less operating expenses ("operating income") as a percent of service fee revenue. Operating income as discussed below is defined as service fee revenue less operating expenses. Operating income is commonly used as an analytical indicator within the healthcare industry, and also serves as a measure of leverage capacity and debt service ability. Operating income should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from operating income should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because operating income is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, operating income as presented may not be comparable to other similarity titled measures of other companies.

     During 2002, our operating results were affected by such factors as increased competition, increased payor pre-authorization activity, the social and economic environment, changing physician schedules, a shortage of technologists, and seasonality. During the latter half of 2002, increased competition resulted in lower volume than management had expected. In addition to lower volumes, during the latter half of 2002 operating margins were impacted by the implementation of pre-authorization programs by many of our larger payors, and the recruitment and retention of technologists. Recently, an increasing number of payors with which we do business have instituted more comprehensive pre-authorization programs on certain procedures. Under pre-authorization programs, the referring physician must justify medical necessity based on the payor's specific guidelines prior to the services being rendered. Also, in early fiscal 2002 the shortage of qualified technologists resulted in scheduling backlogs and lost procedure volumes. As many of the open technologist positions were filled by mid-2002, salaries and benefits increased. These costs continued to increase or remain stable, while volume began to decline resulting in lower revenues from contracted radiology practices and diagnostic imaging centers. The combined effect of increased salaries and benefits and lower revenues decreased our operating margins. We cannot give any assurance that any of the factors discussed above will not continue to have an adverse effect on our business, results of operations or financial condition.

     The operating margin for each of the regions and Questar, decreased from the year ended December 31, 2001 to the year ended December 31, 2002. For the year ended December 31, 2001 and 2002, the Mid Atlantic region decreased from 31% to 30%, the Northeastern region decreased from 26% to 25%, the Central region decreased from 34% to 33%, the Western region decreased from 26% to 23% and Questar decreased from 17% to 11%. The decline in the operating margin for each of the four regions and Questar was primarily affected by each of the factors discussed above. Additional factors in specific regions also contributed to the decreased operating margins. In the Central region, the decrease in the operating margins was partially offset by decreased purchased billing services and by increased technical revenues. The operating margin in the Western region was also impacted by a decrease in the number of hospitals in which we provide management services. The decrease was partially offset by a decrease in rent expense, attributable to the purchase in December 2001 of equipment previously held under operating leases. The operating margin for Questar decreased from 17% for the year ended December 31, 2001 to 11% for the year ended December 31, 2002, due primarily to an impairment charge on long-lived assets of $2.7 million. This was partially offset by improved collections compared to 2001, which decreased estimated contractual allowances and, therefore, increased service fee revenue.

     In March 2000, Radiologix acquired an imaging center in Osceola, Florida for total consideration of approximately $2.7 million. During 2000, we continued to complete the development of imaging centers of Questar for total consideration of approximately $5.9 million. Total consideration paid for all other acquisitions and affiliations in 2000 was approximately $1.5 million.

     In November 2001, Radiologix acquired an imaging center in Laurel, Maryland for total consideration of $906,000.

     We completed no acquisitions in 2002. During 2002, Questar disposed of two imaging centers. Questar received consideration for the dispositions of approximately $150,000 in cash and the buyers assumed $1.1 million of capital leases. No material gain was recognized in 2002 as a result of the dispositions.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2002

  Service Fee Revenue

     The following table sets forth the amounts of revenue from contracted radiology practices and diagnostic imaging centers and the amounts retained by the contracted radiology practices (in thousands):

                                                                                PERCENT
                                                            2001       2002     CHANGE
                                                          --------   --------   -------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual
  allowances............................................  $383,527   $391,553     2.1%
Less: amounts retained by contracted radiology
  practices.............................................  (106,877)  (107,664)     .7%
                                                          --------   --------
Service fee revenue, as reported........................  $276,650   $283,889     2.6%
                                                          ========   ========

     Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, increased $8.0 million, from $383.5 million in 2001 to $391.5 million in 2002. This increase was primarily due to increased revenues derived from increased volume at the diagnostic imaging centers, which increased our revenue from contracted radiology practices and diagnostic imaging centers. Amounts retained by contracted radiology practices increased from $106.9 million in 2001 and 27.9% of revenue to $107.7 million in 2002 and 27.5% of revenue. The increase in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, offset by the increase in amounts retained by contracted radiology practices, resulted in an increase in service fee revenue of $7.2 million, from $276.7 million in 2001 to $283.9 million in 2002.

  Salaries and Benefits

     Salaries and benefits increased $8.3 million, from $75.7 million in 2001 to $84.0 million in 2002. Salaries and benefits increased as volume and revenues increased and as the cost of salaries and benefits for technologists increased. As a percentage of service fee revenue, these costs were 27.4% and 29.6% in 2001 and 2002, respectively. Recently, some of our markets have experienced a shortage of qualified radiology technologists, the personnel who operate our equipment. If we are unable to continue to recruit and retain a sufficient number of qualified technologists, we will be unable to operate our centers at maximum capacity.

  Field Supplies

     Field supplies increased $1.0 million, from $16.5 million in 2001 to $17.5 million in 2002. As a percentage of service fee revenue, these costs were 6.0% and 6.2% in 2001 and 2002, respectively. The increase in field supplies is primarily attributable to an increase in the volume of speciality procedures. These procedures require supplies with a higher unit cost than typically required for other types of procedures.

  Field Rent and Lease Expense

     Field rent and lease expense decreased $1.5 million, from $34.4 million in 2001 to $32.9 million in 2002. As a percentage of service fee revenue, these costs were 12.4% and 11.6% in 2001 and 2002, respectively. The decrease in field rent and lease expense was primarily attributable to the purchase in December 2001 of equipment previously held under operating leases.

  Other Field Expenses

     Other field expenses decreased $400,000, from $47.3 million in 2001 to $46.9 million in 2002. As a percentage of service fee revenue, these costs decreased from 17.1% in 2001 to 16.5% in 2002. Purchased billing services decreased approximately $2.0 million due to (i) the conversion of these services to an in-house billing department at one of the Northeastern contracted radiology practices at the end of 2001 and (ii) billing services no longer provided for professional services at certain hospitals. This was partially offset by an increase of $1.0 million in service agreements on radiology equipment, and an increase in other costs of $600,000.

  Bad Debt Expense

     Bad debt expense decreased $1.3 million, from $25.7 million in 2001 to $24.4 million in 2002. As a percentage of service fee revenue, these costs were 9.3% and 8.6% in 2001 and 2002, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt expense should be compared for 2001 and 2002 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, bad debt expense was 6.7% and 6.2% in 2001 and 2002, respectively. The decrease in bad debt expense is primarily the result of terminating services performed at certain hospitals. Generally, bad debt experience with reimbursement for hospital services is at a higher percentage of revenues than the experience with reimbursement for imaging center services.

  Merger Related Costs

     During the third quarter of 2001, we recorded $1.0 million in merger related costs. The charge was our share of transaction costs incurred by Saunders Karp & Megrue, L.P. and its affiliates in connection with the proposed merger between Radiologix and SKM-RD Acquisition Corp. The proposed merger was terminated in April 2001.

  Supplemental Incentive Compensation

     In the fourth quarter of 2001, upon the successful completion of a $160 million senior notes offering, we incurred $615,000 in supplemental incentive compensation.

  Severance and Other Related Costs

     In the fourth quarter of 2002, we recorded $978,000 in severance and other related costs. These costs include severance payments to our former chairman and chief executive officer and recruiting costs related to the search for a new chief executive officer. A current independent member of the board of directors was named chairman of the board. In February 2003, a new president and chief executive officer was named. In addition, in February 2003 the former president and chief operating officer resigned from his positions. Severance and other related costs will be incurred in fiscal 2003.

  Corporate, General and Administrative

     Corporate, general and administrative expenses increased $800,000, from $13.9 million in 2001 to $14.7 million in 2002. As a percentage of service fee revenue, these costs were 5.0% and 5.2% in 2001 and 2002, respectively. The increase in these costs is primarily due to the further development of our infrastructure at the corporate office, including additional employees and associated employee benefits and incentive compensation.

  Impairment Charge on Long-Lived Assets

     In the fourth quarter of 2002, we recorded a $2.7 million impairment charge on long-lived assets related to radiology equipment for 15 of our centers in our Questar operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

  Loss on Early Extinguishment of Debt

     In the fourth quarter of 2001, we incurred a charge of $4.7 million for the loss incurred on the early extinguishment of debt in relation to terminating our senior credit facility with the proceeds from our senior notes issuance in December 2001.

  Depreciation and Amortization

     Depreciation and amortization expense increased $3.0 million, from $23.5 million in 2001 to $26.5 million in 2002. As a percentage of service fee revenue, these costs were 8.5% and 9.3% in 2001 and 2002, respectively. The increase in depreciation expense is primarily attributable to the purchase of $26.8 million of property and equipment for replacement, maintenance, and expansion in 2002. In addition, the increase in depreciation and amortization expense is due to the purchase in December 2001 of equipment previously held under operating leases. This is partially offset by a decrease in amortization due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") effective January 1, 2002. As a result, $28.5 million of intangible assets, primarily related to acquired intangible assets with an indefinite lived useful life, are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets.

  Interest Expense, Net

     Interest expense, net, increased $3.3 million, from $15.5 million in 2001 to $18.8 million in 2002. The increase is due to higher interest costs associated with our senior notes issued in December 2001.

  Non-operating Income

     Non-operating income of $1.3 million was recognized in the fourth quarter of 2001 as partial consideration for early termination of management services provided at certain imaging sites not owned or operated by Radiologix.

  Income Tax Expense

     Income tax expense of $9.2 million in 2001 and $7.2 million in 2002 remained comparable based on a 40% effective tax rate.

  Net Income

     Net income decreased from $13.8 million in 2001 to $10.8 million in 2002. Net income as a percentage of service fee revenue was 3.8% in 2002, which decreased from 5.0% in 2001. Included in net income for 2002 are $587,000 net of tax benefit as an expense related to severance and other related costs and $1.6 million net of tax benefit for an impairment charge for long-lived assets. Included in net income for 2001 are $780,000 net of tax of non-operating income offset by $600,000 net of tax benefit as an expense related to merger costs and $369,000 net of tax benefit as an expense for supplemental incentive compensation related to our senior notes offering. In addition, net income for 2001 included a loss on the early extinguishment of debt of $2.8 million net of tax benefit.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Service Fee Revenue

     The following table sets forth the amounts of revenue from the contracted radiology practices and diagnostic imaging centers and the amounts retained by contracted radiology practices (in thousands):

                                                                                PERCENT
                                                            2000       2001     CHANGE
                                                          --------   --------   -------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual
  allowances............................................  $344,887   $383,527    11.2%
Less: amounts retained by contracted radiology
  practices.............................................   (98,200)  (106,877)    8.8%
                                                          --------   --------
Service fee revenue, as reported........................  $246,687   $276,650    12.1%
                                                          ========   ========

     Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, increased $38.6 million, from $344.9 million in 2000 to $383.5 million in 2001. This increase was primarily due to increased procedure volume, a shift in the mix to "high-end" procedures and the addition of new reading contracts and agreements with managed care organizations. The increase in volume growth was primarily attributable to a 14.8% increase in MRI procedures and a 13.6% increase in CT procedures provided in imaging centers. Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances in 2001, was impacted by a change in the estimation of contractual allowances of the billed charges. Generally, the change in the estimation of contractual allowances increased the contractual allowance, which decreased the revenue of the contracted radiology practices and diagnostic imaging centers and therefore the service fee recognized. Amounts retained by contracted radiology practices increased from $98.2 million in 2000 to $106.9 million in 2001. This increase is directly attributable to the growth in revenue from contracted radiology practices and diagnostic imaging centers and the higher profitability of the contracted radiology practices and diagnostic imaging centers. The increase in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances offset by the increase in amounts retained by contracted radiology practices, resulted in service fee revenue increasing $30 million, from $246.7 million in 2000 to $276.7 million, in 2001.

  Costs and Expenses

     The comparison between periods for costs and expenses discussed below as a percentage of service fee revenue is impacted by the change in the estimation of contractual allowances of the billed charges in 2001. The change in the estimation of contractual allowances increased the contractual allowance, which decreased the revenue of the contracted radiology practices and diagnostic imaging centers and service fee recognized. As a result of this change, costs and expenses as a percentage of service fee revenue will be at a higher stated value in 2001 when compared to 2000.

  Salaries and Benefits

     Salaries and benefits increased $9.1 million, from $66.6 million in 2000 to $75.7 million in 2001. As a percentage of service fee revenue, these costs were 27.0% and 27.4% in 2000 and 2001, respectively.

  Field Supplies

     Field supplies increased $3.2 million, from $13.3 million in 2000 to $16.5 million in 2001. As a percentage of service fee revenue, these costs were 5.4% and 6.0% in 2000 and 2001, respectively. The increase in field supplies is primarily attributable to an increase in volume of speciality procedures. These procedures require supplies with a higher unit cost than typically required for other types of procedures.

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

  Bad Debt Expense

     Bad debt expense decreased $8.7 million, from $34.4 million in 2000 to $25.7 million in 2001. As a percentage of service fee revenue, these costs were 13.9% and 9.3% in 2000 and 2001, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt expense should be compared for 2000 and 2001 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, bad debt expense was 10.0% and 6.7% in 2000 and 2001, respectively. This decrease was primarily due to a $13.3 million charge recorded in the fourth quarter of 2000 for the provision of uncollectible accounts. During the fourth quarter of 2000, we performed an extensive review of our accounts receivable and collection experience utilizing reports and analyses not previously available. Based on this review, we believed that the estimation process of determining contractual allowances for billed charges needed to be revised and that a portion of our accounts receivable was no longer collectible. This review allowed us to better analyze old accounts receivable, however it did not indicate what our historical collection rates would have been if the newly implemented collection policies and procedures had been in place. Accordingly, the adjustment for an increase in the provision for uncollectible accounts was recognized as a bad debt expense as opposed to an increase in contractual allowances. We recognized the $13.3 million charge in the 2000 fourth quarter as a change in accounting estimate when the information became known.

  Merger Related Costs

     During the third quarter of 2001, we recorded $1.0 million in merger related costs. The charge was our share of transaction costs incurred by Saunders Karp & Megrue, L.P. and its affiliates in connection with the proposed merger between Radiologix and SKM-RD Acquisition Corp. The proposed merger was terminated in April 2001. In the fourth quarter of 2000, we also incurred a $1.8 million charge for the write-off of transaction costs incurred in connection with the proposed merger with SKM.

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

  Loss on Early Extinguishment of Debt

     In the fourth quarter of 2001, we incurred a charge of $4.7 million expense for the loss incurred on the early extinguishment of debt in relation to terminating our senior credit facility with the proceeds from our senior notes issuance in December 2001.

  Depreciation and Amortization

     Depreciation and amortization expense increased $1.4 million, from $22.1 million in 2000 to $23.5 million in 2001. We have continued to buy new equipment to replace older equipment resulting in increased depreciation and amortization expense. As a percentage of service fee revenue, these costs were 9.0% and 8.5% in 2000 and 2001, respectively.

  Interest Expense, net

     Interest expense, net, decreased $2.5 million, from $18 million in 2000 to $15.5 million in 2001. The decrease in interest expense in 2001 from 2000 was due to lower interest rates during 2001 and the pay-down of outstanding debt during 2001.

  Non-operating Income

     Non-operating income of $1.3 million was recognized in the fourth quarter of 2001 as partial consideration for early termination of management services provided at certain imaging sites not owned or operated by the Company.

  Income Tax Expense

     Income tax expense of $2.9 million in 2000 and $9.2 million in 2001 remained comparable based on a 40% effective tax rate.

  Net Income

     Net income increased from $4.3 million in 2000 to $13.8 million in 2001. Net income as a percentage of service fee revenue was 5% in 2001, which increased from 1.8% in 2000. Included in net income for 2001 are $780,000 net of tax non-operating income offset by $600,000 net of tax benefit expense related to merger costs and $369,000 net of tax benefit expense for supplemental incentive compensation related to our senior notes offering. In addition, net income for 2001 included an expense of $2.8 million net of tax benefit for the loss incurred on the early extinguishment of debt. Included in net income for 2000 is an $8.3 million net of tax benefit charge for the provision of uncollectible accounts, $2.2 million net of tax benefit write-off of a note receivable and $1.1 million net of tax benefit expense related to merger costs.

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

                                       2001 QUARTER ENDED                           2002 QUARTER ENDED
                          --------------------------------------------   -----------------------------------------
                                                                                                           DEC.
                          MAR. 31   JUNE 30   SEPT. 30(A)   DEC. 31(B)   MAR. 31   JUNE 30   SEPT. 30     31(C)
                          -------   -------   -----------   ----------   -------   -------   --------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income
  Data:
  Service fee revenue...  $65,911   $68,236     $69,175      $73,328     $72,722   $73,359   $71,275     $66,533
  Income (loss) before
    income taxes........    5,830     6,586       6,305        4,730       7,381     7,954     5,319      (2,727)
  Net income (loss).....  $ 3,498   $ 3,952     $ 3,782      $ 2,599     $ 4,429   $ 4,772   $ 3,191     $(1,636)
  Net Income (Loss) Per
    Share:
    Basic...............  $  0.18   $  0.20     $  0.19      $  0.13     $  0.22   $  0.23   $  0.15     $ (0.08)
    Diluted.............  $  0.17   $  0.19     $  0.18      $  0.12     $  0.20   $  0.21   $  0.14     $ (0.08)
  Weighted Average
    Shares Outstanding:
    Basic...............   19,507    19,507      19,578       19,643      20,023    20,712    21,489      21,581
    Diluted.............   22,171    22,047      22,817       23,584      23,967    24,256    24,234      21,803

---------------

(a) Net income for the quarter ended September 30, 2001 includes $600,000 net of tax benefit in merger related costs. See Note 12 to consolidated financial statements.

(b) Net income for the quarter ended December 31, 2001 includes $369,000 net of tax benefit in supplemental incentive compensation in connection with our senior notes offering and $780,000 net of tax of non-operating income as partial consideration for early termination of management services provided at certain imaging sites not owned or operated by Radiologix. In addition, net income for the quarter ended December 31, 2001 includes a $2.8 million net of tax benefit loss on early extinguishment of debt. See Notes 5 and 12 to consolidated financial statements.

(c) Net income for the quarter ended December 31, 2002 includes $587,000, net of tax benefit in severance and other related costs and a $1.6 million net of tax benefit impairment charge on long-lived assets. See Notes 2 and 12 to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity for the year ended December 31, 2002, was derived principally from net cash proceeds from operating activities. As of December 31, 2002, we had net working capital of $60.5 million, including cash and cash equivalents of $19.2 million. We had current assets of $100.9 million and current liabilities of $40.4 million, including current maturities of long-term debt and capital lease obligations of $4.3 million. For the year ended December 31, 2002, we generated $45.5 million in net operating cash flow, invested $31.2 million and used cash of $5.9 million in financing activities.

     Net cash from operating activities for the year ended December 31, 2002 of $45.5 million increased from $41.0 million for the same period in 2001 primarily due to the receipt of $8.1 million in consideration of the renegotiations of service agreements with two contracted radiology practices. This is accounted for as deferred revenue, which will be recognized in operations over approximately 20 years. This was partially offset by the effect of higher interest costs paid in 2002 versus 2001. Accounts receivable days outstanding increased from 69 days at December 31, 2001 to 73 days at December 31, 2002.

     Net cash from operating activities for the year ended December 31, 2001 increased $27.7 million, from $13.3 million in 2000 to $41.0 million in 2001. The increase in cash from operating activities is primarily due to improved collections of accounts receivable which resulted in a decrease in accounts receivable days outstanding from 76 days at December 31, 2000 to 69 days at December 31, 2001, as well as the implementation of certain cash management strategies. In addition, cash paid for income taxes was only $7.5 million in 2001 compared to $11.5 million in 2000.

     Net cash used in investing activities for the years ended December 31, 2000, 2001 and 2002 was $23.1 million, $19.1 million and $31.2 million, respectively. Purchases of property and equipment during the years ended December 31, 2000, 2001 and 2002 were $14.0 million, $7.2 million and $26.8 million, respectively. For the year ended December 31, 2002, we invested $12.8 million to replace and maintain property and equipment and $14.0 million in the expansion of property and equipment.

     Net cash flows used in financing activities for the years ended December 31, 2001 and 2002 were $14.8 million and $5.9 million, respectively. Net cash flows from financing activities for the year ended December 31, 2000 were $9.1 million. Borrowings of long-term debt for the years ended December 31, 2000, 2001 and 2002 were used to purchase equipment and capital improvements, as well as for working capital needs.

     At December 31, 2002, we had outstanding borrowings of $160 million under our senior notes, $12.0 million outstanding under our convertible subordinated junior note and an additional $6.2 million in other debt obligations. In December 2001, we terminated our senior credit facility with proceeds from a $160 million senior notes issuance, due December 15, 2008. The senior notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on June 15 and December 15 of each year, and commenced June 15, 2002. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The senior notes are unsecured obligations which rank senior in right of payment to all of our subordinated indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries. In addition to the senior notes issuance in December 2001, we entered into a credit facility whereby we can borrow up to $35 million. At December 31, 2002, no borrowings were outstanding under the credit facility. Under the credit facility, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin, which can vary from 3.0% to 3.5%, or (ii) the prime rate, plus an applicable margin, which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by us. The credit facility includes certain restrictive covenants, including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the credit facility are secured by all service agreements to which we are a party, a pledge of the stock of our subsidiaries and all of Radiologix's and its wholly owned subsidiaries' assets.

     As of December 31, 2002, the contractual obligations of long-term debt, including capital lease obligations and non-cancelable operating leases are as follows (in millions):

                                                     PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------
                                                LESS THAN                           AFTER 5
                                      TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                     --------   ---------   ---------   ---------   --------
Long term debt.....................  $171,980    $    --     $    --     $   --     $171,980
Capital lease obligations..........     6,799      4,757       2,042         --           --
Operating leases...................    51,889     19,835      20,734      6,059        5,261
                                     --------    -------     -------     ------     --------
  Total contractual cash
     obligations...................  $230,668    $24,459     $22,909     $6,059     $177,241
                                     ========    =======     =======     ======     ========

     In December 2001, Radiologix repurchased equipment previously held under operating leases for approximately $13.9 million.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how they can impact our financial statements. A critical accounting policy is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We identified our most critical accounting policies to be:

     - revenue recognition and estimation of contractual allowances and bad debts of accounts receivable; and

     - evaluation of intangible and long-lived asset for impairment.

  REVENUE RECOGNITION, CONTRACTUAL ALLOWANCES AND ALLOWANCES FOR DOUBTFUL
  ACCOUNTS

     Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practice and diagnostic imaging center based on established charges and reduced by estimated contractual allowances. Service fee revenue is recorded net of estimated contractual allowances and amounts retained by the contracted radiology practices under the terms of the service agreements. We estimate contractual allowances based on the patient mix at each contracted radiology practice and diagnostic imaging center, impact of managed care contract pricing, and historical collection information. We operate 117 diagnostic imaging centers in 17 different states, each of which has multiple managed care contracts and a differing patient mix. We review monthly the estimated contractual allowance rates for each contracted radiology practice and diagnostic imaging center. The contractual allowance rate is adjusted as changes to the factors discussed above become known. We record bad debt expense monthly based on historical collection rates of each contracted radiology practice and diagnostic imaging center. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables) our estimates of the net realizable value of patient receivables could be reduced by a material amount. Bad debt expense as a percentage of the revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances was 6.7% in 2001 and 6.2% in 2002.

  IMPAIRMENT OF INTANGIBLE AND LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), became effective for us on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with an indefinite lived useful life no longer be amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite lived intangible assets amounted to $1.2 million ($749,900 net of tax benefit) for the year ended December 31, 2001. These expense amounts, under SFAS 142, are recorded on a ratable basis in years after fiscal 2001. During the first quarter 2002 we performed the initial impairment test of our Questar operations in accordance with the provisions of SFAS No. 142. We engaged an independent third-party valuation specialist to determine the fair value of these operations. Their valuation was completed in the first quarter of 2002 and indicated that the fair value of the Questar operations exceeded the carrying value and consequently no impairment was recorded. We plan to conduct our annual impairment test of goodwill and other indefinite lived intangible assets during our first quarter of each subsequent year. Our service agreements, included in the consolidated balance sheets as intangible assets, net, are not considered to have an indefinite lived useful life and will continue to be amortized over a useful life of 25 years. We regularly evaluate the carrying value and lives of the finite lived intangible assets in light of any events or circumstances that we believe may indicate that the carrying amount or amortization period should be adjusted. As of December 31, 2002, we do not believe there are any indicators that the carrying values or the useful lives of these assets need to be adjusted.

     We adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") effective January 1, 2002. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"); however, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for segments of a business to be disposed of.

     SFAS No. 144 requires impairment losses to be recognized for long-lived assets through operations when indicators of impairment exist and the underlying cash flows are not sufficient to support the assets' carrying value. Potential indicators of impairment can include, but are not limited to the following:

          a. History of operating losses or expected future losses

          b. Significant adverse change in legal factors

          c. Changes in the extent or manner in which the assets are used

          d. Current expectations to dispose of the assets by sale or other means

          e. Reductions or expected reductions of cash flow

     We primarily used an expected sales value to estimate the fair values of our long-lived assets. Sales values were based in part on recent acquisitions we made and our knowledge of the radiology and imaging business environment. Based on a comparison of our estimated fair value to the carrying values of the long-lived assets, a $2.7 million impairment charge was recorded in December 2002.

     This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 "Reporting Gains and Losses From Extinguishment of Debt". SFAS No. 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified into income from operations. The Company has adopted the provisions of SFAS No. 145. The impact of adoption of SFAS No. 145 reduced income from operations by $4.7 million for the year ended December 31, 2001 from the reclassification of the extraordinary loss on extinguishment of debt (see Note 5 to consolidated financial statements).

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. SFAS No. 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS No. 146.

     The FASB in November 2002, Issued Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of

Indebtedness of Others" ("FIN No. 45"). FIN No. 45 states that the fair value of certain guarantee obligations be recorded at the inception of the guarantee and clarifies disclosures required for guarantee obligations. The initial recognition provision of FIN No. 45 applies prospectively to guarantees issued or modified after December 31, 2002.

     On December 31, 2002, FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") fair value of accounting for stock-based employee compensation and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. We do not recognize compensation expense for our stock option grants, which are issued at fair value at the date of grant. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 31, 2002. At this time, the Company has not determined whether it will adopt fair value accounting for its employee stock options.

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

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

  OUR REVENUE IS DEPENDENT ON REFERRALS.

     We generate most of our revenue from fees charged for the use of our diagnostic imaging equipment at our centers. This revenue depends on referrals from third parties, many of which are made by physicians who have no contractual relationship with us. We also generate revenue from service fees that we receive from the contracted radiology practices. If a sufficiently large number of physicians discontinues referring patients to us, our procedure volume could decrease, which would reduce our revenue and operating margins.

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

  CHANGES IN THIRD-PARTY PAYMENT RATES OR METHODS FOR DIAGNOSTIC IMAGING SERVICES COULD CREATE DOWNWARD PRICING PRESSURE, WHICH WOULD RESULT IN A DECLINE IN OUR REVENUE AND HARM OUR FINANCIAL POSITION.

     Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. Substantially all of the revenue of our diagnostic imaging centers and the contracted radiology practices is currently derived from commercial third-party payors, government sponsored healthcare programs (principally, Medicare and Medicaid) and private and other payors. For 2002, revenue generated at our diagnostic imaging centers consisted of 64% from commercial third-party payors, 27% from Medicare and Medicaid, and 9% from private and other payors.

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

  WE COULD BE HARMED IF OUR TEXAS JOINT VENTURE IMAGING CENTER PARTNERSHIPS ARE TERMINATED.

     Five of our imaging centers in Texas conduct operations through our joint ventures with a hospital company. The term of each joint venture expires on December 31, 2003, with automatic one year extensions unless we or our joint venture partner give a notice to terminate. If such a notice to terminate is given by either us or our joint venture partner, then our joint venture partner will have the option to buy our ownership interests in the joint ventures at fair market value. Although we would be compensated in the event of a buyout, our revenues and financial results could be negatively affected by a buy-out unless we can deploy the capital advantageously.

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

  WE AND THE CONTRACTED RADIOLOGY PRACTICES MAY BECOME SUBJECT TO BURDENSOME LAWSUITS.

     We may be subject to professional liability claims, including, without limitation, for improper use or malfunction of our diagnostic imaging equipment. Our operations, as well as the services we provide on behalf of the contracted radiology practices, also may be subject to lawsuits for inappropriate use or disclosure of individually-identifiable patient health information. We maintain insurance policies with coverages that we believe are appropriate in light of the risks attendant to our business and consistent with industry practice. We also require the contracted radiology practices to maintain professional liability insurance consistent with industry practice. However, adequate liability insurance may not be available to us and the contracted radiology practices in the future at acceptable costs or at all.

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

  OUR ABILITY TO MAXIMIZE THE USE OF OUR DIAGNOSTIC IMAGING EQUIPMENT MAY BE SUBJECT TO SEASONALITY.

     During the summer months of 2002, our average daily diagnostic imaging procedures decreased, which adversely affected our revenues during those months. The decrease in average daily diagnostic imaging procedures may have resulted from referring physicians or their patients taking vacation. We cannot give any assurance that our future procedure volume and revenues will not be adversely affected by similar circumstances during the summer months or other traditional vacation times of the year.

  OUR RECORDED GOODWILL AMOUNTS MAY BE IMPAIRED UNDER NEW ACCOUNTING STANDARDS.

     At December 31, 2002, we had approximately $28.5 million recorded as goodwill. On an annual basis, we assess our recorded goodwill amounts for impairment by applying a fair-value-based test. If our goodwill is impaired, we are required to record a non-cash charge by writing down all or a portion of our recorded goodwill amounts. Such a write down could have a material impact on our results of operations in 2003 or future periods.

  MANAGED CARE CONTRACTS AND CAPITATED FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

     During 2002, approximately 95% of revenue generated at our diagnostic imaging centers was derived from payments made on a fee-for-service basis and approximately 5% was derived from capitated arrangements. Under capitated or other risk-sharing arrangements, the healthcare provider typically is paid a pre-determined amount per-patient per-month from the payor in exchange for providing all necessary covered services to patients covered under the arrangement. These contracts pass much of the financial risk of providing outpatient diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success will depend in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and the diagnostic imaging centers that we own, operate or manage, contracts with HMOs, employer groups and other third-party payors for services to be provided on a risk-sharing or capitated basis by some or all of the radiology practices and/or diagnostic imaging centers. Risk-sharing arrangements result in better revenue predictability, but more unpredictability of expenses and, consequently, profitability. We may not be able to negotiate satisfactory arrangements on a capitated or other risk-sharing basis, on behalf of our diagnostic imaging centers or the contracted radiology practices. In addition, to the extent that patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

     We have also entered into employment agreements with our three executive officers, which contain provisions that require us to pay certain amounts to the executives upon their termination following a change of control. These agreements may delay or prevent a change of control of Radiologix.

RISKS RELATING TO GOVERNMENT REGULATION OF OUR BUSINESS

  STATE AND FEDERAL ANTI-KICKBACK AND ANTI-SELF-REFERRAL LAWS MAY ADVERSELY AFFECT OUR INCOME.

     Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid, or other federal healthcare program patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid, or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from federal or state healthcare programs. We believe that we are operating in compliance with applicable law and believe that our arrangements with providers would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations.

     Federal law prohibiting physician self-referrals (the "Stark Law") prohibits a physician from referring Medicare or Medicaid patients to an entity for certain "designated health services" if the physician has a prohibited financial relationship with that entity, unless an exception applies. Certain radiology services are considered "designated health services" under the Stark Law. Although we believe that our operations do not violate the Stark Law, our activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations. In addition, legislation may be enacted in the future that further addresses Medicare and Medicaid fraud and abuse or that imposes additional requirements or burdens on us.

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

  ENFORCEMENT OF FEDERAL AND STATE PRIVACY AND ASSOCIATED LAWS MAY ADVERSELY AFFECT OUR INCOME.

     How providers and their business associates use and disclose certain healthcare information has come under increasing public sensitivity and scrutiny. Additional risks for healthcare providers and their business associates are posed by the new HIPAA federal standards which set forth guidelines concerning how individually-identifiable health information may be used and disclosed. Historically, state law has governed confidentiality issues. But as a result of the enactment of HIPAA, some states are considering revisions to their existing laws and regulations. These changes may or may not be consistent with the federal HIPAA provisions. As a provider of healthcare services, we must conform to all applicable laws, both federal and state. We believe that our operations are compliant with these legal standards. Nevertheless, these laws and regulations are new and few have been interpreted by government regulators or courts. Consequently, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations.

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

  LICENSING AND CERTIFICATION LAWS MAY LIMIT OUR ABILITY TO EXPAND.

     Ownership, construction, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers, personnel, certificates of need and other required certificates for certain types of healthcare centers and major medical equipment. The laws of some of the states in which we operate limit our ability to acquire new diagnostic imaging equipment or expand or replace our existing equipment at diagnostic imaging centers in those states. In addition, free-standing diagnostic imaging centers that provide services that are not performed as part of a physician office must meet Medicare requirements to be certified as an independent diagnostic testing facility to bill the Medicare and Medicaid programs. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the market for our services.

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

     Certain states have enacted statutes or adopted regulations affecting risk assumption in the healthcare industry, including statutes and regulations that subject any physician or physician network engaged in risk-based managed care contracting to applicable insurance laws and regulations. These laws and regulations may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to us and the contracted radiology practices and limits our ability to enter into capitated or other risk sharing managed care arrangements.

RISKS RELATED TO NOTES

  OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS ON OUR NOTES OR NOTES ISSUED TO REPLACE THEM.

     At December 31, 2002, we had approximately $178.2 million of indebtedness. In addition, we have the ability to borrow up to $35 million under our credit facility. Also, subject to restrictions in the indenture and the credit facility, we may incur additional indebtedness.

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

     - all of the indebtedness outstanding under the credit facility is secured by substantially all of our assets and will mature prior to any notes;

     - our high level of indebtedness could place us at a competitive disadvantage to our competitors that have less debt;

     - some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

     - our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.

     We expect to obtain the money to pay our expenses and to pay the amounts due under our notes and other debt from our operations and from borrowings under our credit facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our business may not generate sufficient cash flow from operations in the future, our currently anticipated growth in revenue and cash flow may not be realized on schedule and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to repay indebtedness, including our notes, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then existing debt (including our notes), sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our credit facility and any indenture, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve these alternatives could significantly adversely affect the value of our notes and our ability to pay the amounts due under them.

  BECAUSE OUR NOTES ARE UNSECURED, THE RIGHT TO ENFORCE REMEDIES IS LIMITED BY THE RIGHTS OF HOLDERS OF SECURED DEBT.

     Our notes are not secured. Our credit facility is secured by substantially all of our assets and a pledge of the capital stock of all of our wholly owned subsidiaries. If we become insolvent or are liquidated, or if any payment under the credit facility is accelerated, our lenders will be entitled to exercise the remedies available to a secured lender under applicable law and will have a claim on those assets before the holders of any notes. The liquidation value of our assets may not be sufficient to repay in full any indebtedness under the credit facility, as well as our other indebtedness, including our notes.

  OUR ABILITY TO REPAY OUR NOTES AND OUR OTHER DEBT DEPENDS ON CASH FLOW FROM OUR SUBSIDIARIES, SOME OF WHICH ARE NOT OBLIGATED TO MAKE FUNDS AVAILABLE TO MAKE PAYMENTS ON NOTES.

     Radiologix is a holding company. Its only material assets are its ownership interests in its subsidiaries. Consequently, it depends on distributions or other intercompany transfers of funds from its subsidiaries to meet its debt service and other obligations, including with respect to its notes. Our non-guarantor subsidiaries are not obligated to make funds available for payment on our notes. Only our subsidiaries that are not unrestricted subsidiaries will guarantee our notes. The financial statements included in this report are presented on a consolidated basis, including all of our subsidiaries. The aggregate total assets at December 31, 2002 of our subsidiaries that are not guarantors of our notes were $10.9 million, or 3.6% of our total assets at December 31, 2002. The operating results of our guarantor subsidiaries may not be sufficient to enable us to make payments on our notes. In addition, our rights and the rights of our creditors, including holders of our notes, to participate in the assets of any of our non guarantor subsidiaries upon their liquidation or recapitalization will generally be subject to the prior claims of those subsidiaries' creditors. As a result, our notes are effectively subordinated to the indebtedness of the non-guarantor subsidiaries. As of December 31, 2002, the total liabilities of our non-guarantor subsidiaries, excluding intercompany liabilities, were $3.6 million.

  THE INDENTURE FOR OUR NOTES AND OUR CREDIT FACILITY IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM PURSUING CERTAIN BUSINESS OPPORTUNITIES AND TAKING CERTAIN ACTIONS.

     The indenture for our notes and our credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

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

     In addition, a change of control may constitute an event of default under our credit facility. A default under our credit facility will result in an event of default under the indenture if the lenders accelerate the debt under our senior credit facility.

     If a change of control occurs, we may not have enough assets to satisfy all obligations under our credit facility and the indenture related to our notes. Upon the occurrence of a change of control, we could seek to refinance the indebtedness under our credit facility and our notes or obtain a waiver from the lenders or the note holders. We may not be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all.

  NO ESTABLISHED TRADING MARKET EXISTS FOR OUR NOTES, AND NOTE HOLDERS MAY NOT BE ABLE TO SELL THEM QUICKLY OR AT THE PRICE THAT NOTE HOLDERS PAID.

     We do not intend to list our notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. We expect that our notes will be designated for trading in the PORTAL market. Jefferies & Company, Inc. and Deutsche Banc Alex Brown make a market in the notes, but they are not obligated to do so. They may discontinue any market making at any time, in their sole discretion. As a result, we cannot assure you as to the liquidity of any trading market for the notes.

     Note holders may not be able to sell notes at a particular time or at favorable prices. We also cannot assure note holders as to the level of liquidity of the trading market for the notes. As a result, note holders may be required to bear the financial risk of their investment in the notes indefinitely. Future trading prices of the notes may be volatile and will depend on many factors, including:

     - our operating performance and financial condition;

     - the interest of securities dealers in making a market for our notes; and

     - the market for similar securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Radiologix's exposure to market risk for a change in interest rates relates primarily to Radiologix's cash equivalents and its senior credit facility. At December 31, 2002, Radiologix had no borrowings outstanding under its senior credit facility. Radiologix's notes bear interest at fixed rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   45
Report of Independent Public Accountants....................   46
Consolidated Balance Sheets as of December 31, 2001 and
  2002......................................................   47
Consolidated Statements of Income for the Years Ended
  December 31, 2000, 2001 and 2002..........................   48
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 2001 and 2002..............   49
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 2001 and 2002..........................   50
Notes to Consolidated Financial Statements..................   51
Schedule II -- Valuation and Qualifying Accounts for the
  Years Ended December 31, 2000, 2001 and 2002..............   83

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Radiologix, Inc.

     We have audited the accompanying consolidated balance sheet of Radiologix, Inc. as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Radiologix, Inc. for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated February 11, 2002, expressed an unqualified opinion on those statements and schedule.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiologix, Inc. at December 31, 2002 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set therein.

     As discussed above, the financial statements of Radiologix, Inc. as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002, and Statement No. 148, Accounting for Stock Based Compensation -- Transition and Disclosure, which was adopted by the Company for the year ended December 31, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, (c) agreeing the adjustments to reported net income representing stock-based compensation expense determined under fair value based method for all awards (including any related tax effects) to the Company's underlying records obtained from management, (d) testing the mathematical accuracy of the reconciliation of reported net income to adjusted net income, and the related earnings per share amounts, and (e) testing the mathematical accuracy of the reconciliation of reported net income to pro forma net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                                    ERNST & YOUNG LLP

Dallas, Texas
February 7, 2003

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

                                                   ARTHUR ANDERSEN LLP

February 11, 2002
Dallas, Texas

   Copy of report previously issued; Andersen has not reissued their report.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 10,761   $ 19,153
  Accounts receivable, net of allowances of $24,119 and
     $23,462 in 2001 and 2002, respectively.................    71,325     69,377
  Due from affiliates.......................................     2,673      5,100
  Income tax receivable.....................................       350         --
  Other current assets......................................    10,517      7,225
                                                              --------   --------
       Total current assets.................................    95,626    100,855
PROPERTY AND EQUIPMENT, net.................................    60,339     62,103
INVESTMENTS IN JOINT VENTURES...............................     7,095     10,149
GOODWILL....................................................    28,510     28,510
INTANGIBLE ASSETS, net......................................    69,583     72,151
DEFERRED FINANCING COSTS, net...............................    10,837      9,719
OTHER ASSETS................................................    12,735     12,604
                                                              --------   --------
       Total assets.........................................  $284,725   $296,091
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 17,743   $ 19,145
  Accrued physician retention...............................     8,832      8,216
  Accrued salaries and benefits.............................     8,318      8,268
  Current portion of long-term debt.........................       398        266
  Current portion of capital lease obligations..............     5,066      4,052
  Other current liabilities.................................        55        458
                                                              --------   --------
       Total current liabilities............................    40,412     40,405
DEFERRED INCOME TAXES.......................................     6,619      4,200
LONG-TERM DEBT, net of current portion......................   160,700    160,412
CONVERTIBLE DEBT............................................    24,205     11,980
CAPITAL LEASE OBLIGATIONS, net of current portion...........     6,783      1,519
DEFERRED REVENUE............................................        --      7,721
OTHER LIABILITIES...........................................       348        147
                                                              --------   --------
       Total liabilities....................................   239,067    226,384
COMMITMENTS AND CONTINGENCIES...............................        --         --
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES.............     1,182      1,340
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 10,000,000 shares
     authorized; no shares issued and outstanding...........        --         --
  Common stock, $.0001 par value; 50,000,000 shares
     authorized; 19,698,154 and 21,695,153 shares issued and
     outstanding in 2001 and 2002, respectively.............         2          2
  Treasury stock............................................        --       (180)
  Additional paid-in capital................................       347     13,662
  Retained earnings.........................................    44,127     54,883
                                                              --------   --------
       Total stockholders' equity...........................    44,476     68,367
                                                              --------   --------
       Total liabilities and stockholders' equity...........  $284,725   $296,091
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          2001          2002
                                                        -----------   -----------   -----------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
SERVICE FEE REVENUE...................................  $   246,687   $   276,650   $   283,889
COSTS AND EXPENSES:
  Salaries and benefits...............................       66,567        75,667        83,986
  Field supplies......................................       13,265        16,514        17,493
  Field rent and lease expense........................       30,191        34,378        32,867
  Other field expenses................................       45,871        47,339        46,927
  Bad debt expense....................................       34,389        25,682        24,390
  Merger related costs................................        1,772         1,000            --
  Supplemental incentive compensation.................           --           615            --
  Severance and other related costs...................           --            --           978
  Corporate general and administrative................       10,571        13,855        14,674
  Impairment charge on long-lived assets..............           --            --         2,700
  Loss on early extinguishment of debt................           --         4,730            --
  Depreciation and amortization.......................       22,118        23,504        26,472
  Interest expense, net...............................       18,036        15,540        18,858
                                                        -----------   -----------   -----------
       Total costs and expenses.......................      242,780       258,824       269,345
                                                        -----------   -----------   -----------
INCOME BEFORE EQUITY IN EARNINGS OF INVESTMENTS,
  NON-OPERATING INCOME, MINORITY INTERESTS IN
  CONSOLIDATED SUBSIDIARIES AND INCOME TAXES..........        3,907        17,826        14,544
Equity in earnings of investments.....................        4,274         5,017         4,568
Non-operating income..................................           --         1,300            --
Minority interests in consolidated subsidiaries.......         (948)       (1,092)       (1,185)
                                                        -----------   -----------   -----------
INCOME BEFORE INCOME TAXES............................        7,233        23,051        17,927
Income tax expense....................................        2,900         9,220         7,171
                                                        -----------   -----------   -----------
NET INCOME............................................  $     4,333   $    13,831   $    10,756
                                                        ===========   ===========   ===========
NET INCOME PER COMMON SHARE:
  Basic...............................................  $      0.22   $      0.71   $      0.51
  Diluted.............................................  $      0.22   $      0.66   $      0.48
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...............................................   19,494,959    19,559,185    20,957,026
  Diluted.............................................   19,808,520    22,652,372    23,967,427

  The accompanying notes are an integral part of these consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        COMMON STOCK       TREASURY STOCK    ADDITIONAL
                                     -------------------   ---------------    PAID-IN     RETAINED
                                       SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS    TOTAL
                                     ----------   ------   ------   ------   ----------   --------   -------
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, January 1, 2000...........  19,424,053     $2         --   $  --     $  (590)    $25,963    $25,375
  Exercise of stock options........      83,175     --         --      --          11          --         11
  Net income.......................          --     --         --      --          --       4,333      4,333
                                     ----------     --     ------   -----     -------     -------    -------
BALANCE, December 31, 2000.........  19,507,228      2         --      --        (579)     30,296     29,719
  Exercise of stock options........      73,048     --         --      --         326          --        326
  Common stock issued in connection
     with terminated merger with
     SKM...........................     117,878     --         --      --         600          --        600
  Net income.......................          --     --         --      --          --      13,831     13,831
                                     ----------     --     ------   -----     -------     -------    -------
BALANCE, December 31, 2001.........  19,698,154      2         --      --         347      44,127     44,476
  Exercise of stock options........     399,131     --         --      --       1,090          --      1,090
  Dilutive securities converted to
     common stock..................   1,625,600     --         --      --      12,225          --     12,225
  Treasury stock received from
     contracted radiology
     practice......................     (18,684)    --     18,684    (180)         --          --       (180)
  Shares cancelled.................      (9,048)    --         --      --          --          --         --
  Net income.......................          --     --         --      --          --      10,756     10,756
                                     ----------     --     ------   -----     -------     -------    -------
BALANCE, December 31, 2002.........  21,695,153     $2     18,684   $(180)    $13,662     $54,883    $68,367
                                     ==========     ==     ======   =====     =======     =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       2001        2002
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  4,333   $  13,831   $ 10,756
  Adjustments to reconcile net income to net cash provided
     by operating activities  --
     Minority interests in consolidated subsidiaries........       948       1,092      1,185
     Depreciation and amortization..........................    22,118      23,504     26,472
     Equity in earnings of investments......................    (4,274)     (5,017)    (4,568)
     Impairment charge on long-lived assets.................        --          --      2,700
     Non-cash income from receipt of treasury stock.........        --          --       (180)
     Stock issued for termination of merger.................        --         600         --
     Loss on early extinguishment of debt...................        --       4,730         --
     Deferred revenue.......................................        --          --      8,130
     Changes in operating assets and liabilities
       Accounts receivable, net.............................    (6,232)     (3,110)    (1,376)
       Other receivables and other assets...................    (8,048)      5,329      5,046
       Accounts payable and accrued expenses................     4,480          57     (2,637)
                                                              --------   ---------   --------
          Net cash provided by operating activities.........    13,325      41,016     45,528
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (14,002)     (7,184)   (26,800)
  Buy out of operating leases...............................        --     (13,910)        --
  Cash paid for acquisitions................................   (10,125)       (906)        --
  Contributions to joint ventures...........................        --      (1,263)      (762)
  Distributions from joint ventures.........................     1,211       5,214      2,705
  Other investments.........................................      (144)     (1,055)    (6,363)
                                                              --------   ---------   --------
          Net cash used in investing activities.............   (23,060)    (19,104)   (31,220)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior credit facility, net.................    14,500       1,795         --
  Proceeds from issuance of long-term debt..................     1,609     160,000         --
  Payments on long-term debt................................    (6,521)   (163,084)    (6,531)
  Financing costs...........................................      (546)    (13,808)      (475)
  Proceeds from the exercise of stock options...............        11         326      1,090
                                                              --------   ---------   --------
          Net cash provided by (used in) financing
            activities......................................     9,053     (14,771)    (5,916)
                                                              --------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (682)      7,141      8,392
CASH AND CASH EQUIVALENTS, beginning of period..............     4,302       3,620     10,761
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $  3,620   $  10,761   $ 19,153
                                                              ========   =========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest....................................  $ 18,036   $  14,859   $ 18,999
  Income taxes paid.........................................  $ 11,479   $   7,504   $  7,868
NON-CASH TRANSACTIONS DURING THE PERIOD:
  Assets acquired...........................................  $    220   $      --   $     --
                                                              ========   =========   ========
  Common stock issued.......................................  $     --   $     600   $     --
                                                              ========   =========   ========
  Treasury stock received...................................  $     --   $      --   $   (180)
                                                              ========   =========   ========
  Dilutive securities converted to common stock.............  $     --   $      --   $ 12,225
                                                              ========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 2001 AND 2002

1.  DESCRIPTION OF BUSINESS

     Radiologix, Inc. (together with its subsidiaries, "Radiologix" or the "Company"), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. Radiologix operates 117 diagnostic imaging centers located in 17 states, with a concentration of diagnostic imaging centers in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia. Radiologix offers multi-modality imaging services at 64 of its diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

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

     Radiologix has two models by which it contracts with radiology practices: a comprehensive services model and a technical services model. Under the comprehensive services model, the Company enters into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of Radiologix's diagnostic imaging equipment and the provision of technical services, the Company provides management services and receives a fee based on the practice group's professional revenue, including revenue derived from outside of our diagnostic imaging centers. Under the technical services model, the Company enters into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and pays them a fee based on cash collections from reimbursements for imaging procedures. In both the comprehensive services and technical services models, the Company owns the diagnostic imaging assets and, therefore, receives 100% of the technical reimbursements associated with imaging procedures. Additionally, in most instances, both the comprehensive services and the technical services models contemplate an incentive technical bonus for the radiology group if the net technical income exceeds specified thresholds. The service agreements cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. However, under certain conditions, Radiologix can terminate the service agreement if the number of physicians in a practice falls below a certain percentage of the total physicians of the radiology practice. Two physicians of two of the contracted radiology practices are members of the board of directors of the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in entities that the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

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

  ACCOUNTS RECEIVABLE

     Accounts receivables principally represent receivables from patients and other third-party payors for medical services provided by the contracted radiology practices and diagnostic imaging centers. Under the terms of the service agreements, Radiologix purchases the accounts receivable at their estimated collectible value from the contracted radiology practices. Accounts receivable for services rendered at the contracted radiology practices and diagnostic imaging centers have been recorded at their established charges and reduced by the estimated contractual allowances and bad debts. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Generally, any increase to the contractual allowances would reduce the revenue of the contracted radiology practices and diagnostic imaging centers and therefore, reduce the service fee revenue recorded by Radiologix and any decrease to the contractual allowances would increase the revenue of the contracted radiology practices and diagnostic imaging centers and therefore, increase the service fee revenue provided by Radiologix.

     During the fourth quarter of 2000, the Company recorded a $13.3 million charge for uncollectible accounts receivable. During the fourth quarter of 2000, the Company performed an extensive review of its accounts receivable and collection experience utilizing reports and analyses not previously available. Based on this review, the Company believes that the estimation process of determining contractual allowances for billed charges needed to be revised and that a portion of its accounts receivable were no longer collectible. This review allowed the Company to better analyze old accounts receivable, however did not tell the Company what historical collection rates would have been if newly implemented collection policies and procedures had been in place. Accordingly, the increase in the allowance for uncollectible accounts was recognized as an additional bad debt expense as opposed to an increase in contractual allowance. The Company recognized the $13.3 million charge in the 2000 fourth quarter as, a change in the accounting estimate when the information became known.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method. Amortization of assets under capital leases is included in depreciation and amortization.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

  INTANGIBLE ASSETS

     The value of intangible assets (consisting primarily of service agreements and goodwill) is stated at the lower of cost or fair value.

     Effective January 1, 2002, Radiologix adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") issued by the Financial Accounting Standards Board. Under SFAS No. 142, goodwill and other intangible assets with an indefinite lived useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result, $28.5 million of intangible assets, primarily relating to acquired intangible assets, were transferred to goodwill as of January 1, 2002. Amortization of goodwill and other indefinite lived intangible assets amounted to $1.1 million ($665,600, net of tax benefit) of tax and $1.2 million ($749,900 net of tax benefit) for the year ended December 31, 2000 and 2001, respectively.

     During the first quarter 2002 we performed the initial impairment test of our Questar operations in accordance with the provisions of SFAS No. 142. We engaged an independent third party valuation specialist to determine the fair value of these operations. Their valuation was completed in the first quarter 2002 and indicated that the fair value of the Questar operations exceeded the carrying value and consequently no impairment was recorded. We plan to conduct our annual impairment test of goodwill and other indefinite lived intangible assets during our first quarter of each subsequent year.

     With the adoption of SFAS No. 142, Radiologix ceased amortization of goodwill as of January 1, 2002. The following table presents the results for the years ended December 31, 2000, 2001 and 2002 on a comparable basis (in thousands):

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2000       2001        2002
                                                           --------   ---------   ---------
Net Income...............................................   $4,333     $13,831     $10,756
Goodwill amortization (net of tax benefit)...............      666         750          --
                                                            ------     -------     -------
Adjusted Net Income......................................   $4,999     $14,581     $10,756
                                                            ======     =======     =======
Basic Earnings Per Share:
  Net Income.............................................   $  .22     $   .71     $   .51
  Goodwill amortization (net of tax benefit).............      .03         .03          --
                                                            ------     -------     -------
  Adjusted Net Income....................................   $  .25     $   .74     $   .51
                                                            ======     =======     =======
Diluted Earnings Per Share:
  Net Income.............................................   $  .22     $   .66     $   .48
  Goodwill amortization (net of tax benefit).............      .03         .03          --
                                                            ------     -------     -------
  Adjusted Net Income....................................   $  .25     $   .69     $   .48
                                                            ======     =======     =======

     The intangible asset related to the service agreement is recorded on the date of acquisition, and represents the difference between the cost of purchasing the right to manage a radiology practice and the net assets acquired. Under the initial 40-year term of the agreements, the contracted radiology practices have agreed to provide medical services on an exclusive basis only through facilities managed by Radiologix. In the event a contracted radiology practice breaches the service agreement, or if Radiologix terminates with cause, the contracted radiology practice is required to purchase all related tangible and

                       RADIOLOGIX, INC. AND SUBSIDIARIES
intangible assets, including the unamortized portion of the service agreement intangible asset, at the then net book value. The Company's service agreements, included in the consolidated balance sheets as intangible assets, net, are not considered to have an indefinite lived useful life and will continue to be amortized over a useful life of 25 years. In connection with the restructuring of certain management agreements during 2002 $6.0 million has been capitalized as an addition to service agreements. Accumulated amortization at December 31, 2001 and 2002 amounted to $11.4 million and $14.8 million, respectively. Amortization expense for the years ending December 31, 2000, 2001 and 2002 equated to $3.9 million, $5.2 million and $5.0 million, respectively. We expect amortization expense to approximate $27.1 million over the next five years.

     We regularly evaluate the carrying value of the finite lived intangible assets in light of any events or circumstances that may indicate that the carrying amount or amortization period should be adjusted. As of December 31, 2002, we do not believe there are any indicators that the carrying values or the useful lives of these assets need to be adjusted.

  OTHER ASSETS AND DEFERRED FINANCING COSTS

     Deferred financing costs are being amortized over a straight-line method, which approximates the effective interest method. As of December 31, 2001 and 2002, accumulated amortization of deferred financing costs was approximately $272,000 and $1.8 million, respectively.

     During the fourth quarter of 2001, the Company recorded a charge of $4.7 million for deferred financing costs related to the termination of its senior credit facility with the proceeds from its $160 million senior notes issuance. The charge is reflected as cost and expenses, loss on early extinguishment of debt in the accompanying consolidated financial statements.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Effective January 1, 2002, Radiologix adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"); however, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for segments of a business to be disposed of.

     SFAS No. 144 requires impairment losses to be recognized for long-lived assets through operations when indicators of impairment exist and the underlying cash flows are not sufficient to support the assets' carrying value. Potential indicators of impairment can include, but are not limited to the following:

          a. History of operating losses or expected future losses

          b. Significant adverse change in legal factors

          c. Changes in the extent or manner in which the assets are used

          d. Current expectations to dispose of the assets by sale or other means

          e. Reductions or expected reductions of cash flow

     Based on a history of operating losses or expected future losses in our Questar operations, we determined an impairment analysis was warranted. We primarily used an expected sales value to estimate

                       RADIOLOGIX, INC. AND SUBSIDIARIES
the fair values of our long-lived assets. Sales values were based in part on recent acquisitions made by us, and our knowledge of the business environment. Based on a comparison of our estimated fair value to the carrying values of the long-lived assets, a $2.7 million ($1.6 million net of tax benefit) impairment charge was recorded in December 2002 related to the Questar operations.

  ACCRUED PHYSICIAN RETENTION

     Accrued physician retention represents amounts payable to contracted radiology practices under the service agreements. The service agreements require Radiologix to remit physician retention to the contracted radiology practices by the end of the subsequent month after the month in which services were rendered.

  REVENUE PRESENTATION

     The Financial Accounting Standards Board's Emerging Issues Task Force issued its abstract, Issue 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" ("EITF 97-2"). Since Radiologix has not established a "controlling financial interest" under EITF 97-2, Radiologix does not consolidate the contracted radiology practices.

     The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of income had Radiologix met the provisions of EITF 97-2 (in thousands):

                                                       2000       2001        2002
                                                     --------   ---------   ---------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual
  allowances.......................................  $344,887   $ 383,527   $ 391,553
Less: amounts retained by contracted radiology
  practices........................................   (98,200)   (106,877)   (107,664)
                                                     --------   ---------   ---------
Service fee revenue, as reported...................  $246,687   $ 276,650   $ 283,889
                                                     ========   =========   =========

     Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practice and diagnostic imaging center based on established charges and reduced by contractual allowances. In addition, bad debt expense related to established charges is recognized as costs and expenses rather than a deduction of net revenue. The Company uses historical collection experience in estimating its contractual allowances and bad debt expense.

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

                       RADIOLOGIX, INC. AND SUBSIDIARIES

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

  SEVERANCE AND OTHER RELATED COSTS

     Based on Financial Accounting Standards Board's Emerging Issues Task Force Issue 94-3, the Company met the criteria to recognize an accrual for severance and other related costs related to severance to be paid to the former chairman and chief executive officer and the recruiting costs for the search of a new chief executive officer. This accrual is included in accounts payable and accrued expenses on the balance sheet. The following table summarizes the expense paid in 2002 and accrued at December 31, 2002 (in thousands):

Balance at January 1, 2002..................................  $  --
Expense.....................................................    978
Paid........................................................   (205)
                                                              -----
Balance at December 31, 2002................................  $ 773
                                                              =====

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" requires disclosure about the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The fair value of the Company's long-term debt and capital lease obligations was determined by using quoted market prices.

  CONCENTRATION OF CREDIT RISK

     The Company's accounts receivable consist primarily of service fee revenues due from radiology practices and medical service revenues due from patients funded through Medicare, Medicaid, commercial insurance and private payment. The Company estimates that approximately 23%, 25% and 24% of the radiology practices' revenue in 2000, 2001 and 2002, respectively, is funded through the Medicare program. The Company and its contracted radiology practices perform ongoing credit evaluations of their patients and generally do not require collateral. The Company and its contracted radiology practices maintain allowances for potential credit losses.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

  STOCK-BASED AWARDS

     On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") fair value of accounting for stock-based employee compensation and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. We do not recognize compensation expense for our stock option grants, which are issued at fair value at the date of grant. At this time, the Company has not determined whether it will adopt fair value accounting for its employee stock options.

     The Company currently accounts for its employee stock-based compensation arrangements under the provisions of Accounting Principles Board, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company accounts for stock-based compensation of non-employees under the provisions of SFAS No. 123. The Company did not have any stock-based compensation to non-employees during 2000, 2001 and 2002. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. The effects of applying SFAS No. 123 during 2000, 2001 and 2002 are as follows (in thousands, except per share amounts):

                                                           2000      2001      2002
                                                          -------   -------   -------
Net income:
  As reported...........................................  $ 4,333   $13,831   $10,756
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects....................   (1,687)   (1,367)   (1,726)
                                                          -------   -------   -------
  Pro forma.............................................  $ 2,646   $12,464   $ 9,030
                                                          =======   =======   =======
Earnings per share:
  Basic -- as reported..................................  $  0.22   $  0.71   $  0.51
  Basic -- pro forma....................................     0.14      0.64      0.43
Earnings per share:
  Diluted -- as reported................................  $  0.22   $  0.66   $  0.48
  Diluted -- pro forma..................................     0.13      0.60      0.41

     The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2000, 2001 and 2002, respectively: risk-free interest rate of 5.0, 5.02, and 4.61 percent; expected life of 2.81, 2.81 and 2.81 years; expected volatility of 84.3, 73.8, and 119.4 percent; and dividend yield of zero in 2000, 2001 and 2002, respectively. The weighted-average grant-date fair value of new grants in 2000, 2001 and 2002 was $3.27 per share, $6.21 per share, and $11.56 per share, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in

                       RADIOLOGIX, INC. AND SUBSIDIARIES
management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4 "Reporting Gains and Losses From Extinguishment of Debt". SFAS No. 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods but do not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified into income from operations. The Company has adopted the provisions of SFAS No. 145. The impact of adopting SFAS No. 145 reduced income from operations by $4.7 million for the year ended December 31, 2001 from reclassifying extraordinary loss on extinguishment of debt (see Note 5).

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. SFAS No. 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company does not anticipate a material impact on results of operations or financial position from the adoption of SFAS No. 146.

     The Financial Accounting Standards Board in November 2002, issued Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the fair value of certain guarantee obligations be recorded at the inception of the guarantee and clarifies disclosures required for guarantee obligations. The initial recognition provision of FIN 45 applies prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 31, 2002.

3.  ACQUISITIONS, AFFILIATIONS AND DISPOSITIONS

     In March 2000, Radiologix acquired an imaging center in Osceola, Florida for total consideration of approximately $2.7 million. During 2000, Radiologix continued to complete the development of imaging centers of Questar for total consideration of approximately $5.9 million. Total consideration paid for all other acquisitions and affiliations was approximately $1.5 million.

     In November 2001, Radiologix acquired an imaging center in Laurel, Maryland for total consideration of $906,000.

     No acquisitions were completed in 2002. During 2002, Questar disposed of two imaging centers. Consideration received for the dispositions was approximately $150,000 and the buyer assumed $1.1 million of capital leases. No material gain was recognized in 2002 as a result of the dispositions.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2001 and 2002 (in thousands):

                                               USEFUL LIFE               2001       2002
                                               -----------             --------   --------
Equipment (primarily medical
  equipment)........................  5-7 Years                        $121,161   $137,234
Leasehold improvements..............  The lesser of the remaining
                                      life of the lease, or 10 Years     28,444     28,747
Buildings...........................  15 Years                            3,505      3,505
                                                                       --------   --------
                                                                        153,110    169,486
Less -- Accumulated depreciation and
  amortization......................                                     92,771    107,383
                                                                       --------   --------
Property and equipment, net.........                                    $60,339    $62,103
                                                                       ========   ========

     In December 2002, the Company recorded an impairment charge of $2.7 million to write down the value of Questar's long-lived assets (see Note 2).

5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consists of the following at December 31, (in thousands):

                                                                2001       2002
                                                              --------   --------
10 1/2% Senior Notes, due December 15, 2008.................  $160,000   $160,000
8% Convertible Junior Subordinated Note due July 2009.......    24,205     11,980
Credit Facility.............................................        --         --
Note payable to bank and capital lease obligations, various
  interest rates............................................    12,947      6,249
                                                              --------   --------
                                                               197,152    178,229
Less -- Current portion of long-term debt...................     5,464      4,318
                                                              --------   --------
Long-term debt, net of current portion......................  $191,688   $173,911
                                                              ========   ========

     The maturities of long-term debt, including capital lease obligations are $4.3 million in fiscal 2003, $1.7 million in fiscal 2004, $273,000 in fiscal 2005, no maturities in fiscal 2006 or fiscal 2007 and $172.0 million due in fiscal 2008 and thereafter. Interest of $537,000 has been imputed based on the varying terms of the leases held for the future capital lease obligations.

  SENIOR NOTES

     In December 2001, the Company terminated its senior credit facility with proceeds from a $160 million senior notes issuance, due December 15, 2008. In connection with the repayment, the Company recorded an expense for the loss incurred on the early extinguishment of its senior credit facility debt in the amount of $4.7 million. The senior notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The senior notes are unsecured obligations which rank senior in right of payment to all of our subordinate indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

  CREDIT FACILITY

     In addition to the senior notes issuance in December 2001, the Company entered into a credit facility whereby the Company can borrow up to $35 million. At December 31, 2002, no borrowings were outstanding under the credit facility. Under the credit facility the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 1.75%to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum fixed charge to coverage ratio and maximum leverage ratio, as defined). At December 31, 2002, we were in compliance with these covenants. Borrowings under the credit facility are secured by all service agreements, which the Company is or becomes a party to, a pledge of the stock of the Company's subsidiaries and all of the Company's and its wholly-owned subsidiaries assets.

  CONVERTIBLE JUNIOR SUBORDINATED NOTE

     The Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. If by August 1, 2003 the closing price of Radiologix's common stock has not exceeded $7.52 for 45 of the 60 days of the determination period, the interest rate will be increased to 8.5%.

6.  DEFERRED REVENUE

     In connection with the amendment of the service agreement in July 2002 with one of the contracted radiology practices, we have recorded deferred revenue of $3.3 million in consideration recognized for the amended agreement, which will be amortized over a 20 year period. In addition, in December 2002 we amended the service agreement of another contracted radiology practice; and we recorded deferred revenue of $4.8 million in consideration recognized for the amended agreement. Beginning January 2003, we will amortize the deferred revenue over approximately a 19-year period.

7.  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases office space as well as certain equipment. Future minimum lease payments under these operating leases for fiscal 2003, 2004, 2005, 2006, 2007 and 2008 and thereafter are $19.8 million, $14.3 million, $6.5 million, $4.1 million, $1.9 million, and $5.3 million, respectively. Rent expense for equipment was approximately $19.2 million, $22.7 million and $20.0 million in 2000, 2001 and 2002, respectively.

     In December 2001, the Company repurchased some equipment and other equipment previously held under operating leases for approximately $13.9 million.

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

                       RADIOLOGIX, INC. AND SUBSIDIARIES

8.  401(k) PLAN

     The Company established a defined contribution plan (the "401(k) plan") in January 1999. Employees are eligible immediately upon date of hire. The 401(k) plan allows for an employer match of contributions made by participants after such participants have completed 1,000 hours of service. With respect to the Company match, a participant vests 20% after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service.

     The Company makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. Company contributions to the plan were approximately $770,000 in 2000, $856,000 in 2001 and $1,029,000 in 2002.

9.  STOCKHOLDERS' EQUITY

  COMMON STOCK

     During 2001, the Company issued 117,878 shares of its common stock to Saunders Karp & Megrue, L.P. in connection with the proposed merger between the Company and SKM-RD Acquisition Corp. The proposed merger was terminated in April 2001 (See Note 12).

  STOCK OPTION PLAN

     Under the 1996 Stock Option Plan (the "Plan") 4,000,000 options to purchase shares of the Company's common stock may be granted to key directors, employees and other healthcare professionals associated with Radiologix, as defined by the Plan. Options granted under the Plan may be either incentive stock options ("ISO") or nonqualified stock options ("NQSO"). The option price per share under the Plan may not be less than 100% of the fair market value at the grant date for ISO and may not be less than 85% of the fair market value at the grant date for NQSO. All of the options granted under the Plan through December 31, 2002 were at fair market value. Generally, options vest over a five-year period and are exercisable over a ten-year life. As of December 31, 2000, 2001 and 2002, 2,530,455, 2,902,517 and 2,732,710 shares, respectively, were outstanding under the Plan. Since the Plan's inception, the Board of Directors granted options to purchase 30,000 shares of common stock outside the Plan. Compensation expense related to the non-employee portion of these shares is not material. The following table summarizes the combined activity under the Plan and the options granted outside the Plan at December 31 (shares in thousands):

                                         2000                2001                2002
                                   -----------------   -----------------   -----------------
                                            WEIGHTED            WEIGHTED            WEIGHTED
                                            AVERAGE             AVERAGE             AVERAGE
                                            EXERCISE            EXERCISE            EXERCISE
                                   SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                   ------   --------   ------   --------   ------   --------
Outstanding, beginning of year...  2,205     $7.41     2,530     $6.60     2,902     $ 6.55
Granted..........................    796      4.14       633      6.21       290      11.56
Exercised........................    (83)     0.13       (73)     4.46      (399)      2.91
Cancelled........................   (388)     7.45      (188)     7.07       (60)      8.36
                                   -----               -----               -----
Outstanding, end of year.........  2,530     $6.60     2,902     $6.55     2,733     $ 7.57
                                   =====     =====     =====     =====     =====     ======
Exercisable, end of year.........  1,294     $7.17     1,583     $6.99     1,675     $ 7.82
                                   =====     =====     =====     =====     =====     ======

                       RADIOLOGIX, INC. AND SUBSIDIARIES

     The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 2,732,710 options outstanding as of December 31, 2002 (shares in thousands):

                                                          WEIGHTED
                                                          AVERAGE          WEIGHTED AVERAGE
EXERCISE PRICE RANGE                         SHARES    EXERCISE PRICE   CONTRACTUAL LIFE (YRS)
--------------------                         -------   --------------   ----------------------
$ 3.15-$ 3.88..............................  456,302       $ 3.72                7.15
$ 3.94-$ 6.00..............................  525,138       $ 5.10                7.40
$ 6.01-$ 8.00..............................  528,695       $ 7.50                7.65
$ 8.75.....................................  685,700       $ 8.75                5.39
$11.00-$12.00..............................  466,875       $11.62                6.72
$13.05-$13.10..............................   70,000       $13.06                9.44

10.  SERVICE FEE REVENUE

     Service fee revenue consists of the following for the years ended December 31 (in thousands):

                                                         2000       2001       2002
                                                       --------   --------   --------
Professional component...............................  $ 61,061   $ 61,893   $ 54,297
Technical component..................................   185,626    214,757    229,592
                                                       --------   --------   --------
                                                       $246,687   $276,650   $283,889
                                                       ========   ========   ========

     For the years ended December 31, 2000, 2001 and 2002, four of the Company's contracted radiology practices each contributed 10% or more of the Company's service fee revenue as follows (in thousands):

PRACTICE                                                   2000      2001      2002
--------                                                  -------   -------   -------
Advanced Radiology, P.A. ...............................  $63,290   $72,323   $76,892
Hudson Valley Radiology Associates, PLLC................   27,738    33,205    29,665
The Ide Group, P.C. ....................................   30,127    28,164    31,476
Community Radiology Associates, Inc. ...................   25,167    27,909    30,907

     The Company also periodically advances funds to the contracted radiology practices at current interest rates. Such advances are due on demand and are repaid through reductions in future physician retention payments and are included in "Due from Affiliates".

                       RADIOLOGIX, INC. AND SUBSIDIARIES

11.  INCOME TAXES

     Income tax expense in 2000, 2001 and 2002 is composed of the following amounts (in thousands):

                                                             2000     2001     2002
                                                            ------   ------   -------
Current income tax expense:
  Federal.................................................  $2,970   $7,823   $ 8,897
  State and local.........................................     656    2,053     1,344
                                                            ------   ------   -------
                                                             3,626    9,876    10,241
Deferred income tax benefit:
  Federal.................................................    (658)    (519)   (2,686)
  State...................................................     (68)    (137)     (384)
                                                            ------   ------   -------
                                                              (726)    (656)   (3,070)
                                                            ------   ------   -------
Income tax expense........................................  $2,900   $9,220   $ 7,171
                                                            ======   ======   =======

     A reconciliation between reported income tax expense and the amount computed by applying the statutory federal income tax rate of 35% for 2000, 2001 and 2002 is as follows (in thousands):

                                                              2000     2001     2002
                                                             ------   ------   ------
Computed at statutory rate.................................  $2,532   $8,068   $6,274
State income taxes, net of Federal tax benefit.............     427    1,324      845
Other......................................................     (59)    (172)      52
                                                             ------   ------   ------
Income tax expense.........................................  $2,900   $9,220   $7,171
                                                             ======   ======   ======

     The tax effects of temporary differences that give rise to the deferred income taxes at December 31, 2001 and 2002, are presented below (in thousands):

                                                               2001      2002
                                                              -------   -------
Deferred tax assets:
  Start-up costs............................................  $   420   $    --
  Bad debts.................................................    3,447     4,518
  Deferred revenue..........................................       --     3,252
                                                              -------   -------
Total deferred tax assets...................................    3,867     7,770
Deferred tax liabilities:
  Cash to accrual adjustments...............................       --        --
  Joint venture income......................................   (2,326)   (1,727)
  Amortization..............................................     (914)   (1,145)
  Depreciation..............................................   (3,379)   (4,580)
                                                              -------   -------
Total deferred tax liabilities..............................   (6,619)   (7,452)
                                                              -------   -------
     Total net deferred tax liabilities.....................   (2,752)      318
                                                              -------   -------
Less: Current deferred tax assets included in other current
  assets....................................................    3,867     4,518
                                                              -------   -------
Non-current deferred tax liabilities........................  $(6,619)  $(4,200)
                                                              =======   =======

                       RADIOLOGIX, INC. AND SUBSIDIARIES

12.  SPECIAL CHARGES AND NON-OPERATING INCOME

     During the third quarter of 2001, the Company recorded $1.0 million in merger related costs. The charge was our share of transaction costs incurred by Saunders Karp & Megrue, L.P. and its affiliates in connection with the proposed merger between Radiologix and SKM-RD Acquisition Corp. The proposed merger was terminated in April 2001. In the fourth quarter of 2000, the Company also incurred a $1.8 million charge for the write-off of transaction costs incurred for the proposed merger.

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

     In conjunction with the Senior Notes Offering, the Company incurred an expense of $4.7 million for the early extinguishment of debt in relation to terminating its senior credit facility with the proceeds from its Senior Notes issuance in December 2001.

     During the fourth quarter of 2002, the Company recorded a $2.7 million impairment charge on long-lived assets based on a comparison of our estimated fair value to the carrying values of the long-lived assets related to radiology equipment.

     In the fourth quarter of 2002, we recorded $978,000 in severance and other related costs. These costs include severance payments to our former chairman and chief executive officer and recruiting costs related to the search for a new chief executive officer. A current independent member of the board of directors was named chairman of the board. In February 2003, a new president and chief executive officer was named. In addition, in February 2003 the former president and chief operating officer resigned from his positions. Severance and other related costs will be incurred in fiscal 2003.

13.  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible note (see Note
5) using the "if converted" method to the extent the securities are not anti-dilutive. For the year ended December 31, 2002, approximately $750,000 of tax-effected interest savings and 2,036,107 weighted average shares related to the convertible note were included in the computation of dilutive EPS. For the year ended December 31, 2001, approximately $1.1 million of tax-effected interest savings and 2,677,828 weighted average shares related to the convertible note were included in the computation of diluted EPS. For the year ended December 31, 2000, approximately $1.0 million of tax-effected interest savings and 2,318,841 weighted average shares related to the convertible note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period.

     For the years ended December 31, 2000, 2001 and 2002, 313,561, 415,359 and
974,293 shares, respectively, related to stock options were included in diluted EPS.

14.  SEGMENT REPORTING

     The Company reports the results of its operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western. In addition, the Company reports the results of

                       RADIOLOGIX, INC. AND SUBSIDIARIES
its operations of the imaging centers of its subsidiary, Questar. The Company's operations in each of the four designated regions are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with its diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures. The Company's services leverage our existing infrastructure and improve radiology practice or joint venture profitability, efficiency and effectiveness. The Company has divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but do not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are looked at as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with each of the contracted radiology practices in the four designated regions. In addition, any imaging centers of Questar that are in the same market as the operations of the contracted radiology practices in the four designated regions are not included in the service agreements of the contracted radiology practices.

     Operating income as discussed below is defined as service fee revenue less operating expenses. Operating income is commonly used as an analytical indicator within the healthcare industry, and also serves as a measure of leverage capacity and debt service ability. Operating income should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from operating income should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator or financial performance or liquidity. Because operating income is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, operating income as presented may not be comparable to other similarity titled measures of other companies.

     The following is a table, which summarizes the operating results and assets by the five reportable segments (dollars in thousands):

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                              MID-ATLANTIC   NORTHEASTERN    CENTRAL     WESTERN
                               REGION(1)      REGION(2)     REGION(3)   REGION(4)   QUESTAR    TOTAL
                              ------------   ------------   ---------   ---------   -------   --------
Service fee revenue.........    $96,774        $59,865       $28,680     $28,804    $32,564   $246,687
Operating expenses(5).......     65,550         42,104        18,701      21,839     25,091    173,285
                                -------        -------       -------     -------    -------   --------
Operating income............    $31,224        $17,761       $ 9,979     $ 6,965    $ 7,473   $ 73,402
Operating margin............         32%            30%           35%         24%        23%        30%
Equity in earnings of
  investments...............    $ 2,334        $    --       $ 1,941     $    --    $    --   $  4,275
Minority interest...........       (446)            --          (453)         --        (50)  $   (949)
Depreciation and
  amortization expense......      6,645          3,251         1,396       2,557      2,811   $ 16,660
Interest expense............      1,571            802           391         670      1,507   $  4,941
Income before income
  taxes.....................     24,896         13,708         9,680       3,738      3,105   $ 55,127
Assets......................     52,766         42,381        22,395      20,191     28,440   $166,173
Purchases of property and
  equipment.................    $ 6,499        $ 2,370       $   811     $ 1,779    $   622   $ 12,081

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                              MID-ATLANTIC   NORTHEASTERN    CENTRAL     WESTERN
                               REGION(1)      REGION(2)     REGION(3)   REGION(4)   QUESTAR    TOTAL
                              ------------   ------------   ---------   ---------   -------   --------
Service fee revenue.........    $111,701       $61,369       $34,682     $35,426    $33,472   $276,650
Operating expense(6)........      77,212        45,496        22,838      26,232     27,802    199,580
                                --------       -------       -------     -------    -------   --------
Operating income............    $ 34,489       $15,873       $11,844     $ 9,194    $ 5,670   $ 77,070
Operating margin............          31%           26%           34%         26%        17%        28%
Equity in earnings of
  investments...............    $  3,651       $    --       $ 1,366     $    --    $    --   $  5,017
Minority interest...........        (697)           --          (451)         --         56     (1,092)
Depreciation and
  amortization expense......       6,674         2,977         1,543       2,719      2,629     16,542
Interest expense............       1,654           679           381         575      1,093      4,382
Income before income
  taxes.....................      29,115        12,217        10,835       5,900      2,004     60,071
Assets......................      61,680        43,795        24,134      22,392     24,048    176,049
Purchases of property and
  equipment(7)..............    $  4,315       $ 2,099       $   672     $    45    $  (131)  $  7,000

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                              MID-ATLANTIC   NORTHEASTERN    CENTRAL     WESTERN
                               REGION(1)      REGION(2)     REGION(3)   REGION(4)   QUESTAR    TOTAL
                              ------------   ------------   ---------   ---------   -------   --------
Service fee revenue.........    $121,115       $61,141       $35,382     $34,148    $32,103   $283,889
Operating expense(8)........      84,233        46,015        23,601      26,241     28,452    208,542
                                --------       -------       -------     -------    -------   --------
Operating income............    $ 36,882       $15,126       $11,781     $ 7,907    $ 3,651   $ 75,347
Operating margin............          30%           25%           33%         23%        11%        26%
Equity in earnings of
  investments...............    $  3,547       $    --       $ 1,021     $    --    $    --   $  4,568
Minority interest...........        (787)           --          (422)         --         24     (1,185)
Depreciation and
  amortization expense......       8,474         3,543         2,110       3,995      2,556     20,678
Interest expense............       2,133           792           531         877        701      5,034
Income before income
  taxes.....................      29,035        10,791         9,739       3,035        418     53,018
Assets......................      75,086        39,873        28,176      25,390     15,739    184,264
Purchases of property and
  equipment.................    $ 11,776       $ 3,109       $ 3,270     $ 6,963    $   584   $ 25,702

---------------

(1) Includes the Mid-Atlantic Market.

(2) Includes the Finger Lakes and Hudson Valley Markets.

(3) Includes the South Texas, Treasure Coast and Northeast Kansas Markets.

(4) Includes the Bay Area Market.

(5) Operating expense excludes a $13.3 million charge for uncollectible accounts receivable and a charge of $3.7 million for the write-off of a note receivable. See Note 2.

(6) Operating expense excludes a $4.7 million charge for loss on early extinguishment of debt. See Note 5.

                       RADIOLOGIX, INC. AND SUBSIDIARIES

(7) Purchases of property and equipment exclude buy out of operating leases for $13.9 million. See Note 7.

(8) Operating expense includes a $2.7 million impairment charge on long-lived assets. See Note 12.

     The following table is a reconciliation of the segment income before income taxes to Radiologix's consolidated reported income before income taxes for the year ended December 31 (in thousands):

                                                         2000       2001       2002
                                                       --------   --------   --------
Segment income before income taxes...................  $ 55,127   $ 60,071   $ 53,018
Unallocated amounts:
  Merger related costs...............................    (1,772)    (1,000)        --
  Supplemental incentive compensation................        --       (615)        --
  Severance and other related costs..................        --         --       (978)
  Corporate general and administrative...............   (10,571)   (13,855)   (14,674)
  Corporate other income.............................        --         --        180
  Loss on early extinguishment of debt...............        --     (4,730)        --
  Non-operating income...............................        --      1,300         --
  Charge for uncollectible accounts receivable.......   (13,268)        --         --
  Charge for write-off of note receivable............    (3,732)        --         --
  Corporate depreciation and amortization............    (5,456)    (6,962)    (5,794)
  Corporate interest expense.........................   (13,095)   (11,158)   (13,825)
                                                       --------   --------   --------
Consolidated income before income taxes..............  $  7,233   $ 23,051   $ 17,927
                                                       ========   ========   ========

     The following table is a reconciliation of the assets and purchases of property and equipment for the segments to Radiologix's consolidated assets and purchases of property and equipment as of and for the year ended December 31 (in thousands):

                                                               2001*       2002
                                                              --------   --------
Assets:
  Segment amounts...........................................  $176,049   $184,264
  Corporate (including intangible assets)...................   108,676    111,827
                                                              --------   --------
  Total assets..............................................  $284,725   $296,091
                                                              ========   ========
Purchases of Property and Equipment:
  Segment amounts...........................................  $  7,000   $ 25,702
  Corporate.................................................       184      1,098
                                                              --------   --------
  Total purchases of property and equipment.................  $  7,184   $ 26,800
                                                              ========   ========

---------------

* Total purchases of property and equipment excludes the buy out of operating leases for $13.9 million. See Note 7.

15.  JOINT VENTURE FINANCIAL INFORMATION

     The Company has nine unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by the contracted radiology practices in such

                       RADIOLOGIX, INC. AND SUBSIDIARIES
market area or a radiology practice that participates in the joint venture. The following table is a summary of key financial data for these joint ventures as of and for the year ended December 31 (in thousands):

                                                           2000      2001      2002
                                                          -------   -------   -------
Current assets..........................................  $20,484   $17,005   $18,873
Noncurrent assets.......................................   14,887    14,126    14,184
Current liabilities.....................................    6,501     4,690     6,263
Noncurrent liabilities..................................    1,616       889       653
Minority interest.......................................    4,274     5,017     4,568
Net revenue.............................................   42,355    43,118    50,160
Net income..............................................  $14,248   $13,307   $12,934

16.  SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with the senior notes, certain of the Company's subsidiaries ("Subsidiary Guarantors") guaranteed, jointly and severally, the Company's obligation to pay principal and interest on the Senior Notes on a full and unconditional basis.

     The following supplemental condensed consolidating financial information presents the balance sheet as of December 31, 2001 and 2002, and the statements of income and cash flows for the years ended December 31, 2000, 2001 and 2002. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the Non-guarantor Subsidiaries using the equity method.

     The Non-guarantor Subsidiaries include Advanced PET Imaging of Maryland, L.P., Lakewood OpenScan MR, LLC, Lexington MR, Ltd., Montgomery Community Magnetic Imaging Center Limited Partnership, Tower OpenScan MRI, and MRI at St. Joseph Medical Center LLC. The Guarantor Subsidiaries include all wholly-owned subsidiaries of Radiologix, Inc. (the "Parent").

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                      PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ----------   -------------   ------------   ------------
ASSETS:
Cash and cash equivalents..........  $  7,670    $   (953)      $ 4,044       $      --       $ 10,761
Accounts receivable, net...........        --      69,048         2,277              --         71,325
Other current assets...............     1,713      13,009        (1,182)             --         13,540
                                     --------    --------       -------       ---------       --------
  Total current assets.............     9,383      81,104         5,139              --         95,626
Property and equipment, net........     1,954      54,571         3,814              --         60,339
Investment in subsidiaries.........   110,635          --            --        (110,635)            --
Intangible assets, net.............        --      96,310         1,783              --         98,093
Other assets, net..................    17,379      13,201            87              --         30,667
                                     --------    --------       -------       ---------       --------
                                     $139,351    $245,186       $10,823       $(110,635)      $284,725
                                     ========    ========       =======       =========       ========


LIABILITIES AND STOCKHOLDERS'
  EQUITY:
Accounts payable and accrued
  expenses.........................  $  5,777    $ 25,612       $ 3,504       $      --       $ 34,893
Current portion of long-term
  debt.............................       232       4,659           573              --          5,464
Other current liabilities..........        --          55            --              --             55
  Total current liabilities........     6,009      30,326         4,077              --         40,412
Long-term debt, net of current
  portion..........................   184,905       5,964           819              --        191,688
Other noncurrent liabilities.......   (96,039)    104,168        (1,162)             --          6,967
Minority interests.................        --          --         1,182              --          1,182
Stockholders' equity...............    44,476     104,728         5,907        (110,635)        44,476
                                     --------    --------       -------       ---------       --------
                                     $139,351    $245,186       $10,823       $(110,635)      $284,725
                                     ========    ========       =======       =========       ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                      PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ----------   -------------   ------------   ------------
ASSETS:
Cash and cash equivalents..........  $ 15,775    $   (381)      $ 3,759       $      --       $ 19,153
Accounts receivable, net...........        --      66,190         3,187              --         69,377
Other current assets...............        82      13,099          (856)             --         12,325
                                     --------    --------       -------       ---------       --------
  Total current assets.............    15,857      78,908         6,090              --        100,855
Property and equipment, net........     2,314      56,588         3,201              --         62,103
Investment in subsidiaries.........   140,667          --            --        (140,667)            --
Intangible assets, net.............        --      99,091         1,570              --        100,661
Other assets, net..................    17,120      15,318            34              --         32,472
                                     --------    --------       -------       ---------       --------
                                     $175,958    $249,905       $10,895       $(140,667)      $296,091
                                     ========    ========       =======       =========       ========


LIABILITIES AND STOCKHOLDERS'
  EQUITY:
Accounts payable and accrued
  expenses.........................  $  7,490    $ 26,380       $ 1,759       $      --       $ 35,629
Current portion of long-term
  debt.............................        13       3,681           624              --          4,318
Other current liabilities..........        --         458            --              --            458
                                     --------    --------       -------       ---------       --------
  Total current liabilities........     7,503      30,519         2,383              --         40,405
Long-term debt, net of current
  portion..........................   171,567       1,090         1,254              --        173,911
Other noncurrent liabilities.......   (71,479)     86,445        (2,898)             --         12,068
Minority interests.................        --          --         1,340              --          1,340
Stockholders' equity...............    68,367     131,851         8,816        (140,667)        68,367
                                     --------    --------       -------       ---------       --------
                                     $179,958    $249,905       $10,895       $(140,667)      $296,091
                                     ========    ========       =======       =========       ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                      PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ----------   -------------   ------------   ------------
Service Fee Revenue................  $     --    $230,988       $15,699         $   --        $246,687
Costs and expenses:
  Salaries and benefits............        --      64,370         2,197             --          66,567
  Field supplies...................        --      12,378           887             --          13,265
  Field rent and lease expense.....        --      28,260         1,931             --          30,191
  Other field expenses.............        --      40,763         5,108             --          45,871
  Bad debt expense.................        --      34,389            --             --          34,389
  Merger related costs.............     1,772          --            --             --           1,772
  Corporate general and
     administrative................    10,571          --            --             --          10,571
  Depreciation and amortization....     1,806      19,498           814             --          22,118
  Interest expense, net............    13,095       4,833           108             --          18,036
                                     --------    --------       -------         ------        --------
          Total costs and
            expenses...............    27,244     204,491        11,045             --         242,780
                                     --------    --------       -------         ------        --------
Income (loss) before income taxes,
  minority interest in consolidated
  subsidiaries and equity in
  earnings of investments..........   (27,244)     26,497         4,654             --           3,907
Equity in earnings of
  investments......................        --       4,274            --             --           4,274
Minority interests in consolidated
  subsidiaries.....................        --          --          (948)            --            (948)
                                     --------    --------       -------         ------        --------
Income (loss) before income
  taxes............................   (27,244)     30,771         3,706             --           7,233
Income tax expense (benefit).......   (10,891)     12,309         1,482             --           2,900
                                     --------    --------       -------         ------        --------
  Net income (loss)................  $(16,353)   $ 18,462       $ 2,224         $   --        $  4,333
                                     ========    ========       =======         ======        ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                      PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ----------   -------------   ------------   ------------
Service Fee Revenue................  $     --    $256,227       $20,423         $   --        $276,650
Costs and expenses:
  Salaries and benefits............        --      73,127         2,540             --          75,667
  Field supplies...................        --      15,238         1,276             --          16,514
  Field rent and lease expense.....        --      32,043         2,335             --          34,378
  Other field expenses.............        --      41,349         5,990             --          47,339
  Bad debt expense.................        --      24,145         1,537             --          25,682
  Merger related costs.............     1,000          --            --             --           1,000
  Supplemental incentive
     compensation..................       615          --            --             --             615
  Corporate general and
     administrative................    13,855          --            --             --          13,855
  Loss on early extinguishment of
     debt..........................     4,730          --            --             --           4,730
                                     --------    --------       -------         ------        --------
  Depreciation and amortization....     2,938      19,795           771             --          23,504
  Interest expense, net............    11,158       4,235           147             --          15,540
                                     --------    --------       -------         ------        --------
          Total costs and
            expenses...............    34,296     209,932        14,596             --         258,824
                                     --------    --------       -------         ------        --------
Income (loss) before income taxes,
  minority interest in consolidated
  subsidiaries and equity in
  earnings of investments..........   (34,296)     46,295         5,827             --          17,826
Equity in earnings of
  investments......................        --       5,017            --             --           5,017
Non-operating income...............     1,300          --            --             --           1,300
Minority interests in consolidated
  subsidiaries.....................        --          --        (1,092)            --          (1,092)
                                     --------    --------       -------         ------        --------
Income (loss) before income
  taxes............................   (32,996)     51,312         4,735             --          23,051
Income tax expense (benefit).......   (13,199)     20,525         1,894             --           9,220
                                     --------    --------       -------         ------        --------
  Net income (loss)................  $(19,797)   $ 30,787       $ 2,841         $   --        $ 13,831
                                     ========    ========       =======         ======        ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                      PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ----------   -------------   ------------   ------------
Service Fee Revenue................  $     --    $262,432       $21,457         $   --        $283,889
Costs and expenses:
  Salaries and benefits............        --      81,014         2,972             --          83,986
  Field supplies...................        --      16,380         1,113             --          17,493
  Field rent and lease expense.....        --      30,833         2,034             --          32,867
  Other field expenses.............      (180)     40,559         6,548             --          46,927
  Bad debt expense.................        --      22,877         1,513             --          24,390
  Severance and other related
     costs.........................       978          --            --             --             978
  Corporate general and
     administrative................    14,674          --            --             --          14,674
  Impairment charge on long-lived
     assets........................        --       2,700            --             --           2,700
  Depreciation and amortization....     2,827      22,636         1,009             --          26,472
  Interest expense, net............    13,826       4,797           235             --          18,858
                                     --------    --------       -------         ------        --------
          Total costs and
            expenses...............    32,125     221,796        15,424             --         269,345
                                     --------    --------       -------         ------        --------
Income (loss) before income taxes,
  minority interest in consolidated
  subsidiaries and equity in
  earnings of investments..........   (32,125)     40,636         6,033             --          14,544
Equity in earnings of
  investments......................        --       4,568            --             --           4,568
Non-operating income...............        --          --            --             --              --
Minority interests in consolidated
  subsidiaries.....................        --          --        (1,185)            --          (1,185)
                                     --------    --------       -------         ------        --------
Income (loss) before income
  taxes............................   (32,125)     45,204         4,848             --          17,927
Income tax expense (benefit).......   (12,850)     18,082         1,939             --           7,171
                                     --------    --------       -------         ------        --------
  Net income (loss)................  $(19,275)   $ 27,122       $ 2,909         $   --        $ 10,756
                                     ========    ========       =======         ======        ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                      SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                            PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           --------   ----------   -------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.............................  $(14,537)   $23,268        $ 4,594         $   --        $ 13,325
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment....      (731)   (11,983)        (1,288)            --         (14,002)
  Cash paid for acquisitions.............        --    (10,125)            --             --         (10,125)
  Joint ventures.........................        --      1,211             --             --           1,211
  Other items............................    (4,773)     5,257           (628)            --            (144)
                                           --------    -------        -------         ------        --------
     Net cash used in investing
       activities........................    (5,504)   (15,640)        (1,916)            --         (23,060)
                                           --------    -------        -------         ------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
     debt, net...........................    15,694     (6,286)           180             --           9,588
  Due to/from parent/subsidiaries........     5,522     (2,756)        (2,766)            --              --
  Other items............................        --       (556)            21             --            (535)
                                           --------    -------        -------         ------        --------
     Net cash provided by (used in)
       financing activities..............    21,216     (9,598)        (2,565)            --           9,053
                                           --------    -------        -------         ------        --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS............................     1,175     (1,970)           113             --            (682)
CASH AND CASH EQUIVALENTS, beginning of
  period.................................      (234)     2,161          2,375             --           4,302
                                           --------    -------        -------         ------        --------
CASH AND CASH EQUIVALENTS, end of
  period.................................  $    941    $   191        $ 2,488         $   --        $  3,620
                                           ========    =======        =======         ======        ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                      PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ----------   -------------   ------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES.............  $ (3,145)   $ 35,448       $ 8,713         $   --        $ 41,016
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and
     equipment.....................    (1,699)     (3,755)       (1,730)            --          (7,184)
  Buy out of operating leases......        --     (13,910)           --             --         (13,910)
  Cash paid for acquisitions.......        --        (906)           --             --            (906)
  Joint ventures...................        --       3,951            --             --           3,951
  Other items......................       293        (316)       (1,032)            --          (1,055)
                                     --------    --------       -------         ------        --------
     Net cash used in investing
       activities..................    (1,406)    (14,936)       (2,762)            --         (19,104)
                                     --------    --------       -------         ------        --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:......................                                                                 --
  Proceeds from issuance of
     long-term debt, net...........     6,943      (7,513)         (719)            --          (1,289)
  Due to/from
     parent/subsidiaries...........    20,811     (17,116)       (3,695)            --              --
  Other items......................   (16,474)      2,973            19             --         (13,482)
                                     --------    --------       -------         ------        --------
     Net cash provided by (used in)
       financing activities........    11,280     (21,656)       (4,395)            --         (14,771)
                                     --------    --------       -------         ------        --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................     6,729      (1,144)        1,556             --           7,141
CASH AND CASH EQUIVALENTS,
  beginning of period..............       941         191         2,488             --           3,620
                                     --------    --------       -------         ------        --------
CASH AND CASH EQUIVALENTS, end of
  period...........................  $  7,670    $   (953)      $ 4,044         $   --        $ 10,761
                                     ========    ========       =======         ======        ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                      SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                            PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           --------   ----------   -------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.............................  $(10,981)   $ 54,387       $ 2,122         $   --        $ 45,528
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment....    (3,187)    (23,217)         (396)            --         (26,800)
  Cash paid for acquisitions.............        --          --            --             --              --
  Joint ventures.........................        --       1,943            --             --           1,943
  Other items............................    (3,988)     (1,614)         (761)            --          (6,363)
                                           --------    --------       -------         ------        --------
     Net cash used in investing
       activities........................    (7,175)    (22,888)       (1,157)            --         (31,220)
                                           --------    --------       -------         ------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:....                                                                 --
  Proceeds from issuance of long-term
     debt, net...........................    (4,069)     (2,948)          486             --          (6,531)
  Due to/from parent/subsidiaries........    27,007     (25,249)       (1,758)            --              --
  Other items............................     3,323      (2,730)           22             --             615
                                           --------    --------       -------         ------        --------
     Net cash provided by (used in)
       financing activities..............    26,261     (30,927)       (1,250)            --          (5,916)
                                           --------    --------       -------         ------        --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS............................     8,105         572          (285)            --           8,392
CASH AND CASH EQUIVALENTS, beginning of
  period.................................     7,670        (953)        4,044             --          10,761
                                           --------    --------       -------         ------        --------
CASH AND CASH EQUIVALENTS, end of
  period.................................  $ 15,775    $   (381)      $ 3,759         $   --        $ 19,153
                                           ========    ========       =======         ======        ========

                       RADIOLOGIX, INC. AND SUBSIDIARIES

17.  UNAUDITED QUARTERLY FINANCIAL DATA

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

                                       2001 QUARTER ENDED                           2002 QUARTER ENDED
                          --------------------------------------------   -----------------------------------------
                          MAR. 31   JUNE 30   SEPT. 30(A)   DEC. 31(B)   MAR. 31   JUNE 30   SEPT. 30   DEC. 31(C)
                          -------   -------   -----------   ----------   -------   -------   --------   ----------
Service fee revenue.....  $65,911   $68,236     $69,175      $73,328     $72,722   $73,359   $71,275     $66,533
Income (loss) before
  income taxes..........    5,830     6,586       6,305        4,730       7,381     7,954     5,319      (2,737)
Net income (loss).......  $ 3,498   $ 3,952     $ 3,782      $ 2,599     $ 4,429   $ 4,772   $ 3,191     $(1,636)
Net Income (Loss) Per
  Share:
  Basic.................  $  0.18   $  0.20     $  0.19      $  0.13     $  0.22   $  0.23   $  0.15     $ (0.08)
  Diluted...............  $  0.17   $  0.19     $  0.18      $  0.12     $  0.20   $  0.21   $  0.14     $ (0.08)

---------------

(d) Net income for the quarter ended September 30, 2001 includes $600,000 net of tax benefit in merger related costs. See Note 12 to consolidated financial statements.

(e) Net income for the quarter ended December 31, 2001 includes $369,000 net of tax benefit in supplemental incentive compensation in connection with our senior notes offering and $780,000 net of tax of non-operating income as partial consideration for early termination of management services provided at certain imaging sites not owned or operated by Radiologix. In addition, net income for the quarter ended December 31, 2001 includes a $2.8 million net of tax benefit loss on early extinguishment of debt. See Notes 5 and 12 to consolidated financial statements.

(f) Net income for the quarter ended December 31, 2002 includes $587,000, net of tax benefit in severance and other related costs and a $1.6 million net of tax benefit impairment charge on long-lived assets. See Notes 2 and 12 to consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Ernst & Young LLP served as the Company's independent auditors for 2002.

     From the Company's inception through 2001, Arthur Andersen LLP served as the Company's independent public accountants. As a result of the uncertain future of this firm resulting from its indictment by the United States Department of Justice following the bankruptcy of Enron Corp., Radiologix released it from future service to the Company effective April 22, 2002. Arthur Andersen LLP's report on the Company's financial statements never contained an adverse opinion or disclaimer of opinion, nor was it ever qualified or modified as to uncertainty, audit scope, or accounting principles. Radiologix and Arthur Andersen LLP never had any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company's Audit Committee recommended and approved the decision to release Arthur Andersen LLP.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Items 401 and 405 of Regulation S-K is contained under the caption "Directors and Executive Officers" in the registrant's proxy statement for the 2003 annual meeting of stockholders and is incorporated here by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is contained under the caption "Executive Compensation" in the registrant's proxy statement for the 2003 annual meeting of stockholders and is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table presents certain information as of December 31, 2002 regarding compensation plans under which Radiologix common stock is authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                               WEIGHTED-AVERAGE
                                 NUMBER OF SECURITIES TO BE    EXERCISE PRICE OF      NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF         OUTSTANDING        REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS,       OPTIONS, WARRANTS      FUTURE ISSUANCE UNDER
PLAN CATEGORY                       WARRANTS AND RIGHTS           AND RIGHTS        EQUITY COMPENSATION PLANS
-------------                    --------------------------   -------------------   -------------------------
Equity compensation plans
  approved by security
  holders......................          2,732,710                   $7.57                  1,267,290
Equity compensation plans not
  approved by security
  holders......................                 --                      --                         --
                                         ---------                   -----                  ---------
Total..........................          2,732,710                   $7.57                  1,267,290
                                         =========                   =====                  =========

     The information required by Item 403 of Regulation S-K is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Radiologix's proxy statement for the 2003 annual meeting of its stockholders and is incorporated here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is contained under the caption "Certain Transactions" in the registrant's proxy statement for the 2003 annual meeting of stockholders and is incorporated here by reference.

ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report

          1. The list of financial statements and financial statement schedules filed as part of this report is incorporated here by reference to Item 8. Financial Statements and Supplementary Data, "Index to Consolidated Financial Statements."

          2. Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2000, 2001 and 2002 is included herewith.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3. The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

     (b) Reports on Form 8-K

          The registrant did not file any Current Reports on Form 8-K during the last quarter of 2002.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Radiologix has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

                                          RADIOLOGIX, INC.

                                          By:    /s/ STEPHEN D. LINEHAN
                                            ------------------------------------
                                                    Stephen D. Linehan
                                          President and Chief Executive Officer

                               POWER OF ATTORNEY

     Each individual whose signature appears below constitutes and appoints Stephen D. Linehan and Paul M. Jolas, and each of them, such person's true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ STEPHEN D. LINEHAN                 Chief Executive Officer, President   March 27, 2003
 ------------------------------------------------    and Director (Principal Executive
                Stephen D. Linehan                                Officer)


                /s/ SAMI S. ABBASI                      Chief Financial Officer and       March 27, 2003
 ------------------------------------------------         Executive Vice President
                  Sami S. Abbasi                       (Principal Accounting Officer)


              /s/ MARVIN S. CALDWELL                 Chairman of the Board and Director   March 27, 2003
 ------------------------------------------------
                Marvin S. Caldwell


               /s/ PAUL D. FARRELL                                Director                March 27, 2003
 ------------------------------------------------
                 Paul D. Farrell


               /s/ JOSEPH C. MELLO                                Director                March 27, 2003
 ------------------------------------------------
                 Joseph C. Mello


           /s/ DERACE L. SCHAFFER, M.D.                           Director                March 27, 2003
 ------------------------------------------------
             Derace L. Schaffer, M.D.


           /s/ MICHAEL L. SHERMAN, M.D.                           Director                March 27, 2003
 ------------------------------------------------
             Michael L. Sherman, M.D.

                                CERTIFICATION OF
                            CHIEF EXECUTIVE OFFICER

I, Stephen D. Linehan, certify that:

     1. I have reviewed this annual report on Form 10-K of Radiologix, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:    /s/ STEPHEN D. LINEHAN
                                            ------------------------------------
                                                     Stephen D. Linehan
                                                Chief Executive Officer and
                                                          President

Date: March 27, 2003

                                CERTIFICATION OF
                            CHIEF FINANCIAL OFFICER

I, Sami S. Abbasi, certify that:

     1. I have reviewed this annual report on Form 10-K of Radiologix, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ SAMI S. ABBASI
                                            ------------------------------------
                                                       Sami S. Abbasi
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: March 27, 2003

                                  SCHEDULE II
                                RADIOLOGIX, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                               BALANCE AT                                   BALANCE AT
                                               BEGINNING                                       END
DESCRIPTION                                    OF PERIOD    PROVISION   OTHER   WRITEOFFS   OF PERIOD
-----------                                    ----------   ---------   -----   ---------   ----------
                                                               (DOLLARS IN THOUSANDS)
ALLOWANCE FOR BAD DEBTS
For the Year Ended December 31, 2000.........   $26,976      $34,389      --    $(23,264)    $38,101
For the Year Ended December 31, 2001.........   $38,101      $25,682      --    $(39,664)    $24,119
For the Year Ended December 31, 2002.........   $24,119      $24,390      --    $(25,047)    $23,462

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                               DESCRIPTION
  -------                               -----------
    3.1         Restated Certificate of Incorporation of American Physician
                Partners, Inc.***
    3.2         Amended and Restated Bylaws of American Physician Partners,
                Inc.***
    3.3         Amendment to Restated Certificate of Incorporation of
                American Physician Partners, Inc. (Incorporated by reference to Exhibit 3.3 to the registrant's Form 10-Q for the quarter ended June 30, 1999).
    3.4         Amendment to Restated Bylaws of American Physician Partners,
                Inc. (Incorporated by reference to Exhibit 3.4 to the
                registrant's Form 10-Q for the quarter ended June 30, 1999).
    4.1         Form of certificate evidencing ownership of Common Stock of
                American Physician Partners, Inc.**
    4.2         Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital
                Partners SBIC, L.P.@ (see Exhibit 4.1 thereof).
    4.3         Convertible Junior Subordinated Promissory Note dated August
                1, 1999 issued to BT Capital Partners SBIC, L.P.@ (see
                Exhibit 4.2 thereof).
    4.4         Indenture dated as of December 12, 2001, among Radiologix,
                Inc., as Issuer, its subsidiaries identified in the
                Indenture, as Guarantors, and U.S. Bank, N.A., as Trustee,
                with respect to $160 Million 10 1/2% Senior Notes due
                December 15, 2008. (Incorporated by reference to the
                registrant's report on Form 10-K for the year ended December
                31, 2001)
    4.5         Registration Rights Agreement dated December 12, 2001, among
                Radiologix, Inc., as Issuer, its subsidiaries identified in the Registration Rights Agreement, as Guarantors, and
                Jefferies & Company, Inc. and Deutsche Banc Alex. Brown
                Inc., as Initial Purchasers, with respect to $160 Million
                10 1/2% Senior Notes due December 15, 2008. (Incorporated by
                referenced to the registrant's report on Form 10-K for the year ended December 31, 2001).
   10.1(M)      American Physician Partners, Inc. 1996 Stock Option Plan.**
   10.2         Amended and Restated Credit Agreement dated December 12,
                2001, among Radiologix, Inc., as Borrower, the Signatory
                Lenders, and General Electric Capital Corporation, as Agent
                and Lender. (Incorporated by referenced to the registrant's report on Form 10-K for the year ended December 31, 2001).
   10.3(M)      Employment Agreement between American Physician Partners,
                Inc. and Mark S. Martin.**
   10.4(M)      Employment Agreement between American Physician Partners,
                Inc. and Paul M. Jolas.**
   10.5(M)      Form of Indemnification Agreement for certain Directors and
                Officers.***
   10.6         Amended and Restated Service Agreement among Radiologix,
                Inc., Advanced Imaging Partners, Inc., and Advanced
                Radiology, P.A., dated as of July 1, 2002. (Incorporated by referenced to the same numbered exhibit to the registrant's report on Form 10-Q for the quarter ended June 30, 2002).
   10.7         Amended and Restated Service Agreement among Radiologix,
                Inc., Ide Imaging Partners, Inc., and The Ide Group, P.C.,
                dated as of July 1, 2002. (Incorporated by referenced to the same numbered exhibit to the registrant's report on Form
                10-Q for the quarter ended June 30, 2002).
   10.8         Service Agreement dated November 26, 1997, by and among
                American Physician Partners, Inc., M & S X-Ray Associates,
                P.A. and M&S Imaging Associates, P.A.**
   10.9         Amended and Restated Service Agreement among Radiologix,
                Inc., Mid Rockland Imaging Partners, Inc., and Hudson Valley
                Radiology Associates, P.L.L.C., dated as of July 1, 2002.
                (Incorporated by referenced to the same numbered exhibit to the registrant's report on Form 10-Q for the quarter ended
                June 30, 2002).
   10.10        Service Agreement dated November, by and among American
                Physician Partners, Inc., Advanced Imaging of Orange County,
                P.C. and The Greater Rockland Radiological Group, P.C.**
   10.11        Service Agreement dated November 26, 1997, by and among
                American Physician Partners, Inc., Central Imaging
                Associates, P.C. and The Greater Rockland Radiological
                Group, P.C.**

  EXHIBIT
   NUMBER                               DESCRIPTION
  -------                               -----------
   10.12        Service Agreement dated November 26, 1997, by and among
                American Physician Partners, Inc., Nyack Magnetic Resonance
                Imaging, P.C. and The Greater Rockland Radiological Group,
                P.C.**
   10.13        Service Agreement dated November 26, 1997, by and among
                American Physician Partners, Inc., Pelham Imaging
                Associates, P.C. and The Greater Rockland Radiological
                Group, P.C.**
   10.14        Service Agreement dated November 26, 1997, by and among
                American Physician Partners, Inc., Women's Imaging
                Consultants, P.C. and The Greater Rockland Radiological
                Group, P.C.**
   10.15        Amended and Restated Service Agreement among Radiologix,
                Inc., Radiology and Nuclear Medicine Partners, Inc., and
                Radiology and Nuclear Medicine, L.L.C., dated as of July 1,
                2002. (Incorporated by referenced to the same numbered
                exhibit to the registrant's report on Form 10-Q for the
                quarter ended June 30, 2002).
   10.16        Service Agreement dated November 26, 1997, by and among
                American Physician Partners, Inc., APPI-Valley Radiology,
                Inc. and Valley Radiology Medical Associates, Inc.**
   10.17        Service Agreement dated January 1, 1998, by and among
                American Physician Partners, Inc., Community Imaging
                Partners, Inc., Community Radiology Associates, Inc. and
                Drs. Korsower and Pion Radiology, P.A. (Incorporated by
                reference to Exhibit 10.37 to the registrant's Form 10-Q for the quarter ended March 31, 1998).
   10.18        Service Agreement dated April 1, 1998, by and among American
                Physician Partners, Inc., Treasure Coast Imaging Partners,
                Inc. and Radiology Imaging Associates -- Basilico, Gallagher
                & Raffa, M.D., P.A. (Incorporated by reference to Exhibit
                10.38 to the registrant's Form 10-Q for the quarter ended
                June 30, 1998).
   10.19(M)     Employment Agreement between American Physician Partners,
                Inc. and Mark L. Wagar. (Incorporated by reference to
                Exhibit 10.40 to the registrant's Form 10-Q for the quarter ended June 30, 1998).
   10.20        Service Agreement dated September 1, 1998, by and among
                American Physician Partners, Inc., WB&A Imaging Partners,
                Inc. and WB&A Imaging, P.C. (Incorporated by reference to
                Exhibit 10.41 to the registrant's Form 10-Q for the quarter ended September 30, 1998).
   10.21        Office Building Lease Agreement between The Equitable-Nissei
                Dallas Company and Fibreboard Corporation. (Incorporated by
                reference to Exhibit 10.42 to the registrant's Form 10-Q for the quarter ended September 30, 1998).
   10.22(M)     First Amendment to Employment Agreement between American
                Physician Partners, Inc. and Mark L. Wagar.+
   10.23(M)     First Amendment to Employment Agreement between American
                Physician Partners, Inc. and Mark S. Martin.+
   10.24(M)     First Amendment to Employment Agreement between American
                Physician Partners, Inc. and Paul M. Jolas.+
   10.25(M)     Amendment No. 1 to American Physician Partners, Inc. 1996
                Stock Option Plan. (Incorporated by reference to Exhibit
                10.48 to the registrant's Form 10-Q for the quarter ended
                June 30, 1999).
   10.26(M)     Amendment No. 2 of Employment Agreement between Radiologix,
                Inc. and Mark S. Martin. (Incorporated by reference to
                Exhibit 10.49 to the registrant's Form 10-Q for the quarter ended March 31, 2000).
   10.27(M)     Amendment No. 2 of Employment Agreement between Radiologix,
                Inc. and Mark L. Wagar.#
   10.28(M)     Amendment No. 3 of Employment Agreement between Radiologix,
                Inc. and Mark S. Martin.#
   10.29(M)     Amendment No. 2 of Employment Agreement between Radiologix,
                Inc. and Paul M. Jolas.#
   10.30(M)     Resignation Agreement and Release dated December 4, 2002,
                between Radiologix, Inc. and Mark L. Wagar.*
   10.31(M)     Consulting Agreement dated December 4, 2002, between
                Radiologix, Inc. and Mark L. Wagar.*
   10.32        Assignment and Assumption Agreement dated March 2001, by and between Fibreboard Corporation and Radiologix, Inc.
                (Incorporated by reference to the Registrant's Registration
                Statement No. 333-45790 on Form S-4).

  EXHIBIT
   NUMBER                               DESCRIPTION
  -------                               -----------
   10.33(M)     Employment Agreement between Radiologix, Inc. and Sami S.
                Abbasi dated as of December 13, 2000 (Incorporated by
                reference to the Registrant's Registration Statement No.
                333-45790 on Form S-4).
   10.34(M)     Amendment No. 3 of Employment Agreement between Radiologix,
                Inc. and Paul M. Jolas. (Incorporated by reference to the
                Registrant's Registration Statement No. 333-45790 on Form
                S-4).
   10.35        Service Agreement dated November 26, 1997, by and among
                American Physician Partners, Inc., APPI-Pacific Imaging Inc.
                and PIC Medical Group, Inc.**
   10.36(M)     Amendment Number 3 to Employment Agreement between
                Radiologix, Inc. and Mark L. Wagar dated as of February 11,
                2002. (Incorporated by reference to the same numbered
                exhibit to the registrant's report on Form 10-Q for the
                quarter ended March 31, 2002.)
   10.37(M)     Amendment Number 4 to Employment Agreement between
                Radiologix, Inc. and Mark S. Martin dated as of February 11,
                2002. (Incorporated by reference to the same numbered
                exhibit to the registrant's report on Form 10-Q for the
                quarter ended March 31, 2002.)
   10.38(M)     Amendment Number 1 to Employment Agreement between
                Radiologix, Inc. and Sami S. Abbasi dated as of February 11,
                2002. (Incorporated by reference to the same numbered
                exhibit to the registrant's report on Form 10-Q for the
                quarter ended March 31, 2002.)
   10.39(M)     Amendment Number 4 to Employment Agreement between
                Radiologix, Inc. and Paul M. Jolas dated as of February 11,
                2002. (Incorporated by reference to the same numbered
                exhibit to the registrant's report on Form 10-Q for the
                quarter ended March 31, 2002.)
   10.40(M)     Employment Agreement dated February 6, 2003, between
                Radiologix, Inc and Stephen D. Linehan.*
   21.1         Subsidiaries.*
   23.1         Consent of Ernst & Young LLP.*
   24.1         Power of Attorney (contained on the signature page of this
                Form 10-K).*
   99.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                Stephen D. Linehan.*
   99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                Sami S. Abbasi.*

---------------

  * Filed herewith.

  (M) Management contract or compensatory plan.

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