Form 10-Q
period 2003-03-31
RADIOLOGIX INC
filed 2003-05-15
CIK 1031329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                Outstanding at May 14, 2003
----------------------------------------        -------------------------------
   COMMON STOCK, $0.0001 PAR VALUE                    21,695,153 SHARES


================================================================================

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX


FORM 10-Q ITEM                                                                                                 PAGE
--------------                                                                                                 ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2002 (Audited) and
                  March 31, 2003 (Unaudited)..................................................................   1

                  Consolidated Statements of Operations (Unaudited) for the three months
                  ended March 31, 2002 and 2003...............................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the three months
                  ended March 31, 2002 and 2003...............................................................   3

                  Notes to Consolidated Financial Statements (Unaudited)......................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......  21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  28

         Item 4.  Controls and Procedures.....................................................................  28

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................................................  29

SIGNATURES....................................................................................................  30

CERTIFICATIONS................................................................................................  31

INDEX TO EXHIBITS.............................................................................................  33

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                              ASSETS

                                                                                     DECEMBER 31,        MARCH 31,
CURRENT ASSETS:                                                                          2002              2003
                                                                                     ------------      ------------
                                                                                                        (unaudited)
  Cash and cash equivalents ....................................................     $     19,153      $     13,003
  Accounts receivable, net of allowances .......................................           69,377            70,593
  Due from affiliates ..........................................................            5,100             7,495
  Other current assets .........................................................            7,225             7,605
                                                                                     ------------      ------------
          Total current assets .................................................          100,855            98,696
PROPERTY AND EQUIPMENT, net ....................................................           62,103            64,593
INVESTMENTS IN JOINT VENTURES ..................................................           10,149            11,113
GOODWILL .......................................................................           28,510            21,610
INTANGIBLE ASSETS, net .........................................................           72,151            71,198
DEFERRED FINANCING COSTS, net ..................................................            9,719             9,316
OTHER ASSETS ...................................................................           12,604             9,513
                                                                                     ------------      ------------
          Total assets .........................................................     $    296,091      $    286,039
                                                                                     ============      ============
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses ........................................     $     19,145      $     17,548
  Accrued physician retention ..................................................            8,216             8,987
  Accrued salaries and benefits ................................................            8,268             7,687
  Current portion of long-term debt ............................................              266               266
  Current portion of capital lease obligations .................................            4,052             3,798
  Other current liabilities ....................................................              458               456
                                                                                     ------------      ------------
          Total current liabilities ............................................           40,405            38,742
DEFERRED INCOME TAXES ..........................................................            4,200             1,440
LONG-TERM DEBT, net of current portion .........................................          160,412           160,345
CONVERTIBLE DEBT ...............................................................           11,980            11,980
CAPITAL LEASE OBLIGATIONS, net of current portion ..............................            1,519               680
DEFERRED REVENUE ...............................................................            7,721             7,619
OTHER LIABILITIES ..............................................................              147               134
                                                                                     ------------      ------------
          Total liabilities ....................................................          226,384           220,940

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ................................            1,340             1,338
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 10,000,000 shares
    authorized; no shares issued and outstanding ...............................               --                --
  Common stock, $.0001 par value; 50,000,000 shares authorized; 21,695,153
    shares issued and outstanding in 2002 and 2003 .............................                2                 2
  Treasury stock ...............................................................             (180)             (180)
  Additional paid-in capital ...................................................           13,662            13,666
  Retained earnings ............................................................           54,883            50,273
                                                                                     ------------      ------------
          Total stockholders' equity ...........................................           68,367            63,761
                                                                                     ------------      ------------
          Total liabilities and stockholders' equity ...........................     $    296,091      $    286,039
                                                                                     ============      ============

          See accompanying notes to consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                     ------------------------------
                                                                                        2002               2003
                                                                                     ------------      ------------
                                                                                              (UNAUDITED)

SERVICE FEE REVENUE ............................................................     $     70,991      $     64,396
COSTS AND EXPENSES:
  Salaries and benefits ........................................................           20,119            21,308
  Field supplies ...............................................................            4,167             4,128
  Field rent and lease expense .................................................            7,455             8,092
  Other field expenses .........................................................           11,627            10,491
  Bad debt expense .............................................................            5,912             5,550
  Severance and other related costs ............................................               --               969
  Corporate general and administrative .........................................            3,905             3,641
  Depreciation and amortization ................................................            6,098             6,870
  Interest expense, net ........................................................            4,861             4,676
                                                                                     ------------      ------------
      Total costs and expenses .................................................           64,144            65,725
                                                                                     ------------      ------------

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF INVESTMENTS,
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES, INCOME TAXES
AND DISCONTINUED OPERATIONS ....................................................            6,847            (1,329)

Equity In Earnings of Investments ..............................................            1,121             1,198

Minority Interests In Income of Consolidated Subsidiaries ......................             (361)             (199)
                                                                                     ------------      ------------

INCOME (LOSS) BEFORE TAXES AND
DISCONTINUED OPERATIONS ........................................................            7,607              (330)

  Income Tax Expense (Benefit) .................................................            3,042              (132)
                                                                                     ------------      ------------
  INCOME (LOSS) FROM CONTINUING OPERATIONS .....................................            4,565              (198)

Discontinued Operations:
  Loss from discontinued operations ............................................             (226)           (7,353)
  Income tax benefit ...........................................................              (90)           (2,941)
                                                                                     ------------      ------------
      Loss from discontinued operations ........................................             (136)           (4,412)

                                                                                     ------------      ------------
NET INCOME (LOSS) ..............................................................     $      4,429      $     (4,610)
                                                                                     ============      ============

EARNINGS (LOSS) PER COMMON SHARE
  Income (loss) from continuing operations - basic .............................     $       0.23      $      (0.01)
  Loss from discontinued operations - basic ....................................     $      (0.01)     $      (0.20)
                                                                                     ------------      ------------
      Net income (loss) - basic ................................................     $       0.22      $      (0.21)

  Income (loss) from continuing operations - diluted ...........................     $       0.20      $      (0.01)
  Loss from discontinued operations - diluted ..................................     $         --      $      (0.20)
                                                                                     ------------      ------------
      Net income (loss) - diluted ..............................................     $       0.20      $      (0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic ........................................................................       20,023,179        21,695,153
  Diluted ......................................................................       23,966,896        21,751,225


     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                           ------------------------------
                                                                              2002               2003
                                                                           ------------      ------------
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................................     $      4,429      $     (4,610)
                                                                           ------------      ------------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Minority interests ..............................................              361               199
     Depreciation and amortization ...................................            6,206             6,891
     Equity in earnings of investments ...............................           (1,121)           (1,198)
     Write-down of goodwill included in discontinued operations ......               --             6,900
     Deferred revenue ................................................               --              (102)
     Non-cash income from receipt of treasury stock ..................             (180)               --
     Changes in operating assets and liabilities:
       Accounts receivable, net ......................................           (2,695)           (1,217)
       Other receivables and current assets ..........................            3,114            (1,721)
       Accounts payable and accrued expenses .........................              681            (4,181)
                                                                           ------------      ------------
         Net cash provided by operating activities ...................           10,795               961
                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ................................           (2,987)           (8,041)
  Contributions to joint ventures ....................................             (282)             (200)
  Distributions from joint ventures ..................................              219               235
  Other investments ..................................................              845             2,053
                                                                           ------------      ------------
     Net cash used in investing activities ...........................           (2,205)           (5,953)
                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt .........................................           (1,738)           (1,161)
  Financing costs ....................................................             (182)               --
  Proceeds from exercise of stock options ............................               41                --
  Other items ........................................................               --                 3
                                                                           ------------      ------------
     Net cash used in financing activities ...........................           (1,879)           (1,158)
                                                                           ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ........................................................            6,711            (6,150)
CASH AND CASH EQUIVALENTS, beginning of period .......................           10,761            19,153
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, end of period .............................     $     17,472      $     13,003
                                                                           ============      ============


     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

1.   DESCRIPTION OF BUSINESS

     Radiologix, Inc. (together with its subsidiaries referred to as "Radiologix", the "Company" "we" or "us"), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. Radiologix operates 117 diagnostic imaging centers, including seven imaging centers that are included in discontinued operations in the accompanying financial statements, located in 17 states, with a concentration of diagnostic imaging centers in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia. Radiologix offers multi-modality imaging services at 64 of its diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

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

     Radiologix has two models by which it contracts with radiology practices: a comprehensive services model and a technical services model. Under the comprehensive services model, the Company enters into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of Radiologix's diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group's professional revenue, including revenue derived from outside of our diagnostic imaging centers.

     Under the technical services model, the Company enters into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and pays them a fee based on cash collections from reimbursements for imaging procedures. In both the comprehensive services and technical services models, the Company owns the diagnostic imaging assets and, therefore, receives 100% of the technical reimbursements associated with imaging procedures. Additionally, in most instances, both the comprehensive services and the technical services models contemplate an incentive technical bonus for the radiology group if the net technical income exceeds specified thresholds. The service agreements generally cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. Two physicians of two of the contracted radiology practices are members of the board of directors of the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    This quarterly report for Radiologix supplements our annual report to security holders for the fiscal year ended December 31, 2002. As permitted by the Securities Exchange Commission for interim reporting, we have omitted certain footnotes and disclosures that substantially duplicate those in the annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature, other than those adjustments related to severance costs and discontinued operations which are discussed separately in Notes 2 and 5. Interim results are not necessarily indicative of the results that may be expected for the year. For further information refer to the audited consolidated financial statements and footnotes included in our annual report to security holders for the year ended December 31, 2002.

    The consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in entities that the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

    Certain prior-year balances in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation of financial information. These reclassifications have no impact on total assets, liabilities, shareholder's equity, net income, or cash flows.

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

Impairment of Long-Lived Assets

    We have identified seven imaging centers that have been designated for sale or closure over the next 12 months. These imaging centers do not represent centers around which we can build a market concentration. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the financial results from these seven imaging centers are reported in discontinued operations for the three months ended March 31, 2002 and 2003. The three months ended March 31, 2003 includes a $6.9 million pre-tax charge to write down the related goodwill of these centers. For the three months ended March 31, 2002, the consolidated statement of income in the accompanying financial statements has been restated to reflect the results of operations for the seven imaging centers as discontinued operations.

Goodwill and Intangible Assets

    The value of intangible assets (consisting primarily of service agreements and goodwill) is stated at the lower of cost or fair value.

    At March 31, 2003, the Company has $21.6 million of goodwill related to the acquired intangible assets of our Questar operations. During the first quarter of 2003, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" we performed the initial impairment test of our Questar operations. We engaged an independent third party valuation specialist to determine the fair value of these operations. Their preliminary valuation was completed in the first quarter 2003 and indicated that the fair value of the Questar operations exceeded the carrying value after considering the write-down of goodwill and consequently, no impairment was recorded.

    The intangible asset related to a service agreement is recorded on the date of acquisition, and represents the difference between the cost of purchasing the right to manage a radiology practice and the net assets acquired. Under the initial 40-year term of the agreements, the contracted radiology practices have agreed to provide medical services to facilities managed by Radiologix. In the event a contracted radiology practice breaches the service agreement, or if Radiologix terminates with cause, the contracted radiology practice is required to purchase all related tangible and intangible assets, including the unamortized portion of the service agreement intangible asset, at the then net book value. The Company's service agreements, included in the consolidated balance sheets as intangible assets, net, are not considered to have an indefinite useful life and will continue to be amortized over a useful life of 25 years. In connection with the restructuring of certain management agreements during 2002, $6.0 million has been capitalized as an addition to service agreements. Accumulated amortization of intangible assets at March 31, 2002 and 2003 amounted to $12.2 and $15.7 million, respectively. Amortization expense for the three months ending March 31, 2002 and 2003 equated to $841,000 and $953,000, respectively. We expect amortization expense to approximate $19.1 million over the next five years.

     We regularly evaluate the carrying value of our finite lived intangible assets in light of any events or circumstances that may indicate that the carrying amount or amortization period should be adjusted. As of March 31, 2003, we do not believe there are any indicators that the carrying values or the useful lives of these assets need to be adjusted.

Stock-Based Awards

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") fair value of accounting for stock-based employee compensation. It also requires certain disclosure in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. We do not recognize compensation expense for our stock option grants, which are issued at fair value at the date of grant. During the three months ended March 31, 2003, 500,000 options were issued which vest based on the Company's common stock exceeding various stock closing sales prices for 20 consecutive days. None of these options vested during the three months ended March 31, 2003. Due to the volatility of the Company's most recent stock prices, the Company was not able to estimate the fair value of the 500,000 options vesting at a determined sales price and therefore, did not recognize compensation expense. The Company has not adopted fair value accounting for its employee stock options.

     The Company currently accounts for its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company accounts for stock-based compensation of non-employees under the provisions of SFAS No.
123. The Company did not have any stock-based compensation to non-employees during 2002 and 2003.

     SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The effects of applying SFAS No. 123 during the three months ended March 31, 2002 and 2003 are as follows (in thousands, except per share amounts):



                                                                          2002              2003
                                                                      ------------      ------------

Income (loss) from continuing operations ........................     $      4,565      $       (198)
Loss from discontinued operations, net of tax
    benefit .....................................................             (136)           (4,412)
                                                                      ------------      ------------
  Net income (loss) .............................................     $      4,429      $     (4,610)
  Deduct:  Total stock-based compensation expense
    determined under fair value based method for all
    awards, net of related tax effects ..........................             (396)             (521)
                                                                      ------------      ------------
  Pro forma net income (loss) ...................................     $      4,033      $     (5,131)
                                                                      ============      ============

Earnings (loss) per common share:

  Income (loss) from continuing operations - basic ..............     $       0.23      $      (0.01)
  Loss from discontinued operations - basic .....................     $      (0.01)     $      (0.20)
                                                                      ------------      ------------
  Net income (loss) - basic .....................................     $       0.22      $      (0.21)
  Proforma - basic ..............................................     $       0.20      $      (0.24)

  Income (loss) from continuing operations -
    diluted .....................................................     $       0.20      $      (0.01)
  Loss from discontinued operations - diluted ...................     $         --      $      (0.20)
                                                                      ------------      ------------
  Net income (loss) - diluted ...................................     $       0.20      $      (0.21)
  Proforma - diluted ............................................     $       0.18      $      (0.24)

    The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended March 31, 2002 and 2003, respectively: risk-free interest rate of 5.28% and 3.81%; expected life of 7.19 and 7.40 years; expected volatility of 36.9%, and 54.6%; and dividend yield of zero in 2002 and 2003, respectively. The weighted-average grant-date fair value of new grants during the three months ended March 31, 2002 and 2003 was $10.66 per share, and $1.71 per share, respectively.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

    The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of income had Radiologix met the provisions of EITF 97-2 (in thousands):

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ------------------------------
                                                                2002               2003
                                                            ------------      ------------
Revenue for contracted radiology practices and
   diagnostic imaging centers, net of contractual
   adjustments ........................................     $     97,474      $     89,196
Less: amounts retained by contracted radiology
   practices ..........................................          (26,483)          (24,800)
                                                            ------------      ------------
Service fee revenue ...................................     $     70,991      $     64,396
                                                            ============      ============

    Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practice and diagnostic imaging center based on established charges and reduced by contractual allowances. In addition, bad debt expense related to established charges is recognized as costs and expenses rather than a deduction of net revenue. We use historical collection experience in estimating our contractual allowances and bad debt expense.

    Service fee revenue represents the contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by the contracted radiology practices. The amounts retained by the contracted radiology practices represents amounts paid to the physicians pursuant to the service agreements between Radiologix and the contracted radiology practices. Under the service agreements, the Company provides each contracted radiology practice with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the contracted radiology practice.

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

    Service fee revenue consists of the following (in thousands):

                                                FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                             -----------------------------
                                                 2002              2003
                                             ------------     ------------
Professional component .................     $     14,794     $     11,520
Technical component ....................           56,197           52,876
                                             ------------     ------------
     Service fee revenue ...............     $     70,991     $     64,396
                                             ============     ============

Severance and Other Related Costs

    During the three months ended March 31, 2003, we recorded severance costs of $969,000. These costs include severance incurred in connection with changes in the Company's senior management team and a cost reduction program that resulted in a workforce reduction at the corporate office and among certain field employees. We expect to incur additional severance costs of approximately $750,000 as we move forward with our plans to reduce operating expenses. The following table provides a reconciliation of the beginning and ending liability balances in connection with severance and other related costs recorded in the current and prior periods as of March 31, 2003 (in thousands):

Balance at December 31, 2002              $       773
Expense...............................            969
Cash payment..........................           (741)
                                          -----------
Balance at March 31, 2003.............    $     1,001
                                          ===========

The above liability balances are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

3.  LONG TERM DEBT

Senior Notes

    The Company's $160 million senior notes due December 15, 2008 bear interest at an annual rate of 10 1/2% payable semiannually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The senior notes are unsecured obligations, which rank senior in right of payment to all of our subordinate indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries.

Credit Facility

    At March 31, 2003, no borrowings were outstanding under a credit facility whereby the Company can borrow up to $35 million. Under the credit facility, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). At March 31, 2003, the Company was in compliance with these covenants. Borrowings under the credit facility are secured by all service agreements that the Company is or becomes a party to, a pledge of the stock of the Company's subsidiaries and all of the Company's and its wholly-owned subsidiaries' assets.

Convertible Subordinated Debt

    The Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. If by August 1, 2003, the closing price of Radiologix's common stock has not exceeded $7.52 for 45 of the 60 days of the determination period, the interest rate will be increased to 8.5%.

4.  DEFERRED REVENUE

    In connection with the amendment of a service agreement in July 2002 with one of the contracted radiology practices, we have recorded deferred revenue of $3.3 million in consideration recognized for the amended agreement, which will be amortized over a 20-year period. In December 2002, we amended a service agreement of another contracted radiology practice and recorded deferred revenue of $4.8 million in consideration recognized for the amended agreement. Beginning January 2003, the deferred revenue is being amortized over approximately a 19-year period.

5.  DISCONTINUED OPERATIONS

    We have identified seven imaging centers that have been designated for sale or closure over the next 12 months. These imaging centers do not represent centers around which we can build a market concentration. The seven imaging centers are reported in discontinued operations for the three months ended March 31, 2002 and 2003. The three months ended March 31, 2003 includes a $6.9 million pre-tax charge to write down the related goodwill of these centers.

    Revenues and loss from the discontinued operations were as follows (in thousands):

                                                           2002              2003
                                                       ------------      ------------
Service fee revenues                                   $      1,732      $      1,217
                                                       ------------      ------------
Pre-tax loss from discontinued operations                      (226)           (7,353)
Income tax benefit                                              (90)           (2,941)
                                                       ------------      ------------
Net loss from discontinued operations                  $       (136)     $     (4,412)
                                                       ============      ============

    Assets and liabilities of the discontinued operations were as follows (in thousands):

                                                             2002              2003
                                                       ------------     ------------
Assets                                                 $      8,716     $      1,778
Liabilities                                                   1,495            1,192
                                                       ------------     ------------
Net assets of discontinued operations                  $      7,221     $        586
                                                       ============     ============

6.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible junior subordinated note using the "if converted" method to the extent the securities are not anti-dilutive. For the three months ended March 31, 2003, approximately $145,000 of tax-effected interest savings and 1,593,098 weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period. For the three months ended March 31, 2002, approximately $261,000 of tax-effected interest savings and 2,783,631 weighted average shares related to the convertible junior subordinated note were included in the computation of diluted EPS. For the three months ended March 31, 2002 and 2003, 1,159,546 shares and 56,085 shares, respectively, related to stock options were included in diluted EPS.

7.  SEGMENT REPORTING

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

    The following table summarizes the operating results and assets by the five reportable segments (dollars in thousands):


                                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                         ------------------------------------------------------------------------------------------
                                         Mid-Atlantic    Northeastern     Central         Western
                                           Region(1)      Region(2)      Region(3)       Region(4)      Questar(5)        Total
                                         ------------    ------------   ------------    ------------   ------------    ------------
Service fee revenue                      $     30,275          16,208          8,674           8,605          7,229    $     70,991
Total costs and expenses                 $     22,921          12,630          6,528           7,466          5,866    $     55,411
                                         ------------    ------------   ------------    ------------   ------------    ------------
Income before equity in earnings of
  investments and minority interests
  in consolidated subsidiaries, income
  taxes and discontinued operations      $      7,354           3,578          2,146           1,139          1,363    $     15,580
Equity in earnings of investments        $        866              --            255              --             --    $      1,121
Minority interests in income of
  consolidated subsidiaries              $       (246)             --           (108)             --             (7)   $       (361)
Income before income taxes
  from continuing operations             $      7,974           3,578          2,293           1,139          1,356    $     16,340
Loss from discontinued operations        $         --              --             --              --           (226)   $       (226)
Income before income taxes               $      7,974           3,578          2,293           1,139          1,130    $     16,114

Assets                                   $     63,781          44,326         24,956          21,139         20,996    $    175,198
Purchases of property
   and equipment                         $      1,468           1,586           (464)            208             --    $      2,798


                                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                         ------------------------------------------------------------------------------------------
                                         Mid-Atlantic    Northeastern     Central        Western
                                          Region(1)       Region(2)       Region(3)      Region(4)      Questar(5)        Total
                                         ------------    ------------   ------------    ------------   ------------    ------------
Service fee revenue                      $     27,885          12,834          8,813           9,168          5,696    $     64,396
Total costs and expenses                 $     23,682          11,981          6,897           8,104          5,678    $     56,342
                                         ------------    ------------   ------------    ------------   ------------    ------------
Income before equity in earnings of
  investments and minority interests
  in consolidated subsidiaries, income
  taxes and discontinued operations      $      4,203             853          1,916           1,064             18    $      8,054
Equity in earnings of investments        $        957              --            241              --             --    $      1,198
Minority interests in income of
  consolidated subsidiaries              $       (126)             --           (100)             --             27    $       (199)
Income before income taxes
  from continuing operations             $      5,034             853          2,057           1,064             45    $      9,053
Loss from discontinued operations        $         --              --             --              --         (7,353)   $     (7,353)
Income (loss) before income taxes        $      5,034             853          2,057           1,064         (7,308)   $      1,700

Assets                                   $     79,870          38,795         27,872          24,451         17,357    $    188,345
Purchases of property and
  equipment                              $      3,715           1,023            420             412          2,281    $      7,851

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

    Corporate assets, including intangible assets, as of March 31, 2002 and 2003 were $112,979 and $97,694, respectively.

    The following is a reconciliation of income (loss) before income taxes and purchases of property and equipment by the Company's five reportable segments to the Company's consolidated financial statements for the three months ended March 31, 2002 and 2003 (in thousands):

                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ----------------------------
                                                     2002            2003
                                                 ------------    ------------
Segment income before income taxes               $     16,114    $      1,700
Unallocated amounts:
   Corporate general and administrative                (3,905)         (3,641)
   Corporate severance and other related costs             --            (746)
   Corporate other income                                 180              --
   Corporate depreciation and amortization             (1,383)         (1,582)
   Corporate interest expense                          (3,625)         (3,414)
                                                 ------------    ------------
Consolidated income (loss) before income taxes   $      7,381    $     (7,683)
                                                 ============    ============


                                               FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                              ---------------------------
                                                  2002           2003
                                              ------------   ------------
Purchases of property and equipment
  Segment amounts                             $      2,798   $      7,851
  Corporate amount                                     189            190
                                              ------------   ------------
  Total purchases of property and equipment   $      2,987   $      8,041
                                              ============   ============


8.  JOINT VENTURE FINANCIAL INFORMATION

    The Company has nine unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by the contracted radiology practices in such market area or a radiology practice that participates in the joint venture. The following table is a summary of key financial data for these joint ventures: (in thousands):

                                                   DECEMBER 31,    MARCH 31,
                                                      2002           2003
                                                   ------------   ------------
Current assets .................................   $     18,873   $     20,284
Noncurrent assets ..............................         14,184         15,928
Current liabilities ............................          6,263          6,960
Noncurrent liabilities .........................            653            578

                                                   FOR THE THREE    FOR THE THREE
                                                    MONTHS ENDED    MONTHS ENDED
                                                   MARCH 31, 2002   MARCH 31, 2003
                                                   --------------   --------------
Minority interest ..............................   $        1,121   $        1,198
Net revenue ....................................   $       13,588   $       15,133
Net income .....................................   $        3,329   $        3,664

9.  SUPPLEMENTAL GUARANTOR INFORMATION

    In connection with the senior notes, certain of the Company's subsidiaries ("Subsidiary Guarantors") guaranteed, jointly and severally, the Company's obligation to pay principal and interest on the senior notes on a full and unconditional basis.

    The following supplemental condensed consolidating financial information presents the balance sheets as of December 31, 2002 and March 31, 2003, and the statements of income (loss) and cash flows for the three months ended March 31, 2002 and 2003. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the non-guarantor subsidiaries using the equity method.

    The non-guarantor subsidiaries include Advanced PET Imaging of Maryland, L.P., Lakewood OpenScan MR, LLC, Lexington MR, Ltd., Montgomery Community Magnetic Imaging Center Limited Partnership, Tower OpenScan MRI, and MRI at St. Joseph Medical Center LLC. The Subsidiary Guarantors include all wholly owned subsidiaries of Radiologix, Inc. (the "Parent").

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                              SUBSIDIARY     NON-GUARANTOR                       TOTAL
                                                PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             ------------    ------------    -------------   ------------    ------------
ASSETS:

Cash and cash equivalents ................   $     15,775    $       (381)   $      3,759    $         --    $     19,153
Accounts receivable, net of allowances ...             --          66,190           3,187              --          69,377
Other current assets .....................             82          13,099            (856)             --          12,325
                                             ------------    ------------    ------------    ------------    ------------
          Total current assets ...........         15,857          78,908           6,090              --         100,855
Property and equipment, net ..............          2,314          57,071           2,718              --          62,103
Investment in joint ventures .............        140,667              --              --        (140,667)             --
Goodwill .................................             --          28,510              --              --          28,510
Intangible assets, net ...................             --          70,581           1,570              --          72,151
Other assets .............................         17,120          15,318              34              --          32,472
                                             ------------    ------------    ------------    ------------    ------------
                                             $    175,958    $    250,388    $     10,412    $   (140,667)   $    296,091
                                             ============    ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses ....   $      7,490    $     26,380    $      1,759    $         --          35,629
Current portion of long-term debt ........             13           3,681             624              --           4,318
Other current liabilities ................             --             458              --              --             458
                                             ------------    ------------    ------------    ------------    ------------
          Total current liabilities ......          7,503          30,519           2,383              --          40,405
Long-term debt, net of current portion ...        171,567           1,090           1,254              --         173,911
Other noncurrent liabilities .............        (71,479)         86,638          (3,091)             --          12,068
Minority interests in consolidated
    subsidiaries .........................             --              --           1,340              --           1,340
Stockholders' equity .....................         68,367         132,141           8,526        (140,667)         68,367
                                             ------------    ------------    ------------    ------------    ------------
                                             $    179,958    $    250,388    $     10,412    $   (140,667)   $    296,091
                                             ============    ============    ============    ============    ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

                                 MARCH 31, 2003
                                 (IN THOUSANDS)

                                                               SUBSIDIARY     NON-GUARANTOR                     TOTAL
                                                PARENT         GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              ------------    ------------    -------------   ------------    ------------
ASSETS:

Cash and cash equivalents .................   $     11,131    $       (972)   $      2,844    $         --    $     13,003
Accounts receivable, net of allowances ....             --          67,374           3,219              --          70,593
Other current assets ......................             78          16,181          (1,159)             --          15,100
                                              ------------    ------------    ------------    ------------    ------------
          Total current assets ............         11,209          82,583           4,904              --          98,696
Property and equipment, net ...............          2,163          59,876           2,554              --          64,593
Investment in joint ventures ..............        141,182              --              --        (141,182)             --
Goodwill ..................................             --          21,610              --              --          21,610
Intangible assets, net ....................             --          69,680           1,518              --          71,198
Other assets ..............................         16,625          13,284              33              --          29,942
                                              ------------    ------------    ------------    ------------    ------------
                                              $    171,179    $    247,033    $      9,009    $   (141,182)   $    286,039
                                              ============    ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses .....   $     10,383    $     22,369    $      1,470              --    $     34,222
Current portion of long-term obligations ..             13           3,418             633              --           4,064
Other current liabilities .................             40             416              --              --             456
                                              ------------    ------------    ------------    ------------    ------------
          Total current liabilities .......         10,436          26,203           2,103              --          38,742
Long-term obligations, net of current
    portion ...............................        171,597             358           1,050              --         173,005
Other noncurrent liabilities ..............        (74,615)         88,193          (4,385)             --           9,193
Minority interests in consolidated
    subsidiaries ..........................             --              --           1,338              --           1,338
Stockholders' equity ......................         63,761         132,279           8,903        (141,182)         63,761
                                              ------------    ------------    ------------    ------------    ------------
                                              $    171,179    $    247,033    $      9,009    $   (141,182)   $    286,039
                                              ============    ============    ============    ============    ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                                SUBSIDIARY      NON-GUARANTOR                     TOTAL
                                                  PARENT        GUARANTORS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ------------    ------------    -------------   ------------   ------------
Service fee revenue .........................   $         --    $     65,294    $      5,697    $         --   $     70,991
Costs and expenses:
    Salaries and benefits ...................             --          19,360             759              --         20,119
    Field supplies ..........................             --           3,874             293              --          4,167
    Field rent and lease expense ............             --           6,953             502              --          7,455
    Other field expenses ....................           (180)         10,174           1,633              --         11,627
    Bad debt expense ........................             --           5,525             387              --          5,912
    Corporate general and administrative ....          3,905              --              --              --          3,905
    Depreciation and amortization ...........            659           5,190             249              --          6,098
    Interest expense, net ...................          3,625           1,133             103              --          4,861
                                                ------------    ------------    ------------    ------------   ------------
         Total costs and expenses ...........          8,009          52,209           3,926              --         64,144
                                                ------------    ------------    ------------    ------------   ------------
Income (loss) before equity in earnings of
    investments, minority interests in
    consolidated subsidiaries, income taxes
    and discontinued operations..............         (8,009)         13,085           1,771              --          6,847
Equity in earnings of investments ...........             --           1,121              --              --          1,121
Minority interests in income of
    consolidated subsidiaries ...............             --              --            (361)             --           (361)
                                                ------------    ------------    ------------    ------------   ------------
Income (loss) before taxes and
    discontinued operations .................         (8,009)         14,206           1,410              --          7,607
    Income tax expense (benefit) ............         (3,204)          5,682             564              --          3,042
                                                ------------    ------------    ------------    ------------   ------------
Income (loss) from continuing
      operations ............................         (4,805)          8,524             846              --          4,565
                                                ------------    ------------    ------------    ------------   ------------
Discontinued operations:
    Loss from discontinued operations .......             --            (226)             --              --           (226)
    Income tax benefit ......................             --             (90)             --              --            (90)
                                                ------------    ------------    ------------    ------------   ------------
Loss from discontinued operations ...........             --            (136)             --              --           (136)
                                                ------------    ------------    ------------    ------------   ------------
Net income (loss) ...........................   $     (4,805)   $      8,388    $        846    $         --   $      4,429
                                                ============    ============    ============    ============   ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)

                                                                 SUBSIDIARY     NON-GUARANTOR                     TOTAL
                                                  PARENT         GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ------------    ------------    -------------   ------------   ------------
Service fee revenue .........................   $         --    $     59,816    $      4,580    $         --   $     64,396
Costs and expenses:
    Salaries and benefits ...................             --          20,532             776              --         21,308
    Field supplies ..........................             --           3,836             292              --          4,128
    Field rent and lease expense ............             --           7,584             508              --          8,092
    Other field expenses ....................             --           8,928           1,563              --         10,491
    Bad debt expense ........................             --           5,207             343              --          5,550
    Severance and other related costs .......            746             223              --              --            969
    Corporate general and administrative ....          3,641              --              --              --          3,641
    Depreciation and amortization ...........            743           5,896             231              --          6,870
    Interest expense, net ...................          3,415           1,222              39              --          4,676
                                                ------------    ------------    ------------    ------------   ------------
         Total costs and expenses ...........          8,545          53,428           3,752              --         65,725
                                                ------------    ------------    ------------    ------------   ------------
Income (loss) before equity in
    earnings of investments, minority
    interests in consolidated
    subsidiaries, income taxes and
    discontinued operations .................         (8,545)          6,388             828              --         (1,329)
Equity in earnings of investments ...........             --           1,198              --              --          1,198
Minority interests in income of
    consolidated subsidiaries ...............             --              --            (199)             --           (199)
                                                ------------    ------------    ------------    ------------   ------------
Income (loss) before taxes and
    discontinued operations .................         (8,545)          7,586             629              --           (330)
    Income tax expense (benefit) ............         (3,418)          3,034             252              --           (132)
                                                ------------    ------------    ------------    ------------   ------------
Income (loss) from continuing
      operations ............................         (5,127)          4,552             377              --           (198)
                                                ------------    ------------    ------------    ------------   ------------
Discontinued operations:
    Loss from discontinued operations .......             --          (7,353)             --              --         (7,353)
    Income tax benefit ......................             --          (2,941)             --              --         (2,941)
                                                ------------    ------------    ------------    ------------   ------------
Loss from discontinued operations ...........             --          (4,412)             --              --         (4,412)
                                                ------------    ------------    ------------    ------------   ------------
Net income (loss) ...........................   $     (5,127)   $        140    $        377    $         --   $     (4,610)
                                                ============    ============    ============    ============   ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)


                                                                      SUBSIDIARY      NON-GUARANTOR                     TOTAL
                                                         PARENT       GUARANTORS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                      ------------    ------------    -------------   ------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ............................   $      3,053    $      9,099    $     (1,357)             --   $     10,795
                                                      ------------    ------------    ------------    ------------   ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Purchases of property and equipment .............         (1,075)         (1,860)            (52)             --         (2,987)
  Joint ventures ..................................             --             (63)             --              --            (63)
  Other investments ...............................            356             545             (56)             --            845
                                                      ------------    ------------    ------------    ------------   ------------
          Net cash used in investing activities ...           (719)         (1,378)           (108)             --         (2,205)
                                                      ------------    ------------    ------------    ------------   ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Proceeds (payments) on long-term debt ...........         (6,235)          3,617             880              --         (1,738)
  Due to/from parent/subsidiaries .................          5,840          (4,917)           (923)             --             --
  Other items .....................................          4,823          (4,970)              6              --           (141)
                                                      ------------    ------------    ------------    ------------   ------------
          Net cash provided by (used in)
              financing activities ................          4,428          (6,270)            (37)             --         (1,879)
                                                      ------------    ------------    ------------    ------------   ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ............................          6,762           1,451          (1,502)             --          6,711
CASH AND CASH EQUIVALENTS,
  beginning of period .............................          7,670            (953)          4,044              --         10,761
                                                      ------------    ------------    ------------    ------------   ------------
CASH AND CASH EQUIVALENTS,
  end of period ...................................   $     14,432    $        498    $      2,542    $         --   $     17,472
                                                      ============    ============    ============    ============   ============

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)


                                                                       SUBSIDIARY     NON-GUARANTOR                     TOTAL
                                                        PARENT         GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                      ------------    ------------    -------------   ------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ............................   $     (3,860)   $      4,032    $        789              --   $        961
                                                      ------------    ------------    ------------    ------------   ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Purchases of property and equipment .............           (592)         (7,382)            (67)             --         (8,041)
  Joint ventures ..................................             --              35              --              --             35
  Other investments ...............................             92           2,109            (148)             --          2,053
                                                      ------------    ------------    ------------    ------------   ------------
          Net cash used in investing activities ...           (500)         (5,238)           (215)             --         (5,953)
                                                      ------------    ------------    ------------    ------------   ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Proceeds (payments) on long-term debt ...........             30            (996)           (195)             --         (1,161)
  Due to/from parent/subsidiaries .................           (321)          1,620          (1,299)             --             --
  Other items .....................................              7              (9)              5              --              3
                                                      ------------    ------------    ------------    ------------   ------------
          Net cash provided by (used in) ..........           (284)            615          (1,489)             --         (1,158)
              financing activities
                                                      ------------    ------------    ------------    ------------   ------------
NET DECREASE IN CASH ..............................         (4,644)           (591)           (915)             --         (6,150)
  AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,
  beginning of period .............................         15,775            (381)          3,759              --         19,153
                                                      ------------    ------------    ------------    ------------   ------------
CASH AND CASH EQUIVALENTS,
  end of period ...................................   $     11,131    $       (972)   $      2,844    $         --   $     13,003
                                                      ============    ============    ============    ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002, and with the Company's consolidated financial statements and notes included in this Form 10-Q.

OVERVIEW

    We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the three months ended March 31, 2003, we derived 82% of our service fee revenue from the ownership, management and operation of our radiology and imaging center network and 18% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of March 31, 2003, we owned, operated or maintained an ownership interest in imaging equipment at 117 locations, including seven imaging centers that are included in discontinued operations in the accompanying financial statements. In addition, we provided management services to ten radiology practices. As of March 31, 2003, our imaging centers are located in 17 states, with concentrated geographic coverage in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia.

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

    For the three months ended March 31, 2003, payment for diagnostic imaging services came primarily from commercial third-party payors (66%), governmental payors (28%, including Medicare and Medicaid) and private and other payors (6%). In January 2002, Medicare decreased the payment rates for physician and outpatient services, including diagnostic imaging services, by approximately 5.4%. This payment rate schedule is effective through February 2003. Effective March 1, through December 31, 2003, Congress legislated an increase of approximately 1.6% in the overall reimbursement rates for physician and outpatient services, including diagnostic imaging services. Our diagnostic imaging centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. For the three months ended March 31, 2003, approximately 5% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements.

    Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established charges and reduced by contractual allowances. In addition, bad debt expense related to established charges is recognized as costs and expenses rather than a deduction from revenue. We use historical collection experience in estimating contractual adjustments and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known. Service fee revenue represents the contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by the contracted radiology practices. The amounts retained by the contracted radiology practices represents amounts paid to the physicians pursuant to the service agreements between us and the contracted radiology practices. Under the service agreements, we provide each contracted radiology practice with the facilities and equipment used in its medical practice, assume responsibility for managing the operations of the practice, and employ substantially all of the non-physician personnel utilized by the contracted radiology practice.

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

    Our results of operations during the three months ended March 31, 2003 continued to be affected by such factors as increased competition, the current recession, increased payor pre-authorization activity, a shortage of technologists, and harsh weather conditions. Beginning in the second half of 2002, and continuing into 2003, increased competition resulted in lower volumes of diagnostic imaging procedures performed. Pre-authorization programs implemented by many of our larger payors and the recruitment and retention of additional technologists have impacted our operating margin. An increasing number of payors with which we do business have instituted more comprehensive pre-authorization programs on certain procedures. Under pre-authorization programs, the referring physician must justify medical necessity based on the payor's specific guidelines prior to the services being rendered. The current recession in the United States, economy has contributed to the decline in our volumes of diagnostic imaging procedures performed due the decrease in the demand for elective procedures within the general population who are no longer covered by health insurance. Also, in early fiscal 2002 the shortage of qualified technologists resulted in scheduling backlogs and lost procedure volumes. As many of the open technologist positions were filled by mid-2002, salaries and benefits increased. These costs continued to increase or remain stable, while volume began to decline resulting in lower revenues from contracted radiology practices and diagnostic imaging centers. The combined effect of increased salaries and benefits and lower revenues decreased our operating margins during the three months ended March 31, 2003. We cannot give any assurance that any of the factors discussed above will not continue to have an adverse effect on our business, results of operations or financial condition.

    Income before income taxes for each of the regions and Questar decreased from the three months ended March 31, 2002 to the three months ended March 31, 2003. For the three months ended March 31, 2002 and 2003, the Mid Atlantic region decreased from $8.0 million to $5.0 million, respectively, the Northeastern region decreased from $3.6 million to $853,000, respectively, the Central region decreased from $2.3 million to $2.1 million, respectively, and Questar decreased from $1.1 million to a loss before income taxes of $7.3 million, respectively. The decline in the income before income taxes for each of the four regions and Questar was primarily affected by each of the factors discussed above. Additional factors in specific regions also contributed to the decreased in income before income taxes, Questar's income before income taxes was also affected by each of the above factors due to the relative fixed salaries and benefits costs. Due to the relative fixed cost structure of Questar, the decline in volume and therefore, lower revenue for diagnostic imaging centers resulted in a decline in the income before taxes. In addition, we have identified seven imaging centers of the Questar subsidiary that have been designated for sale or closure over the next 12 months. These imaging centers do not represent centers around which we can build a market concentration. In accordance with Financial Accounting Standards Board Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results from these seven imaging centers are included in discontinued operations in the accompanying consolidated financial statements. For the three months ended March 31, 2003 includes a $6.9 million pre-tax charge to write down the related goodwill of these centers. For the three months ended March 31, 2002 and 2003, the Western region income before income taxes remained flat.

    We completed no acquisitions or dispositions in the three months ended March 31, 2002 and March 31, 2003.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Service Fee Revenue

    The following table sets forth the amounts of revenue from contracted radiology practices and diagnostic imaging centers and the amounts retained by the contracted radiology practices (in thousands):

                                                                                                       PERCENT
                                                                         2002            2003          CHANGE
                                                                    ------------     ------------    ------------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual allowances .....   $     97,474     $     89,196            (8.5%)
Less: amounts retained by contracted radiology practices ........        (26,483)         (24,800)           (6.3%)
                                                                    ------------     ------------
Service fee revenue .............................................   $     70,991     $     64,396            (9.3%)
                                                                    ============     ============

    Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, decreased $8.3 million, from $97.5 million in 2002 to $89.2 million in 2003. This decrease was primarily due to decreased revenues derived from decreased volume at the diagnostic imaging centers, which decreased our revenue from contracted radiology practices and diagnostic imaging centers. Amounts retained by contracted radiology practices decreased from $26.5 million in 2002 to $24.8 million in 2003. The decrease in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, offset by the decrease in amounts retained by contracted radiology practices, resulted in a decrease in service fee revenue of $6.6 million, from $71.0 million in 2002 to $64.4 million in 2003.

Salaries and Benefits

    Salaries and benefits increased $1.2 million, from $20.1 million in 2002 to $21.3 million in 2003. Salaries and benefits increased as the cost of salaries and benefits for technologists increased. As a percentage of service fee revenue, these costs were 28.3% and 33.1% in 2002 and 2003, respectively. During the first quarter 2003, we initiated cost reduction programs at our corporate office and at our field operations. At our field offices, we began reducing salaries and benefits costs primarily associated with administrative positions. We believe this may result in annual cost savings of approximately $4.0 million.

Field Supplies

    Field supplies decreased $100,000, from $4.2 million in 2002 to $4.1 million in 2003. As a percentage of service fee revenue, these costs were 5.9% and 6.4% in 2002 and 2003, respectively.

Field Rent and Lease Expense

    Field rent and lease expense increased $637,000, from $7.5 million in 2002 to $8.1 million in 2003. As a percentage of service fee revenue, these costs were 10.5% and 12.6% in 2002 and 2003, respectively.

Other Field Expenses

    Other field expenses decreased $1.1 million, from $11.6 million in 2002 to $10.5 million in 2003. In connection with the amendment of two service agreements during the year ended December 31, 2002, certain costs are no longer paid by the Company, which contributed to the decrease in other field expenses. As a percentage of service fee revenue, these costs remained relatively flat at 16.4% in 2002 to 16.3% in 2003.

Bad Debt Expense

    Bad debt expense decreased $300,000, from $5.9 million in 2002 to $5.6 million in 2003. The decrease in bad debt expense is primarily the result of terminating services performed at certain hospitals. Generally, bad debt experience with reimbursement for hospital services is at a higher percentage of revenues than the experience with reimbursement for imaging center services. As a percentage of service fee revenue, these costs were 8.3% and 8.6% in 2002 and 2003, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt expense should be compared for 2002 and 2003 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, bad debt expense was 6.1% and 6.2% in 2002 and 2003, respectively.

Severance and Other Related Costs

    During the three months ended March 31, 2003, we recorded $969,000 in severance and other related costs. These costs include severance cost incurred in connection with changes in the Company's senior management team and the reduction of employees at the corporate office and among certain field offices. In February 2003, the former president and chief operating officer resigned from his positions. In March 2003, we began a cost reduction program to reduce administrative positions. We expect to incur additional severance costs of approximately $750,000 as we move forward with our plans to reduce operating expenses.

Corporate, General and Administrative

    Corporate, general and administrative expenses decreased $300,000, from $3.9 million in 2002 to $3.6 million in 2003. As a percentage of service fee revenue, these costs were 5.5% and 5.7% in 2002 and 2003, respectively. During the three months ended March 31, 2003, we initiated cost reduction programs at our corporate office and our field offices. We believe this may result in corporate, general and administrative annual cost savings of approximately $2.0 million.

Depreciation and Amortization

    Depreciation and amortization expense increased $800,000, from $6.1 million in 2002 to $6.9 million in 2003. As a percentage of service fee revenue, these costs were 8.6% and 10.7% in 2002 and 2003, respectively. The increase in depreciation expense is primarily attributable to the purchases of $26.8 million of property and equipment for replacement, maintenance, and expansion in 2002 and of $8.0 million in the three months ended March 31, 2003.

Interest Expense, Net

    Interest expense, net, decreased $200,000, from $4.9 million in 2002 to $4.7 million in 2003.

Discontinued Operations

    We have identified seven imaging centers that have been designated for sale or closure over the next 12 months. These imaging centers do not represent centers around which we can build a market concentration. In accordance with Financial Accounting Standards Board Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results from these seven imaging centers are included in discontinued operations in the accompanying consolidated financial statements for the three months ended March 31, 2002 and 2003. For the three months ended March 31, 2002, the consolidated statement of income in the accompanying consolidated statement of income has been restated to reflect the results of operations for the seven imaging centers as discontinued operations. Loss from discontinued operations for the three months ended March 31, 2003 was $7.4 million ($4.4 million net of tax benefit). The net loss for the three months ended March 31, 2003, includes a charge to write-down the goodwill related to these centers. Loss from discontinued operations for the three months ended March 31, 2002 was $226,000 ($136,000 net of tax benefit).

Income Tax Expense

    Income tax expense of $3.0 million in 2002 and an income tax benefit of $3.1 million in 2003 remained comparable based on a 40% effective tax rate.

Net Income

    Net income decreased from $4.4 million in 2002 to a loss of $4.6 million in 2003. Included in net income for 2002 is a loss from discontinued operations of $136,000. Included in net loss for 2003 is a loss from discontinued operations of $4.4 million. In addition, the three months ended March 31, 2003 includes $581,000, net of tax benefit related to severance and other related costs.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity for the three months ended March 31, 2003, was derived from cash and cash equivalents and net cash proceeds from operating activities. As of March 31, 2003, we had net working capital of $60.0 million, including cash and cash equivalents of $13.0 million. We had current assets of $98.7 million and current liabilities of $38.7 million, including current maturities of long-term debt and capital lease obligations of $4.1 million. For the three months ended March 31, 2003, we generated $961,000 in net operating cash flow, invested $6.0 million and used cash of $1.2 million in financing activities.

    Net cash from operating activities for the three months ended March 31, 2003 of $961,000 decreased from $10.8 million for the same period in 2002. The decrease in the results of operations for the three months ended March 31, 2003 and the timing of payments on accounts payable and accrued expenses, as well as, severance cost payments, resulted in a decrease in net cash from operating entries for the three months ended March 31, 2003. Accounts receivable days outstanding increased from 68 days at March 31, 2002 to 75 days at March 31, 2003 was primarily due to a delay in a radiology information system conversion at one of our contracted radiology practices and delays by one of our Medicare intermediaries in implementing a new Medicare fee schedule.

    Net cash used in investing activities for the three months ended March 31, 2002 and 2003 was $2.2 million and $6.0 million, respectively. Purchases of property and equipment during the three months ended March 31, 2002 and 2003 were $3.0 million and $8.0 million, respectively. For the three months ended March 31, 2003, we invested $4.2 million to replace and maintain property and equipment and $3.8 million in the expansion of property and equipment.

    Net cash flows used in financing activities for the three months ended March 31, 2002 and 2003 were $1.9 million and $1.2 million, respectively. Borrowings of long-term debt for the three months ended March 31, 2002 and 2003 were used to purchase equipment and capital improvements, as well as for working capital needs.

    At March 31, 2003, we had outstanding borrowings of $160 million under our senior notes, $12.0 million outstanding under our convertible subordinated junior note and an additional $5.1 million in other debt obligations. At March 31, 2003, no borrowings were outstanding under the credit facility whereby the Company can borrow up to $35 million. The credit facility includes certain restrictive covenants, including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). Borrowings under the credit facility are secured by all service agreements to which we are a party, a pledge of the stock of our subsidiaries and all of Radiologix's and its wholly owned subsidiaries' assets.

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

Health Insurance Portability and Accountability Act

    The administrative provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data between healthcare payors, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards, thus eliminating all nonstandard formats currently in use. Our contracted radiology practices and diagnostic imaging centers are "covered entities" under HIPAA, and as such, must comply with the HIPAA electronic data interchange mandates. We are required to be compliant by October 16, 2003. We are in the process of determining the readiness status of our software vendors, payors and claim clearinghouses to assess exposure with regard to this legislation. We are at risk for both our own HIPAA compliance and the compliance of those with whom we do business, particularly third party payors and hospitals. There can be no assurance that HIPAA compliance issues will not have an adverse effect on our business, results of operations or financial condition.

Forward-Looking Statements

    Throughout this report we make "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words such as "may," "will," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

    Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

    o   economic, demographic, business and other conditions in our markets;

    o   the highly competitive nature of the healthcare business;

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

    o   changes in business strategy and development plans;

    o changes in Federal, state or local regulations affecting the healthcare industry;

    o our substantial indebtedness, debt service requirements and liquidity constraints; and

    o   risks related to our notes and healthcare securities generally.

    A more comprehensive list of such factors are set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and our other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents, credit facility, and its convertible notes. At March 31, 2003, Radiologix had no borrowings outstanding under its senior credit facility. Radiologix's notes bear interest at fixed rates.

ITEM 4. CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 45 days of the filing date of this Quarterly report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

    We have investments, not material in amount, in certain unconsolidated entities. Since we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

      (b) Reports on Form 8-K. The registrant did not file any current reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RADIOLOGIX, INC.

Date:  May 15, 2003                      /s/ STEPHEN D. LINEHAN
                                         ---------------------------------------
                                         Stephen D. Linehan
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date:  May 15, 2003                      /s/ SAMI S. ABBASI
                                         ---------------------------------------
                                         Sami S. Abbasi
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ Stephen D. Linehan
    ----------------------------------------
     Stephen D. Linehan
     President and Chief Executive Officer

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

Date: May 15, 2003

By: /s/ Sami S. Abbasi
    --------------------------------------
    Sami S. Abbasi
    Executive Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER         DESCRIPTION
--------------    -------------------------------------------------------------

     10.41 Second Amendment to Amended and Restated Credit Agreement dated March 26, 2003, among Radiologix, Inc., as Borrower,
                  General Electric Capital Corporation, as Agent for Signatory
                  Lenders, and Signatory Lenders. *

     10.42M       Summary of consulting arrangement of Derace L. Schaffer, M.D.*

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of
                  Stephen D. Linehan.*

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of
                  Sami S. Abbasi. *

----------

*        Filed herewith.

M        Management contract or compensatory plan.