Form 10-Q
period 2003-06-30
RADIOLOGIX INC
filed 2003-08-14
CIK 1031329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

    (MARK ONE)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM__________________

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

                          Yes [X]            No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at June 30, 2003
-------------------------------                    -----------------------------

COMMON STOCK, $0.0001 PAR VALUE                          21,695,153 SHARES

================================================================================

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX

FORM 10-Q ITEM                                                                                                PAGE
--------------                                                                                                ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2002 (Audited) and
                  June 30, 2003 (Unaudited)...................................................................   1

                  Consolidated Statements of Operations (Unaudited) for the three and six months
                  ended June 30, 2002 and 2003................................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the six months
                  ended June 30, 2002 and 2003................................................................   3

                  Notes to Consolidated Financial Statements (Unaudited)......................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......  24

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  36

         Item 4.  Controls and Procedures.....................................................................  36

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................................................  37

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................  37

         Item 5.  Other Information...........................................................................  38

         Item 6.  Exhibits and Reports on Form 8-K............................................................  38

SIGNATURES....................................................................................................  39

INDEX TO EXHIBITS.............................................................................................  40

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                   ASSETS                                                DECEMBER 31,    JUNE 30,
CURRENT ASSETS:                                                                             2002           2003
                                                                                         ------------   ----------
                                                                                                        (unaudited)
  Cash and cash equivalents .........................................................     $  19,153      $  18,438
  Accounts receivable, net of allowances ............................................        69,377         65,656
  Due from affiliates ...............................................................         5,100          6,490
  Assets held for sale ..............................................................            --             39
  Other current assets ..............................................................         7,225          7,284
                                                                                          ---------      ---------
          Total current assets ......................................................       100,855         97,907
PROPERTY AND EQUIPMENT, net .........................................................        62,103         63,164
INVESTMENTS IN JOINT VENTURES .......................................................        10,149         10,546
GOODWILL ............................................................................        28,510         21,610
INTANGIBLE ASSETS, net ..............................................................        72,151         70,290
DEFERRED FINANCING COSTS, net .......................................................         9,719          8,913
OTHER ASSETS ........................................................................        12,604          7,922
                                                                                          ---------      ---------
          Total assets ..............................................................     $ 296,091      $ 280,352
                                                                                          =========      =========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses .............................................     $  19,145      $  10,867
  Accrued physician retention .......................................................         8,216          8,979
  Accrued salaries and benefits .....................................................         8,268          8,891
  Current portion of long-term debt .................................................           266            266
  Current portion of capital lease obligations ......................................         4,052          3,168
  Other current liabilities .........................................................           458            460
                                                                                          ---------      ---------
          Total current liabilities .................................................        40,405         32,631
DEFERRED INCOME TAXES ...............................................................         4,200          1,900
LONG-TERM DEBT, net of current portion ..............................................       160,412        160,224
CONVERTIBLE DEBT ....................................................................        11,980         11,980
CAPITAL LEASE OBLIGATIONS, net of current portion ...................................         1,519            533
DEFERRED REVENUE ....................................................................         7,721          7,516
OTHER LIABILITIES ...................................................................           147            123
                                                                                          ---------      ---------
          Total liabilities .........................................................       226,384        214,907

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .....................................         1,340          1,409
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 10,000,000 shares
    authorized; no shares issued and outstanding ....................................            --             --
  Common stock, $.0001 par value; 50,000,000 shares authorized; 21,695,153
    shares issued and outstanding in 2002 and 2003 ..................................             2              2
  Treasury stock ....................................................................          (180)          (180)
  Additional paid-in capital ........................................................        13,662         13,665
  Retained earnings .................................................................        54,883         50,549
                                                                                          ---------      ---------
          Total stockholders' equity ................................................        68,367         64,036
                                                                                          ---------      ---------
          Total liabilities and stockholders' equity ................................     $ 296,091      $ 280,352
                                                                                          =========      =========

          See accompanying notes to consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,            ENDED JUNE 30,
                                                                                   ----------------------    ----------------------
                                                                                     2002         2003         2002         2003
                                                                                   ---------    ---------    ---------    ---------
SERVICE FEE REVENUE ............................................................   $  71,495    $  65,014    $ 142,486    $ 129,410
COSTS AND EXPENSES:
  Salaries and benefits ........................................................      20,130       20,692       40,249       42,000
  Field supplies ...............................................................       4,508        4,579        8,675        8,707
  Field rent and lease expense .................................................       7,624        8,142       15,079       16,234
  Other field expenses .........................................................      11,096       10,983       22,723       21,474
  Bad debt expense .............................................................       6,065        5,595       11,977       11,145
  Severance and other related costs ............................................          --          311           --        1,280
  Corporate general and administrative .........................................       3,960        3,375        7,865        7,016
  Depreciation and amortization ................................................       6,244        6,967       12,342       13,837
  Interest expense, net ........................................................       4,755        4,567        9,616        9,243
                                                                                   ---------    ---------    ---------    ---------
      Total costs and expenses .................................................      64,382       65,211      128,526      130,936
                                                                                   ---------    ---------    ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN
EARNINGS OF INVESTMENTS, MINORITY INTERESTS IN CONSOLIDATED
SUBSIDIARIES, AND INCOME TAXES .................................................       7,113         (197)      13,960       (1,526)

Equity In Earnings of Investments ..............................................       1,086        1,314        2,207        2,512

Minority Interests In Income of Consolidated Subsidiaries ......................        (308)        (331)        (669)        (530)
                                                                                   ---------    ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..........................       7,891          786       15,498          456

  Income Tax Expense ...........................................................       3,157          314        6,199          182
                                                                                   ---------    ---------    ---------    ---------

  INCOME FROM CONTINUING OPERATIONS ............................................       4,734          472        9,299          274

Discontinued Operations:
  Income (loss) from discontinued operations ...................................          63         (327)        (163)      (7,680)
  Income tax expense (benefit) .................................................          25         (131)         (65)      (3,072)
                                                                                   ---------    ---------    ---------    ---------
      Income (loss) from discontinued operations ...............................          38         (196)         (98)      (4,608)

                                                                                   ---------    ---------    ---------    ---------
NET INCOME (LOSS) ..............................................................   $   4,772    $     276    $   9,201    $  (4,334)
                                                                                   =========    =========    =========    =========

EARNINGS (LOSS) PER COMMON SHARE
  Income from continuing operations - basic ....................................   $    0.23    $    0.02    $    0.46    $    0.01
  Loss from discontinued operations - basic ....................................          --        (0.01)       (0.01)       (0.21)
                                                                                   ---------    ---------    ---------    ---------
      Net income (loss) - basic ................................................   $    0.23    $    0.01    $    0.45    $   (0.20)

  Income from continuing operations - diluted ..................................   $    0.21    $    0.02    $    0.40    $    0.01
  Income (loss) from discontinued operations - diluted .........................          --        (0.01)          --        (0.21)
                                                                                   ---------    ---------    ---------    ---------
      Net income (loss) - diluted ..............................................   $    0.21    $    0.01    $    0.40    $   (0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic ........................................................................      20,712       21,695       20,370       21,695
  Diluted ......................................................................      24,256       21,823       24,113       21,768

     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                       ----------------------
                                                                         2002          2003
                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................     $  9,201      $ (4,334)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities; including discontinued operations:
     Minority interests ..........................................          669           530
     Depreciation and amortization ...............................       12,555        13,860
     Equity in earnings of investments ...........................       (2,207)       (2,512)
     Write-down of goodwill included in discontinued operations ..           --         6,900
     Deferred revenue ............................................           --          (204)
     Non-cash income from receipt of treasury stock ..............         (180)           --
  Changes in operating assets and liabilities; net of acquisitions and dispositions:
       Accounts receivable, net ..................................       (1,424)        3,720
       Other receivables and current assets ......................        2,569          (203)
       Accounts payable and accrued expenses .....................         (751)       (7,655)
                                                                       --------      --------
         Net cash provided by operating activities ...............       20,432        10,102
                                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ............................      (10,103)      (12,357)
  Contributions to joint ventures ................................         (282)         (460)
  Distributions from joint ventures ..............................        1,114         2,116
  Other investments ..............................................         (341)        1,888
                                                                       --------      --------
     Net cash used in investing activities .......................       (9,612)       (8,813)
                                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt .....................................       (3,770)       (2,007)
  Financing costs ................................................         (373)           --
  Proceeds from exercise of stock options ........................          945            --
  Other items ....................................................           --             3
                                                                       --------      --------
     Net cash used in financing activities .......................       (3,198)       (2,004)
                                                                       --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ....................................................        7,622          (715)

CASH AND CASH EQUIVALENTS, beginning of year .....................       10,761        19,153
                                                                       --------      --------

CASH AND CASH EQUIVALENTS, end of period .........................     $ 18,383      $ 18,438
                                                                       ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

1.       DESCRIPTION OF BUSINESS

         Radiologix, Inc. (together with its subsidiaries referred to as "Radiologix", the "Company," "we" or "us"), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. Radiologix operates 115 diagnostic imaging centers, including seven imaging centers that are included in discontinued operations in the accompanying financial statements, located in 17 states, with a concentration of diagnostic imaging centers in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia. Radiologix offers multi-modality imaging services at 64 of its diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

         Radiologix also provides administrative, management and information services to certain radiology practices that provide professional services in connection with its diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures. The Company's services provide leverage to its existing infrastructure and improvement to the efficiency and effectiveness of the radiology practice or joint venture profitability.

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

         Under the technical services model, the Company enters into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and pays them a fee based on cash collections from reimbursements for imaging procedures. In both the comprehensive services and technical services models, the Company owns the diagnostic imaging assets and, therefore, receives 100% of the technical reimbursements associated with imaging procedures. Additionally, in most instances, both the comprehensive services and the technical services models contemplate an incentive technical bonus for the radiology group if the net technical income exceeds specified thresholds. The service agreements generally cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. One physician of two of the contracted radiology practices are members of the board of directors of the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         This quarterly report for Radiologix supplements our annual report to security holders for the fiscal year ended December 31, 2002. As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain footnotes and disclosures that substantially duplicate those in the annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature, other than those adjustments related to severance costs and discontinued operations which are discussed separately in Note 5 and 6. Interim results are not necessarily indicative of the results that may be expected for the year. For further information refer to the audited consolidated financial statements and footnotes included in our annual report to security holders for the year ended December 31, 2002.

         The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in entities that the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

         Certain prior-year balances in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation of financial information. These reclassifications have no impact on total assets, liabilities, stockholder's equity, net income (loss), or cash flows.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         We have identified seven imaging centers that have been designated for sale or closure over the next 9 months. These imaging centers do not represent centers around which we can build a market concentration. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the financial results from these seven imaging centers are reported in discontinued operations for the three and six months ended June 30, 2002 and 2003. The six months ended June 30, 2003 includes a $6.9 million pre-tax charge to write down the goodwill related to these centers. For the three and six months ended June 30, 2002, the consolidated statement of income in the accompanying financial statements has been restated to reflect the results of operations for the seven imaging centers as discontinued operations.

GOODWILL AND INTANGIBLE ASSETS

         The value of intangible assets (consisting primarily of service agreements and goodwill) is stated at the lower of cost or fair value.

         At June 30, 2003, the Company has $21.6 million of goodwill related to the acquired intangible assets of our Questar operations. During the first quarter of 2003, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" we performed the annual impairment test of our Questar operations. We engaged an independent third party valuation specialist to determine the fair value of these operations. Their valuation indicated that the fair value of the Questar operations exceeded the carrying value after considering the write-down of goodwill for discontinued operations and consequently, no impairment was recorded.

         The intangible asset related to a service agreement is recorded on the date of acquisition, and represents the difference between the cost of purchasing the right to manage a radiology practice and the net assets acquired. Under the initial 40-year term of the agreements, the contracted radiology practices have agreed to provide medical services to facilities managed by Radiologix. In the event a contracted radiology practice breaches the service agreement, or if Radiologix terminates with cause, the contracted radiology practice is required to purchase all related tangible and intangible assets, including the unamortized portion of the service agreement intangible asset, at the then net book value. The Company's service agreements, included in the consolidated balance sheets as intangible assets, net, are not considered to have an indefinite useful life and will continue to be amortized over a useful life of 25 years. In connection with the restructuring of certain management agreements during 2002, $6.0 million has been capitalized as an addition to service agreements. Accumulated amortization of intangible assets at June 30, 2002 and 2003 amounted to $13.0 and $16.7 million, respectively. Amortization expense for the three months ended June 30, 2002 and 2003 equated to $848,000 and $953,000, respectively. Amortization expense for the six months ending June 30, 2002 and 2003 equated to $1.7 million and $1.9 million, respectively. We expect amortization expense to approximate $19.1 million over the next five years.

         We regularly evaluate the carrying value of our finite lived intangible assets in light of any events or circumstances that may indicate that the carrying amount or amortization period should be adjusted. As of June 30, 2003, we do not believe there are any indicators that the carrying values or the useful lives of these assets need to be adjusted. Future disposals or terminations of Questar operations may result in additional good will impairment charges.


STOCK-BASED AWARDS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") fair value of accounting for stock-based employee compensation. It also requires certain disclosure in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. We do not recognize compensation expense for our stock option grants, which are issued at fair value at the date of grant. During the three months ended March 31, 2003, 500,000 options were issued which vest based on the Company's common stock exceeding various stock closing sales prices for 20 consecutive days. During the three months ended June 30, 2003, 125,000 options were issued that vest based on the Company's common stock exceeding various stock closing sales prices for 20 consecutive days. None of these options vested during the six months ended June 30, 2003. Due to the volatility of the Company's most recent stock prices, the Company was not able to estimate the fair value of the 500,000 options granted in the first quarter or the 125,000 options granted in the second quarter that vest at a determined sales price and therefore, did not recognize compensation expense. Upon vesting, the Company will recognize compensation expense for these variable options. The Company has not adopted fair value accounting for its employee stock options. In addition, 125,000 options were issued as incentive compensation at the time of employment and were not under the Company's 1996 Stock Option Plan and have similar vesting as options issued under the Company's 1996 Stock Option Plan.

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

         SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income (loss) and net income (loss) per share as if the fair value method of accounting had been applied. The effects of applying SFAS No. 123 during the six months ended June 30, 2002 and 2003 are as follows (in thousands, except per share amounts):

                                                                        2002           2003
                                                                      ---------      ---------
Income from continuing operations ...............................     $   9,299      $     274
Loss from discontinued operations, net of tax
    benefit .....................................................           (98)        (4,608)
                                                                      ---------      ---------
Net income (loss) ...............................................         9,201         (4,334)
Deduct: Total stock-based compensation expense
    determined under fair value based method for all
    awards, net of related tax effects ..........................          (823)        (1,054)
                                                                      ---------      ---------
Pro forma net income (loss) .....................................     $   8,378      $  (5,388)
                                                                      =========      =========

Earnings (loss) per common share:
  Income from continuing operations - basic .....................     $    0.46      $    0.01
  Loss from discontinued operations - basic .....................         (0.01)         (0.21)
                                                                      ---------      ---------
  Net income (loss) - basic .....................................     $    0.45      $   (0.20)
  Proforma - basic ..............................................     $    0.41      $   (0.25)

  Income from continuing operations - diluted ...................     $    0.39      $    0.01
  Loss from discontinued operations - diluted ...................            --          (0.21)
                                                                      ---------      ---------
  Net income (loss) - diluted ...................................     $    0.39      $   (0.20)
  Proforma - diluted ............................................     $    0.36      $   (0.25)

         The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the six months ended June 30, 2002 and 2003, respectively: risk-free interest rate of 4.61% and 3.33%; expected life of 7.09 and 7.52 years; expected volatility of 34.1%, and 78.8%; and dividend yield of zero in 2002 and 2003, respectively. The weighted-average grant-date fair value of new grants during the six months ended June 30, 2002 and 2003 was $11.65 per share, and $5.68 per share, respectively.

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

         The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of operations had Radiologix met the provisions of EITF 97-2 (in thousands):

                                                      FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                     JUNE 30,
                                                      --------------------------     ------------------------
                                                        2002             2003          2002           2003
                                                      ---------        ---------     ---------      ---------
Revenue for contracted radiology practices
  and diagnostic imaging centers, net of
  contractual adjustments ........................    $  98,194        $  90,620     $ 195,668      $ 179,816
Less: amounts retained by contracted
  radiology practices ............................      (26,699)         (25,606)      (53,182)       (50,406)
                                                      ---------        ---------     ---------      ---------
Service fee revenue ..............................    $  71,495        $  65,014     $ 142,486      $ 129,410
                                                      =========        =========     =========      =========

         Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practice and diagnostic imaging center based on established charges and reduced by contractual allowances. In addition, bad debt expense related to established charges is recognized as costs and expenses rather than a deduction of net revenue. We use historical collection experience in estimating our contractual adjustments and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known.

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

         Service fee revenue consists of the following (in thousands):

                                        FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                        --------------------------     ------------------------
                                          2002              2003         2002            2003
                                        --------          --------     --------        --------
Professional component ............     $ 14,773          $ 11,853     $ 29,567        $ 23,373
Technical component ...............       56,722            53,161      112,919         106,037
                                        --------          --------     --------        --------
     Service fee revenue ..........     $ 71,495          $ 65,014     $142,486        $129,410
                                        ========          ========     ========        ========

SEVERANCE AND OTHER RELATED COSTS

         During the six months ended June 30, 2003, we recorded severance costs of $1,280,000. These costs include severance incurred in connection with changes in the Company's senior management team and a cost reduction program that resulted in a workforce reduction at the corporate office and among certain field employees. We may incur additional severance costs of approximately $440,000 as we move forward with our plans to reduce operating expenses. The following table provides a reconciliation of the beginning and ending liability balances in connection with severance and other related costs recorded in the current and prior periods as of June 30, 2003 (in thousands):

Balance at December 31, 2002 ..................     $   773
Expense .......................................       1,280
Cash payment ..................................      (1,595)
                                                    -------
Balance at June 30, 2003 ......................     $   458
                                                    =======

         The above liability balances are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), effective July 1, 2003. FIN 46 requires that a company consolidate or disclose information about a variable interest entity. FIN 46 applies prospectively to all enterprises with variable interests in variable interest entities created after January 31, 2003. The disclosure provisions are effective for financial statements of interim periods after July 1, 2003. The effect of FIN 46 on the Company has not yet been determined.

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

Credit Facility

         At June 30, 2003, no borrowings were outstanding under our credit facility of $35 million. Under the credit facility, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). At June 30, 2003, the Company was in compliance with these covenants. At June 30, 2003 certain financial ratios have restricted the Company's ability to borrow $35 million. As a result of the financial covenant ratios, the Company has available up to $25 million under the credit facility. Borrowings under the credit facility are secured by all service agreements that the Company is or becomes a party to, a pledge of the stock of the Company's subsidiaries and all of the Company's and its wholly-owned subsidiaries' assets.

Convertible Subordinated Debt

         The Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.00%. On August 1, 2003, the closing price of Radiologix's common stock had not exceeded $7.52 for 45 of the 60 days of the determination period under the convertible junior subordinated note agreement. Therefore, the interest rate will be increased to 8.5% from 8.00%.

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

5.       COMMITMENTS AND CONTINGENCIES

         On May 12, 2003, the doctors currently employed by M&S Imaging Associates, Inc. ("M&S") in San Antonio, Texas, served us with a lawsuit filed in the 224th District Court, Bexar County, Texas, in a case styled Elaine L. Brown, M.D., et al v. Radiologix, Inc. (Formerly American Physician Partners, Inc.) Cause No. 2003-CI06759 (the "Lawsuit"). The plaintiffs request the court to enter a declaratory judgment that the non-competition covenants contained in each of the plaintiffs' employment agreements with M&S (i.e., the doctors' agreements with their own professional association) is unenforceable in Texas by M&S or by Radiologix as a third party beneficiary of those employment agreements. On May 30, 2003, Radiologix filed its answer to the Lawsuit denying all allegations contained in the plaintiffs' original petition. In addition, Radiologix asserted counterclaims against the doctors who filed the Lawsuit and also joined M&S as a third party defendant, for fraud, interference with contractual and business relations, civil conspiracy, and breach of contract and of nonsolicitation agreement (the "Countersuit"). Radiologix has also served M&S with a separate notice of default and demand for indemnification under the November 1997 service agreement (the "Service Agreement") from the doctors and M&S for all of Radiologix's damages caused by the wrongful actions or omissions of the doctors and M&S, as well as punitive and exemplary damages. The trial date is currently scheduled for May 3, 2004. Given the number of outstanding issues and the uncertainty of their ultimate disposition, management does not believe that it is currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Radiologix's results of operations, financial position or cash flows.

         On July 16, 2003, M&S served Radiologix with a demand for arbitration in the amount of approximately $10 million under the Service Agreement alleging certain acts of mismanagement vis-a-vis its billing and collection operations on behalf of M&S. Although Radiologix has not yet responded to this demand, it intends to vigorously deny and defend itself against M&S's allegations. Given the preliminary nature of this matter, Radiologix can give no assurances that the results of the arbitration proceedings will not have a material adverse impact on its financial position, cash flow and results of operations.

         As part of a routine, ongoing compliance and legal review, Radiologix has found that rents negotiated for the subletting of space from physician landlords of several Radiologix locations may have exceeded fair market value. Radiologix sent a letter to the U.S. Department of Health & Human Services' Office of the Inspector General ("OIG"), informing them of the preliminary findings and seeking their guidance and assistance to remedy this situation. Accordingly, in the second quarter of 2003, we recorded $500,000 as an estimate for potential payments we may incur directly or indirectly. Since the inquiry is in its very early stages, it is not yet possible for Radiologix to give any assurances that the OIG will not impose fines in excess of our estimate or that any potential payments or findings would not have a material adverse effect on its financial position, cash flow and results of operations.

6.       DISCONTINUED OPERATIONS

         We have identified seven imaging centers that have been designated for sale or closure over the next 9 months. These imaging centers do not represent centers around which we can build a market concentration. The seven imaging centers are reported in discontinued operations for the three and six months ended June 30, 2002 and 2003. The six months ended June 30, 2003 includes a $6.9 million pre-tax charge to write down the related goodwill of these centers.

         Service fee revenue and income (loss) from discontinued operations were as follows (in thousands):

                                                                     FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                     --------------------------     ------------------------
                                                                      2002               2003         2002            2003
                                                                     -------           -------      -------         --------
Service fee revenue                                                  $ 1,864           $ 1,255      $ 3,595         $  2,472

Income (loss) from discontinued operations before income taxes       $    63           $  (327)     $  (163)        $ (7,680)
Income tax expense (benefit)                                              25              (131)         (65)          (3,072)
                                                                     -------           -------      -------         --------
Income (loss) from discontinued operations                           $    38           $  (196)     $   (98)        $ (4,608)
                                                                     =======           =======      =======         ========

         Assets and liabilities of discontinued operations as of June 30, 2002 and 2003 were as follows (in thousands):

                                         2002       2003
                                        ------     ------
Assets                                  $2,106     $     -
Liabilities                              1,585       1,093
                                        ------     -------
Net assets                              $  521     $(1,093)
                                        ======     =======

7.       EARNINGS PER SHARE

         Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible junior subordinated note using the "if converted" method to the extent the securities are not anti-dilutive. For the three months ended June 30, 2003, approximately $144,000 of tax-effected interest savings and 1,593,098 weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period. For the three months ended June 30, 2002, approximately $208,000 of tax-effected interest savings and 2,153,802 weighted average shares related to the convertible junior subordinated note were included in the computation of diluted EPS. For the three months ended June 30, 2002 and 2003, 1,390,471 shares and 128,255 shares, respectively, related to stock options were included in diluted EPS.

         For the six months ended June 30, 2003, approximately $288,000 of tax-effected interest savings and 1,593,098 weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period. For the six months ended June 30, 2002, approximately $470,000 of tax-effected interest savings and 2,468,717 weighted average shares related to the convertible junior subordinated note were included in the computation of diluted EPS. For the six months ended June 30, 2002 and 2003, 1,275,008 shares and 73,288 shares, respectively, related to stock options were included in diluted EPS.

8.       SEGMENT REPORTING

         The Company reports the results of its operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western. In addition, the Company reports the results of its operations of the imaging centers of its subsidiary, Questar. The Company's operations in each of the four designated regions are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with its diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures. The Company's services provide leverage to its existing infrastructure and improvement to the efficiency and effectiveness of the radiology practice or joint venture profitability. The Company has divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but does not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are looked at as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with each of the contracted radiology practices in the four designated regions. In addition, any imaging centers of Questar that are in the same market as the operations of the contracted radiology practices in the four designated regions are not included in the service agreements of the contracted radiology practices.

         The following table summarizes the operating results and assets by the five reportable segments (dollars in thousands):

                                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                -----------------------------------------------------------------------------------
                                                Mid-Atlantic   Northeastern    Central        Western
                                                 Region (1)     Region (2)    Region (3)     Region (4)   Questar (5)       Total
                                                ------------   ------------   ----------     ----------   -----------     ---------
Service fee revenue .........................    $  62,188         32,269        17,689         16,338        14,002      $ 142,486
Total costs and expenses ....................    $  46,535         25,316        13,055         14,888        11,113      $ 110,907
                                                 ---------      ---------     ---------      ---------     ---------      ---------
Income from continuing operations
  before equity in earnings of
  investments and minority interests
  in consolidated subsidiaries, and
  income taxes ..............................    $  15,653          6,953         4,634          1,450         2,889      $  31,579
Equity in earnings of investments ...........    $   1,707             --           500             --            --      $   2,207
Minority interests in income of
  consolidated subsidiaries .................    $    (445)            --          (222)            --            (2)     $    (669)
Income from continuing operations
  before income taxes .......................    $  16,915          6,953         4,912          1,450         2,887      $  33,117
Loss from discontinued operations ...........    $      --             --            --             --          (163)     $    (163)
Income before income taxes ..................    $  16,915          6,953         4,912          1,450         2,724      $  32,954

Assets ......................................    $  68,297         43,856        25,175         19,832        20,263      $ 177,423
Purchases of property and equipment .........    $   5,142          2,786         1,306            681          (105)     $   9,810

                                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                            ------------------------------------------------------------------------------
                                            Mid-Atlantic  Northeastern   Central       Western
                                             Region (1)    Region (2)   Region (3)    Region (4)  Questar (5)      Total
                                            ------------  ------------  ----------    ----------  -----------    ---------
Service fee revenue .....................    $  57,591        24,886       17,221        18,188       11,524     $ 129,410
Total costs and expenses ................    $  47,735        24,529       13,281        16,479       11,029     $ 113,053
                                             ---------     ---------    ---------     ---------    ---------     ---------
Income from continuing operations
  before equity in earnings of
  investments and minority interests
  in consolidated subsidiaries, and
  income taxes ..........................    $   9,856           357        3,940         1,709          495     $  16,357
Equity in earnings of investments .......    $   1,995            --          517            --           --     $   2,512
Minority interests in income of
  consolidated subsidiaries .............    $    (293)           --         (197)           --          (40)    $    (530)
Income from continuing operations
  before income taxes ...................    $  11,558           357        4,260         1,709          455     $  18,339
Loss from discontinued operations .......    $      --            --           --            --       (7,680)    $  (7,680)
Income (loss) before income taxes .......    $  11,558           357        4,260         1,709       (7,225)    $  10,659

Assets ..................................    $  74,577        37,286       25,104        20,793       39,560     $ 197,320
Purchases of property and equipment .....    $   6,391         2,039          611           559        2,539     $  12,139

(1)  Includes the Baltimore/Washington, D.C. Metropolitan area.

(2) Includes Rochester, New York, Rockland County, New York and the surrounding areas.

(3) Includes San Antonio, Texas, St. Lucie County, Florida, Topeka, Kansas, Northeast Kansas and the surrounding areas.

(4)  Includes San Francisco/Oakland/San Jose, California and surrounding areas.

(5) Includes diagnostic imaging centers in Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Kansas, Minnesota, Missouri, Nebraska, Nevada, Ohio and Pennsylvania that were acquired as part of the Questar acquisition and that have not been integrated into pre-existing Radiologix market areas and discontinued operations (See Note 6).

         Corporate assets, including intangible assets, as of June 30, 2002 and 2003 were $113,142 and $81,867, respectively.

         The following is a reconciliation of income (loss) before income taxes and purchases of property and equipment by the Company's five reportable segments to the Company's consolidated financial statements for the six months ended June 30, 2002 and 2003 (in thousands):

                                                               FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               -------------------------
                                                                 2002             2003
                                                               --------         --------
Segment income before income taxes ....................        $ 32,954         $ 10,659
Unallocated amounts:
   Corporate general and administrative ...............          (7,865)          (7,016)
   Corporate severance and other related costs ........              --           (1,027)
   Corporate other income .............................             180               --
   Corporate depreciation and amortization ............          (2,808)          (3,165)
   Corporate interest expense .........................          (7,126)          (6,675)
                                                               --------         --------
Consolidated income (loss) before income taxes ........        $ 15,335         $ (7,224)
                                                               ========         ========

                                                               FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                               ------------------------
                                                                2002              2003
                                                               -------          -------
Purchases of property and equipment
  Segment amounts .....................................        $ 9,810          $12,139
  Corporate amount ....................................            293              218
                                                               -------          -------
  Total purchases of property and equipment ...........        $10,103          $12,357
                                                               =======          =======

9.       JOINT VENTURE FINANCIAL INFORMATION

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

                                         DECEMBER 31,    JUNE 30,
                                            2002           2003
                                         ------------    --------
Current assets ....................        $18,873        $19,504
Noncurrent assets .................         14,184         15,489
Current liabilities ...............          6,263          7,324
Noncurrent liabilities ............            653            503

                                           FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                          JUNE 30,
                                           --------------------------        ------------------------
                                            2002                2003          2002              2003
                                           -------            -------        -------          -------
Minority interest .................        $ 1,086            $ 1,314        $ 2,207          $ 2,512
Net revenue .......................         11,390             12,272         24,978           27,405
Net income ........................          3,257              3,660          6,586            7,324

10.      SUPPLEMENTAL GUARANTOR INFORMATION

         In connection with the senior notes, certain of the Company's subsidiaries ("Subsidiary Guarantors") guaranteed, jointly and severally, the Company's obligation to pay principal and interest on the senior notes on a full and unconditional basis.

         The following supplemental condensed consolidating financial information presents the balance sheets as of December 31, 2002 and June 30, 2003, and the statements of operations and cash flows for the six months ended June 30, 2002 and 2003. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the non-guarantor subsidiaries using the equity method.

         The non-guarantor subsidiaries include Advanced PET Imaging of Maryland, L.P., Lakewood OpenScan MR, LLC, Lexington MR, Ltd., Montgomery Community Magnetic Imaging Center Limited Partnership, Tower OpenScan MRI, and MRI at St. Joseph Medical Center LLC. The Subsidiary Guarantors include all wholly owned subsidiaries of Radiologix, Inc. (the "Parent").

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                                       NON-
                                                                     SUBSIDIARY      GUARANTOR                       TOTAL
                                                        PARENT       GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       ---------     ----------     ------------   ------------   ------------
ASSETS:
Cash and cash equivalents ........................     $  15,775      $    (381)     $   3,759      $      --      $  19,153
Accounts receivable, net of allowances ...........            --         66,190          3,187             --         69,377
Other current assets .............................            82         13,099           (856)            --         12,325
                                                       ---------      ---------      ---------      ---------      ---------
          Total current assets ...................        15,857         78,908          6,090             --        100,855
Property and equipment, net ......................         2,314         57,071          2,718             --         62,103
Investment in subsidiaries .......................       140,667             --             --       (140,667)            --
Goodwill .........................................            --         28,510             --             --         28,510
Intangible assets, net ...........................            --         70,581          1,570             --         72,151
Other assets .....................................        17,120         15,318             34             --         32,472
                                                       ---------      ---------      ---------      ---------      ---------
                                                       $ 175,958      $ 250,388      $  10,412      $(140,667)     $ 296,091
                                                       =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses ............     $   7,490      $  26,380      $   1,759      $      --      $  35,629
Current portion of long-term obligations .........            13          3,681            624             --          4,318
Other current liabilities ........................            --            458             --             --            458
                                                       ---------      ---------      ---------      ---------      ---------
          Total current liabilities ..............         7,503         30,519          2,383             --         40,405
Long-term obligations, net of current
    portion ......................................       171,567          1,090          1,254             --        173,911
Other noncurrent liabilities .....................       (71,479)        86,638         (3,091)            --         12,068
Minority interests in consolidated
    subsidiaries .................................            --             --          1,340             --          1,340
Stockholders' equity .............................        68,367        132,141          8,526       (140,667)        68,367
                                                       ---------      ---------      ---------      ---------      ---------
                                                       $ 175,958      $ 250,388      $  10,412      $(140,667)     $ 296,091
                                                       =========      =========      =========      =========      =========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

                                  JUNE 30, 2003
                                 (IN THOUSANDS)

                                                                                     NON-
                                                                  SUBSIDIARY      GUARANTOR                         TOTAL
                                                     PARENT       GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                   ---------      ----------     ------------    ------------    ------------
ASSETS:
Cash and cash equivalents ...................      $  15,985       $     127      $   2,326       $      --       $  18,438
Accounts receivable, net of allowances ......             --          62,706          2,950              --          65,656
Other current assets ........................            505          14,295           (987)             --          13,813
                                                   ---------       ---------      ---------       ---------       ---------
          Total current assets ..............         16,490          77,128          4,289              --          97,907
Property and equipment, net .................          2,526          58,214          2,424              --          63,164
Investment in subsidiaries ..................        146,354              --             --        (146,354)             --
Goodwill ....................................             --          21,610             --              --          21,610
Intangible assets, net ......................             --          62,296          7,994              --          70,290
Other assets ................................         14,434          12,829            118              --          27,381
                                                   ---------       ---------      ---------       ---------       ---------
                                                   $ 179,804       $ 232,077      $  14,825       $(146,354)      $ 280,352
                                                   =========       =========      =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses .......      $   4,260       $  16,870      $   7,607       $      --       $  28,737
Current portion of long-term obligations ....             13           2,782            639              --           3,434
Other current liabilities ...................             70             390             --              --             460
                                                   ---------       ---------      ---------       ---------       ---------
          Total current liabilities .........          4,343          20,042          8,246              --          32,631
Long-term obligations, net of current
    portion .................................        171,527             309            901              --         172,737
Other noncurrent liabilities ................        (60,102)         74,763         (5,122)             --           9,539
Minority interests in consolidated
    subsidiaries ............................             --              --          1,409              --           1,409
Stockholders' equity ........................         64,036         136,963          9,391        (146,354)         64,036
                                                   ---------       ---------      ---------       ---------       ---------
                                                   $ 179,804       $ 232,077      $  14,825       $(146,354)      $ 280,352
                                                   =========       =========      =========       =========       =========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                                       NON-
                                                                      SUBSIDIARY    GUARANTOR                         TOTAL
                                                         PARENT       GUARANTORS   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                        --------      ----------   ------------    ------------    ------------
Service fee revenue ..............................      $     --       $ 65,725      $  5,770       $        --      $ 71,495
Costs and expenses:
    Salaries and benefits ........................            --         19,399           731                --        20,130
    Field supplies ...............................            --          4,212           296                --         4,508
    Field rent and lease expense .................            --          7,133           491                --         7,624
    Other field expenses .........................            --          9,333         1,763                --        11,096
    Bad debt expense .............................            --          5,662           403                --         6,065
    Corporate general and administrative .........         3,960             --            --                --         3,960
    Depreciation and amortization ................           692          5,301           251                --         6,244
    Interest expense, net ........................         3,501          1,216            38                --         4,755
                                                        --------       --------      --------       -----------      --------
         Total costs and expenses ................         8,153         52,256         3,973                --        64,382
                                                        --------       --------      --------       -----------      --------
Income (loss) from continuing operations
    before equity in earnings of
    investments, minority interests in
    consolidated subsidiaries, and income
    taxes ........................................        (8,153)        13,469         1,797                --         7,113
Equity in earnings of investments ................            --          1,086            --                --         1,086
Minority interests in income of
    consolidated subsidiaries ....................            --             --          (308)               --          (308)
                                                        --------       --------      --------       -----------      --------
Income (loss) from continuing operations
    before income.................................        (8,153)        14,555         1,489                --         7,891
    Income tax expense (benefit) .................        (3,261)         5,822           596                --         3,157
                                                        --------       --------      --------       -----------      --------
Income (loss) from continuing operations..........        (4,892)         8,733           893                --         4,734
                                                        --------       --------      --------       -----------      --------
Discontinued operations:
    Income from discontinued operations ..........            --             63            --                --            63
    Income tax expense ...........................            --             25            --                --            25
                                                        --------       --------      --------       -----------      --------
Income from discontinued operations ..............            --             38            --                --            38
                                                        --------       --------      --------       -----------      --------
Net income (loss) ................................      $ (4,892)      $  8,771      $    893       $        --      $  4,772
                                                        ========       ========      ========       ===========      ========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                                          NON-
                                                                       SUBSIDIARY       GUARANTOR                          TOTAL
                                                          PARENT       GUARANTORS     SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                        ---------      ----------     ------------      ------------    ------------
Service fee revenue ..............................      $      --       $ 131,019       $  11,467       $        --      $ 142,486
Costs and expenses:
    Salaries and benefits ........................             --          38,759           1,490                --         40,249
    Field supplies ...............................             --           8,086             589                --          8,675
    Field rent and lease expense .................             --          14,086             993                --         15,079
    Other field expenses .........................           (180)         19,507           3,396                --         22,723
    Bad debt expense .............................             --          11,187             790                --         11,977
    Corporate general and administrative .........          7,865              --              --                --          7,865
    Depreciation and amortization ................          1,351          10,491             500                --         12,342
    Interest expense, net ........................          7,126           2,349             141                --          9,616
                                                        ---------       ---------       ---------       -----------      ---------
         Total costs and expenses ................         16,162         104,465           7,899                --        128,526
                                                        ---------       ---------       ---------       -----------      ---------
Income (loss) from continuing operations
    before equity in earnings of investments,
    minority interests in consolidated
    subsidiaries, and income taxes ...............        (16,162)         26,554           3,568                --         13,960
Equity in earnings of investments ................             --           2,207              --                --          2,207
Minority interests in income of
    consolidated subsidiaries ....................             --              --            (669)               --           (669)
                                                        ---------       ---------       ---------       -----------      ---------
Income (loss) from continuing operations
    before income ................................        (16,162)         28,761           2,899                --         15,498
    Income tax expense (benefit) .................         (6,465)         11,504           1,160                --          6,199
                                                        ---------       ---------       ---------       -----------      ---------
Income (loss) from continuing operations..........         (9,697)         17,257           1,739                --          9,299
                                                        ---------       ---------       ---------       -----------      ---------
Discontinued operations:
    Loss from discontinued operations ............             --            (163)             --                --           (163)
    Income tax benefit ...........................             --             (65)             --                --            (65)
                                                        ---------       ---------       ---------       -----------      ---------
Loss from discontinued operations ................             --             (98)             --                --            (98)
                                                        ---------       ---------       ---------       -----------      ---------
Net income (loss) ................................      $  (9,697)      $  17,159       $   1,739       $        --      $   9,201
                                                        =========       =========       =========       ===========      =========


                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                                                       NON-
                                                                      SUBSIDIARY     GUARANTOR                         TOTAL
                                                         PARENT       GUARANTORS    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                        --------      ----------    ------------     ------------   ------------
Service fee revenue ..............................      $     --       $ 60,363       $  4,651       $        --      $ 65,014
Costs and expenses:
    Salaries and benefits ........................            --         19,992            700                --        20,692
    Field supplies ...............................            --          4,297            282                --         4,579
    Field rent and lease expense .................            --          7,642            500                --         8,142
    Other field expenses .........................            --          9,534          1,449                --        10,983
    Bad debt expense .............................            --          5,269            326                --         5,595
    Severance and other related costs ............           281             30             --                --           311
    Corporate general and administrative .........         3,375             --             --                --         3,375
    Depreciation and amortization ................           744          6,012            211                --         6,967
    Interest expense, net ........................         3,260          1,267             40                --         4,567
                                                        --------       --------       --------       -----------      --------
         Total costs and expenses ................         7,660         54,043          3,508                --        65,211
                                                        --------       --------       --------       -----------      --------
Income (loss) from continuing operations
    before equity in earnings of investments,
    minority interests in consolidated
    subsidiaries, and income taxes................        (7,660)         6,320          1,143                --          (197)
Equity in earnings of investments ................            --          1,314             --                --         1,314
Minority interests in income of
    consolidated subsidiaries ....................            --             --           (331)               --          (331)
                                                        --------       --------       --------       -----------      --------
Income (loss) from continuing operations
    before income ................................        (7,660)         7,634            812                --           786

    Income tax expense (benefit) .................        (3,064)         3,054            324                --           314
                                                        --------       --------       --------       -----------      --------
Income (loss) from continuing operations..........        (4,596)         4,580            488                --           472
                                                        --------       --------       --------       -----------      --------
Discontinued operations:
    Loss from discontinued operations ............            --           (327)            --                --          (327)
    Income tax benefit ...........................            --           (131)            --                --          (131)
                                                        --------       --------       --------       -----------      --------
Loss from discontinued operations ................            --           (196)            --                --          (196)
                                                        --------       --------       --------       -----------      --------
Net income (loss) ................................      $ (4,596)      $  4,384       $    488       $        --      $    276
                                                        ========       ========       ========       ===========      ========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                                                          NON-
                                                                       SUBSIDIARY       GUARANTOR                          TOTAL
                                                         PARENT        GUARANTORS      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                        ---------      ----------      ------------     -----------     ------------
Service fee revenue ..............................      $      --       $ 120,179       $   9,231       $        --      $ 129,410
Costs and expenses:
    Salaries and benefits ........................             --          40,524           1,476                --         42,000
    Field supplies ...............................             --           8,133             574                --          8,707
    Field rent and lease expense .................             --          15,226           1,008                --         16,234
    Other field expenses .........................             --          18,462           3,012                --         21,474
    Bad debt expense .............................             --          10,476             669                --         11,145
    Severance and other related costs ............          1,027             253              --                --          1,280
    Corporate general and administrative .........          7,016              --              --                --          7,016
    Depreciation and amortization ................          1,487          11,908             442                --         13,837
    Interest expense, net ........................          6,675           2,489              79                --          9,243
                                                        ---------       ---------       ---------       -----------      ---------
         Total costs and expenses ................         16,205         107,471           7,260                --        130,936
                                                        ---------       ---------       ---------       -----------      ---------
Income (loss) from continuing operations
    before equity in earnings of
    investments, minority interests in
    consolidated subsidiaries, and
    income taxes .................................        (16,205)         12,708           1,971                --         (1,526)
Equity in earnings of investments ................             --           2,512              --                --          2,512
Minority interests in income of
    consolidated subsidiaries ....................             --              --            (530)               --           (530)
                                                        ---------       ---------       ---------       -----------      ---------
Income (loss) from continuing operations
    before income  ...............................        (16,205)         15,220           1,441                --            456
    Income tax expense (benefit) .................         (6,482)          6,088             576                --            182
                                                        ---------       ---------       ---------       -----------      ---------
Income (loss) from continuing
      operations .................................         (9,723)          9,132             865                --            274
                                                        ---------       ---------       ---------       -----------      ---------
Discontinued operations:
    Loss from discontinued operations ............             --          (7,680)             --                --         (7,680)
    Income tax benefit ...........................             --          (3,072)             --                --         (3,072)
                                                        ---------       ---------       ---------       -----------      ---------
Loss from discontinued operations ................             --          (4,608)             --                --         (4,608)
                                                        ---------       ---------       ---------       -----------      ---------
Net income (loss) ................................      $  (9,723)      $   4,524       $     865       $        --      $  (4,334)
                                                        =========       =========       =========       ===========      =========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                                         NON-
                                                                       SUBSIDIARY     GUARANTOR                           TOTAL
                                                          PARENT       GUARANTORS    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                         --------      ----------    ------------     -------------    ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ................................  $ (6,962)      $ 27,681       $   (287)      $          --      $ 20,432
                                                         --------       --------       --------       -------------      --------

CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Purchases of property and equipment .................    (1,579)        (8,367)          (157)                 --       (10,103)
  Joint ventures ......................................        --            832             --                  --           832
  Other investments ...................................       117           (360)           (98)                 --          (341)
                                                         --------       --------       --------       -------------      --------
          Net cash used in investing activities .......    (1,462)        (7,895)          (255)                 --        (9,612)
                                                         --------       --------       --------       -------------      --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Proceeds (payments) on long-term debt ...............    (1,249)        (3,235)           714                  --        (3,770)
  Due to/from parent/subsidiaries .....................    16,492        (16,598)           106                  --            --
  Other items .........................................       489            409           (326)                 --           572
                                                         --------       --------       --------       -------------      --------
          Net cash provided by (used in)
              financing activities ....................    15,732        (19,424)           494                  --        (3,198)
                                                         --------       --------       --------       -------------      --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ................................     7,308            362            (48)                 --         7,622
CASH AND CASH EQUIVALENTS,
  beginning of period .................................     7,670           (953)         4,044                  --        10,761
                                                         --------       --------       --------       -------------      --------
CASH AND CASH EQUIVALENTS,
  end of period .......................................  $ 14,978       $   (591)      $  3,996       $          --      $ 18,383
                                                         ========       ========       ========       =============      ========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                                                          NON-
                                                                        SUBSIDIARY     GUARANTOR                           TOTAL
                                                           PARENT       GUARANTORS    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                          --------      ----------    ------------     -------------    ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ................................   $(12,108)      $ 14,157       $  8,053       $         --      $ 10,102
                                                          --------       --------       --------       ------------      --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Purchases of property and equipment .................     (1,699)       (10,510)          (148)                --       (12,357)
  Joint ventures ......................................         --          1,656             --                 --         1,656
  Other investments ...................................        321          8,536         (6,969)                --         1,888
                                                          --------       --------       --------       ------------      --------
          Net cash used in investing activities .......     (1,378)          (318)        (7,117)                --        (8,813)
                                                          --------       --------       --------       ------------      --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Proceeds (payments) on long-term debt ...............        (40)        (1,630)          (338)                --        (2,008)
  Due to/from parent/subsidiaries .....................     13,732        (11,691)        (2,041)                --            --
  Other items .........................................          4            (10)            10                 --             4
                                                          --------       --------       --------       ------------      --------
          Net cash provided by (used in)
              financing activities ....................     13,696        (13,331)        (2,369)                --        (2,004)
                                                          --------       --------       --------       ------------      --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ................................        210            508         (1,433)                --          (715)
CASH AND CASH EQUIVALENTS,
  beginning of period .................................     15,775           (381)         3,759                 --        19,153
                                                          --------       --------       --------       ------------      --------
CASH AND CASH EQUIVALENTS,
  end of period .......................................   $ 15,985       $    127       $  2,326       $         --      $ 18,438
                                                          ========       ========       ========       ============      ========

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

OVERVIEW

         We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging
(MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the six months ended June 30, 2003, we derived 82% of our service fee revenue from the ownership, management and operation of our radiology and imaging center network and 18% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of June 30, 2003, we owned, operated or maintained an ownership interest in imaging equipment at 115 locations, including seven imaging centers that are included in discontinued operations in the accompanying financial statements. In addition, we provided management services to ten radiology practices. As of June 30, 2003, our imaging centers are located in 17 states, with concentrated geographic coverage in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia.

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

         For the six months ended June 30, 2003, payment for diagnostic imaging services came primarily from commercial third-party payors (65%), governmental payors (28%, including Medicare and Medicaid) and private and other payors (7%). In January 2002, Medicare decreased the payment rates for physician and outpatient services, including diagnostic imaging services, by approximately 5.4%. This payment rate schedule was effective through February 2003. Effective March 1, through December 31, 2003, Congress legislated an increase of approximately 1.6% in the overall reimbursement rates for physician and outpatient services, including diagnostic imaging services. Our diagnostic imaging centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. For the six months ended June 30, 2003, approximately 5% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements.

         Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established charges and reduced by contractual allowances. In addition, bad debt expense related to established charges is recognized as costs and expenses rather than a deduction from revenue. We use historical collection experience in estimating contractual adjustments and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known. Service fee revenue represents the contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by the contracted radiology practices. The amounts retained by the contracted radiology practices represent amounts paid to the physicians pursuant to the service agreements between us and the contracted radiology practices. Under the service agreements, we provide each contracted radiology practice with the facilities and equipment used in its medical practice, assume responsibility for managing the operations of the practice, and employ substantially all of the non-physician personnel utilized by the contracted radiology practice. Although we assist in negotiating managed care contracts for the contracted radiology practices, we assume no risk under these arrangements.

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

RESULTS OF OPERATIONS

         We report the results of our operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western regions. In addition, we report separately the results of our operations of the imaging centers of our subsidiary, Questar. Our operations in each of the four designated regions are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with our diagnostic imaging centers and to hospitals and radiology practices with which we operate joint ventures. Our services provide leverage to its existing infrastructure and improvement to the efficiency and effectiveness of the radiology practice or joint venture profitability. We have divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but do not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are treated as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with each of the contracted radiology practices in the four designated regions. In addition, any imaging centers of Questar that are in the same region as the operations of the contracted radiology practices in the four designated regions are not included in the service agreements of the contracted radiology practices.

         Our results of operations during the six months ended June 30, 2003 was affected by such factors as increased competition, the current recession, increased payor pre-authorization activity, a shortage of technologists, and harsh weather conditions during January and February. Although we continue to be faced with such factors other than weather conditions, we believe the affect on our results of operations is beginning to stabilize. Beginning in the second half of 2002, and continuing into 2003, increased competition resulted in lower volumes of diagnostic imaging procedures performed. Pre-authorization programs implemented by many of our larger payors and the recruitment and retention of additional technologists have impacted our operating margin. An increasing number of payors with which we do business have instituted more comprehensive pre-authorization programs on certain procedures. Under pre-authorization programs, the referring physician must justify medical necessity based on the payor's specific guidelines prior to the services being rendered. The current recession in the United States' economy has contributed to the decline in our volumes of diagnostic imaging procedures performed due to the decrease in the demand for elective procedures within the general population who are no longer covered by health insurance or have higher deductibles and coinsurance. Also, in early fiscal 2002 the shortage of qualified technologists resulted in scheduling backlogs and lost procedure volumes. As many of the open technologist positions were filled by mid-2002, salaries and benefits increased. These costs continued to increase or remained stable, while volume began to decline resulting in lower revenues from contracted radiology practices and diagnostic imaging centers. The combined effect of increased salaries and benefits and lower revenues decreased our operating margins during the six months ended June 30, 2003. We cannot give any assurance that any of the factors discussed above will not continue to have an adverse effect on our business, results of operations or financial condition.

         Income before income taxes for each of the regions, excluding the Western region, and Questar decreased from the six months ended June 30, 2002 to the six months ended June 30, 2003. For the six months ended June 30, 2002 and 2003, the Mid Atlantic region decreased from $16.9 million to $11.6 million, respectively, the Northeastern region decreased from $7.0 million to $357,000, respectively, the Central region decreased from $4.9 million to $4.3 million, respectively, and Questar decreased from $2.7 million to a loss of $7.2 million, respectively. For the six months ended June 30, 2002 and 2003 for the Western region income before income taxes increased from $1.5 million to $1.7 million, respectively. The decline in the income before income taxes for three of the four regions and Questar was primarily affected by each of the factors discussed above. Additional factors in specific regions also contributed to the decrease in income before income taxes. Questar's income (loss) before income taxes was also affected by each of the above factors due to the relative fixed salaries and benefits costs. Due to the relative fixed cost structure of Questar, the decline in volume and therefore, lower revenue for diagnostic imaging centers resulted in a decline in the income (loss) before taxes. In addition, we have identified seven imaging centers of the Questar subsidiary that have been designated for sale or closure over the next 9 months. These imaging centers do not represent centers around which we can build a market concentration. In accordance with Financial Accounting Standards Board Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results from these seven imaging centers are included in discontinued operations in the accompanying consolidated financial statements. The six months ended June 30, 2003 includes a $6.9 million pre-tax charge to write down the related goodwill of these centers.

         We completed no acquisitions or dispositions in the six months ended June 30, 2002 and June 30, 2003, respectively.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Service Fee Revenue

         The following table sets forth the amounts of revenue from contracted radiology practices and diagnostic imaging centers and the amounts retained by the contracted radiology practices (in thousands):

                                                                               FOR THE THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                        ----------------------------------------
                                                                                                         PERCENT
                                                                           2002            2003           CHANGE
                                                                        ----------      ---------        -------
Revenue from contracted radiology practices and                                                            (7.7%)
  diagnostic imaging centers, net of contractual allowances........     $   98,194      $  90,620
Less: amounts retained by contracted radiology practices...........        (26,699)       (25,606)         (4.1%)
                                                                        ----------      ---------
Service fee revenue................................................     $   71,495      $  65,014          (9.1%)
                                                                        ==========      =========

         Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, decreased $7.6 million, from $98.2 million for the three months ended June 30, 2002 to $90.6 million for the three months ended June 30, 2003. This decrease was primarily due to decreased revenues derived from decreased volume at the diagnostic imaging centers, which decreased our revenue from contracted radiology practices and diagnostic imaging centers. Amounts retained by contracted radiology practices decreased from $26.7 million for the three months ended June 30, 2002 to $25.6 million for the same period in 2003. The decrease in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, offset by the decrease in amounts retained by contracted radiology practices, resulted in a decrease in service fee revenue of $6.5 million, from $71.5 million for the three months ended June 30, 2002 to $65.0 million for the three months ended June 30, 2003.

Salaries and Benefits

         Salaries and benefits increased $600,000, from $20.1 million for the three months ended June 30, 2002 to $20.7 million for the three months ended June 30, 2003. Salaries and benefits increased as the cost of salaries and benefits for technologists increased. As a percentage of service fee revenue, salaries and benefits were 28.2% and 31.8% for the three months ended June 30, 2002 and 2003, respectively.

Field Supplies

         Field supplies of $4.6 million for the three months ended June 30, 2003 remained relatively the same as for the three months ended June 30, 2002. As a percentage of service fee revenue, these costs were 6.3% and 7.0% for the three months ended June 30, 2002 and 2003, respectively.

Field Rent and Lease

         Field rent and lease costs increased $500,000, from $7.6 million for the three months ended June 30, 2002 to $8.1 million for the three months ended June 30, 2003. The increase in field rent and lease costs is primarily related to higher facility costs for existing locations as well as new locations. As a percentage of service fee revenue, these costs were 10.7% and 12.5% for the three months ended June 30, 2002 and 2003, respectively.

Other Field Costs

         Other field costs decreased $600,000, from $11.1 million for the three months ended June 30, 2002 to $10.5 million for the three months ended June 30, 2003. As a percentage of service fee revenue, these costs were 15.5% for the three months ended June 30, 2002 to 16.1% for the same period in 2003. In connection with the amendment of two service agreements during the year ended December 31, 2002, certain costs are no longer paid by the Company, which contributed to the decrease in other field expenses.

         As part of a routine, ongoing compliance and legal review, Radiologix has found that rents negotiated for the subletting of space from physician landlords of several Radiologix locations may have exceeded fair market value. Radiologix sent a letter to the U.S. Department of Health & Human Services' Office of the Inspector General ("OIG"), informing them of the preliminary findings and seeking their guidance and assistance to remedy this situation. Accordingly, in the second quarter of 2003, we recorded $500,000 as an estimate for potential payments we may incur directly or indirectly. Since the inquiry is in its very early stages, it is not yet possible for Radiologix to give any assurances that the OIG will not impose fines in excess of our estimate or that any potential payments or findings would not have a material adverse effect on its financial position, cash flow and results of operations.

Bad Debt

         Bad debt decreased $500,000, from $6.1 million for the three months ended June 30, 2002 to $5.6 million for the three months ended June 30, 2003. (The decrease in bad debt is primarily the result of terminating services performed at certain hospitals.) Generally, bad debt experience with reimbursement for hospital services is at a higher percentage of revenues than the experience with reimbursement for imaging center services. As a percentage of service fee revenue, these costs were 8.5% and 8.6% for the three months ended June 30, 2002 and 2003, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt expense should be compared for the three months ended June 30, 2002 and 2003 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, bad debt expense was 6.2% for the three months ended June 30, 2002 and 2003.

Severance and Other Related Costs

         During the three months ended June 30, 2003, we recorded $311,000 in severance and other related costs. These costs include severance costs incurred in connection with changes in the Company's senior management team and the reduction of employees at the corporate office and among certain field offices. In May 2003, the former general counsel resigned from his position, effective July 31, 2003. We may incur additional severance costs of approximately $440,000 as we move forward with our plans to reduce operating expenses.

Corporate, General and Administrative

         Corporate, general and administrative expenses decreased $600,000, from $4.0 million for the three months ended June 30, 2002 to $3.4 million for the three months ended June 30, 2003. As a percentage of service fee revenue, these costs were 5.5% and 5.2% for the three months ended June 30, 2002 and 2003, respectively. During the first quarter of 2003, we initiated cost reduction programs at our corporate office and our field offices. We believe this may result in corporate, general and administrative annual cost savings of approximately $2.0 million.

Depreciation and Amortization

         Depreciation and amortization expense increased $800,000, from $6.2 million for the three months ended June 30, 2002 to $7.0 million for the three months ended June 30, 2003. As a percentage of service fee revenue, these costs were 8.7% and 10.7% for the three months ended June 30, 2002 and 2003, respectively. The increase in depreciation expense is primarily attributable to the purchases of $26.8 million of property and equipment for replacement, maintenance, and expansion in 2002 and of $4.3 million in the first quarter of 2003.

Interest Expense, Net

         Interest expense, net, decreased $200,000, from $4.8 million for the three months ended June 30, 2002 to $4.6 million for the three months ended June 30, 2003.

Discontinued Operations

         We have identified seven imaging centers that have been designated for sale or closure over the next 9 months. These imaging centers do not represent centers around which we can build a market concentration. In accordance with Financial Accounting Standards Board Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results from these seven imaging centers are included in discontinued operations in the accompanying consolidated financial statements for the three months ended June 30, 2002 and 2003. For the three months ended June 30, 2002, the accompanying consolidated unaudited financial statements have been restated to reflect the results of operations for the seven imaging centers as discontinued operations. Income from discontinued operations for the three months ended June 30, 2002 was $63,000 ($38,000 net of tax expense). Loss from discontinued operations for the three months ended June 30, 2003 was $327,000 ($196,000 net of tax benefit).

Income Tax Expense

         Income tax expense of $3.2 million for the three months ended June 30, 2002 and $183,000 for the three months ended June 30, 2003 remained comparable based on a 40% effective tax rate.

Net Income

         Net income decreased from $4.8 million for the three months ended June 30, 2002 to $276,000 for the three months ended June 30, 2003. Included in net income for the three months ended June 30, 2002 is income from discontinued operations of $38,000. Included in net income for the three months ended June 30, 2003 is a loss from discontinued operations of $196,000. In addition, the three months ended June 30, 2003 includes $311,000 ($187,000, net of tax benefit related) to severance and other related costs.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Service Fee Revenue

         The following table sets forth the amounts of revenue from the contracted radiology practices and diagnostic imaging centers and the amounts retained by contracted radiology practices (in thousands):

                                                                                FOR THE SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                        ----------------------------------------
                                                                                                          PERCENT
                                                                           2002            2003           CHANGE
                                                                        ----------      ---------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual allowances.........    $  195,668      $ 179,816          (8.1%)
Less: amounts retained by contracted radiology practices............       (53,182)       (50,406)         (5.2%)
                                                                        ----------      ---------
Service fee revenue, as reported....................................    $  142,486      $ 129,410          (9.2%)
                                                                        ==========      =========

         Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, decreased $15.9 million, from $195.7 million for the six months ended June 30, 2002 to $179.8 million for the six months ended June 30, 2003. This decrease was primarily due to decreased revenues derived from decreased volume at the diagnostic imaging centers, which decreased our revenue from contracted radiology practices and diagnostic imaging centers. Amounts retained by contracted radiology practices decreased from $53.2 million for the six months ended June 30, 2002 to $50.4 million for the same period in 2003. The decrease in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances and the decrease in amounts retained by contracted radiology practices, resulted in service fee revenue decreasing $13.1 million, from $142.5 million for the six months ended June 30, 2002 to $129.4 million, for the six months ended June 30, 2003.

Salaries and Benefits

         Salaries and benefits increased $1.8 million, from $40.2 million for the six months ended June 30, 2002 to $42.0 million for the six months ended June 30, 2003. Salaries and benefits increased as volume and revenues increased and as salaries and benefits for technologists increased. As a percentage of service fee revenue, these costs increased from 28.2% and 32.5% for the six months ended June 30, 2002 and 2003, respectively. During the first quarter 2003, we initiated cost reduction programs at our corporate office and at our field operations. At our field offices, we began reducing salaries and benefits costs primarily associated with administrative positions. We believe this may result in annual cost savings of approximately $4.0 million.

Field Supplies

         Field supplies remained relatively stable at $8.7 million during 2003 and 2002. As a percentage of service fee revenue, these costs were 6.1% and 6.7% for the six months ended June 30, 2002 and 2003, respectively.

Field Rent and Lease

         Field rent and lease costs increased $1.1 million, from $15.1 million for the six months ended June 30, 2002 to $16.2 million for the six months ended June 30, 2003. The increase in field rent and lease is primarily related to higher facility costs for existing locations as well as new locations. As a percentage of service fee revenue, these costs were 10.6% and 12.5% for the six months ended June 30, 2002 and 2003, respectively.

Other Field Costs

         Other field costs decreased $1.7 million, from $22.7 million for the six months ended June 30, 2002 to $21.0 million for the six months ended June 30, 2003. As a percentage of service fee revenue, these costs increased from 15.9% for the six months ended June 30, 2002 to 16.2% for the six months ended June 30, 2003. In connection with the amendment of two service agreements during the year ended December 31, 2002, certain costs are no longer paid by the Company, which contributed to the decrease in other field costs.

         As part of a routine, ongoing compliance and legal review, Radiologix has found that rents negotiated for the subletting of space from physician landlords of several Radiologix locations may have exceeded fair market value. Radiologix sent a letter to the U.S. Department of Health & Human Services' Office of the Inspector General ("OIG"), informing them of the preliminary findings and seeking their guidance and assistance to remedy this situation. Accordingly, in the second quarter of 2003, we recorded $500,000 as an estimate for potential payments we may incur directly or indirectly. Since the inquiry is in its very early stages, it is not yet possible for Radiologix to give any assurances that the OIG will not impose fines in excess of our estimate or that any potential payments or findings would not have a material adverse effect on its financial position, cash flow and results of operations.

Bad Debt

         Bad debt decreased $900,000, from $12.0 million for the six months ended June 30, 2002 to $11.1 million for the six months ended June 30, 2003. The decrease in bad debt expense is primarily the result of terminating services performed at certain hospitals. Generally, bad debt experience with reimbursement for hospital services is at a higher percentage of revenues than the experience with reimbursement for imaging center service. As a percentage of service fee revenue, these costs were 8.4% and 8.6% in 2002 and 2003, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt should be compared for the six months ended June 30, 2002 and 2003 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, bad debt expense was 6.1% and 6.2% for the six months ended June 30, 2002 and 2003, respectively.

Severance and Other Related Costs

         During the six months ended June 30, 2003, we recorded $1,280,000 in severance and other related costs. These costs include severance cost incurred in connection with changes in the Company's senior management team and the reduction of employees at the corporate office and among certain field offices. In February 2003, the former president and chief operating officer resigned from his positions. In March 2003, we began a cost reduction program to reduce administrative positions. In May 2003, the former general counsel resigned from his position, effective July 31, 2003. We may incur additional severance costs of approximately $440,000 as we move forward with our plans to reduce operating expenses.

Corporate, General and Administrative

         Corporate, general and administrative expenses decreased $900,000, from $7.9 million for the six months ended June 30, 2002 to $7.0 million for the six months ended June 30, 2003. As a percentage of service fee revenue, these costs were 5.5% and 5.4% for the six months ended June 30, 2002 and 2003, respectively. During the six months ended June 30, 2003, we initiated cost reduction programs at our corporate office and our field offices. We believe this may result in corporate, general and administrative annual cost savings of approximately $2.0 million. The decrease in costs is primarily due to lower salaries and benefits at the corporate office.

Depreciation and Amortization

         Depreciation and amortization expense increased $1.5 million, from $12.3 million for the six months ended June 30, 2002 to $13.8 million for the six months ended June 30, 2003. As a percentage of service fee revenue, these costs were 8.7% and 10.7% in 2002 and 2003, respectively. The increase in depreciation expense is primarily attributable to the purchases of $26.8 million of property and equipment for replacement, maintenance, and expansion in 2002 and $12.4 million in the six months ended June 30, 2003.

Interest Expense, Net

         Interest expense, net, decreased $400,000, from $9.6 million for the six months ended June 30, 2002 to $9.2 million for the six months ended June 30, 2003.

Discontinued Operations

         We have identified seven imaging centers that have been designated for sale or closure over the next 9 months. These imaging centers do not represent centers around which we can build a market concentration. In accordance with Financial Accounting Standards Board Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results from these seven imaging centers are included in discontinued operations in the accompanying consolidated financial statements for the six months ended June 30, 2002 and 2003. For the six months ended June 30, 2002, the accompanying consolidated unaudited financial statements have been restated to reflect the results of operations for the seven imaging centers as discontinued operations. Loss from discontinued operations for the six months ended June 30, 2002 was $163,000 ($98,000 net of tax benefit). Loss from discontinued operations for the six months ended June 30, 2003 was $7.7 million ($4.6 million net of tax benefit). The loss for the six months ended June 30, 2003 includes a charge to write-down the goodwill related to these centers.

Income Tax Expense

         Income tax expense of $6.1 million for the six months ended June 30, 2002 and an income tax benefit of $2.9 million for the six months ended June 30, 2003 was based on a 40% effective tax rate.

Net Income

         Net income decreased from $9.2 million for the six months ended June 30, 2002 to a net loss of $4.3 million for the six months ended June 30, 2003. Included in net income for the six months ended June 30, 2002 is a loss from discontinued operations of $98,000. Included in net loss for the six months ended June 30, 2003 is a loss from discontinued operations of $4.6 million. In addition, the six months ended June 30, 2003 includes $1.3 million ($768,000, net of tax benefit) related to severance and other related costs.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity for the six months ended June 30, 2003, was derived from cash and cash equivalents and net cash proceeds from operating activities. As of June 30, 2003, we had net working capital of $65.3 million, including cash and cash equivalents of $18.4 million. We had current assets of $97.9 million and current liabilities of $32.6 million, including current maturities of long-term debt and capital lease obligations of $3.4 million. For the six months ended June 30, 2003, we generated $10.1 million in net operating cash flow, invested $8.8 million and used cash of $2.0 million in financing activities.

         Net cash from operating activities for the six months ended June 30, 2003 of $10.1 million decreased from $20.4 million for the same period in 2002. The decrease in the results of operations for the six months ended June 30, 2003 and the timing of payments on accounts payable and accrued expenses as well as severance cost payments, resulted in a decrease in net cash from operating activities for the six months ended June 30, 2003. Accounts receivable days outstanding remained relatively stable at 68 days at June 30, 2002 to 69 days at June 30, 2003.

         Net cash used in investing activities for the six months ended June 30, 2002 and 2003 was $9.6 million and $8.8 million, respectively. Purchases of property and equipment during the six months ended June 30, 2002 and 2003 were $10.1 million and $12.4 million, respectively. For the six months ended June 30, 2003, we invested $4.6 million to replace and maintain property and equipment and $7.8 million in the expansion of property and equipment.

         Net cash flows used in financing activities for the six months ended June 30, 2002 and 2003 were $3.2 million and $2.0 million, respectively. Borrowings of long-term debt for the six months ended June 30, 2002 and 2003 were used to purchase equipment and capital improvements, as well as for working capital needs.

         At June 30, 2003, no borrowings were outstanding under a credit facility of $35 million. Under the credit facility, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). At June 30, 2003, the Company was in compliance with these covenants. At June 30, 2003 certain financial ratios have restricted the Company's ability to borrow $35 million. As a result of the financial covenant ratios, the Company has available up to $25 million under the credit facility. Borrowings under the credit facility are secured by all service agreements that the Company is or becomes a party to, a pledge of the stock of the Company's subsidiaries and all of the Company's and its wholly-owned subsidiaries' assets.

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

RISK AND UNCERTAINTIES

Forward-Looking Statements

    Throughout this report we make "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words such as "may," "will," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives due to various factors, including, but not limited to, the risk factors discussed in this form 10-Q under the caption "Risks and uncertainties" and in our Annual Report on Form 10-K for the year ended December 31, 2002. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

    Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

    - economic, demographic, business and other conditions in our markets;

    - the highly competitive nature of the healthcare business;

    - a decline in patient referrals;

    - changes in the rates, methods or timing of third-party reimbursement for diagnostic imaging services;

    - the termination of our contracts with radiology practices;

    - the availability of additional capital to fund capital expenditure requirements;

    - burdensome lawsuits against our contracted radiology practices and us;

    - reduced operating margins due to our managed care contracts and capitated fee arrangements;

    - any failure by us to comply with state and federal anti-kickback and anti-self referral laws or any other applicable healthcare regulations;

    - changes in business strategy and development plans;

    - changes in Federal, state or local regulations affecting the healthcare industry;

    - our substantial indebtedness, debt service requirements and liquidity constraints; and

    - risks related to our notes and healthcare securities generally.

WE COULD BE HARMED IF OUR TEXAS JOINT VENTURE IMAGING CENTER PARTNERSHIPS ARE TERMINATED.

    Five of our imaging centers in Texas conduct operations through our joint ventures with a hospital company. We own a minority interest in each of these centers. The term of each joint venture agreement, as amended, expires on December 31, 2003, with automatic one year extensions unless we or our joint venture partner give a notice to terminate the joint ventures during a thirty day period commencing October 6th of each year. If such a notice to terminate is given by either us or our joint venture partner, then our joint venture partner will have the option to buy our minority ownership interests in the joint ventures at fair market value. Fair market value is computed on the basis of the value of the enterprise as a going concern, if our joint venture partner chooses to acquire the joint ventures' assets and a two year non-competition covenant from us, or at liquidation value as determined by an appraiser, if our joint venture partner chooses to acquire only the joint venture assets. The difference between going concern and liquidation value could be material to us. Although we would be compensated in the event of a buyout, our revenues and financial results could be negatively affected by a buy-out unless we can deploy the capital advantageously.

WE COULD BE HARMED IF WE ARE UNABLE TO TIMELY COMPLY WITH HIPAA STANDARD TRANSACTION AND CODE SET REQUIREMENTS.

    Radiologix has been working diligently to ensure our compliance with HIPAA standard transaction and code set requirements ("the HIPAA EDI requirements") by the October 16, 2003, deadline. These efforts have included contracting with certain third-party vendors and claims clearinghouses to provide certain products and services to facilitate our compliance plans. While we believe that we will be compliant by that date, we cannot provide assurances that we will ultimately achieve compliance by the deadline. If any of the third-party vendors that we have contracted with to assist us and/or to provide services to us in our plan to comply with the HIPAA EDI requirements are unable to timely deliver the contracted services, we may be unable to meet the October 16, 2003, compliance deadline. While we may still continue to submit claims for services, lack of full compliance with the requirements may compromise timely adjudication and payment by third party payors. This could cause Radiologix to experience a delay in its claims processing by its payors or lead to a large number of rejected or denied claims. Either of these results may slow our cash collections and increase our accounts receivable days sales outstanding.

WE COULD BE HARMED IF WE EXPERIENCE DELAYED PAYMENTS FROM THIRD-PARTY PAYORS AFTER THE OCTOBER 16, 2003 HIPAA EDI REQUIREMENTS DEADLINE.

    In connection with the HIPAA EDI requirements, our payors are also expected to comply with the standard transactions and code set requirements by October 16, 2003. Noncompliance by other providers could cause the healthcare reimbursement system to be flooded with non-compliant claims that will slow down claims processing for all companies. Many non-compliant providers may revert to filing claims in a paper rather than electronic format, thereby causing further delays in the claims processing system. This could cause all healthcare companies including Radiologix to experience a delay in its claims processing by its payors or lead to a large number of rejected or denied claims. Either of these results may slow our cash collections and increase our accounts receivable days sales outstanding.

    While Radiologix is taking steps to mitigate this risk by meeting with our payors to assess their HIPAA EDI readiness and discussing payment contingency plans, there can be no assurance that we will be able to maintain sufficient cash on hand and capacity under our existing credit facility to supplement the expected cash-flow shortfalls. If our cash reserves or credit lines prove to be insufficient for our cash flow needs, our business and operations could be adversely affected. This, in turn, may limit our access to capital for growth.

    A more comprehensive list of Risk Factors are set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and our other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents, credit facility, and its convertible notes. At June 30, 2003, Radiologix had no borrowings outstanding under its senior credit facility. Radiologix's notes bear interest at fixed rates.

ITEM 4. CONTROLS AND PROCEDURES

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

         During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         We have investments, not material in amount, in certain unconsolidated entities. Since we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On May 12, 2003, the doctors currently employed by M&S Imaging Associates, Inc. ("M&S") in San Antonio, Texas, served us with a lawsuit filed in the 224th District Court, Bexar County, Texas, in a case styled Elaine L. Brown, M.D., et al v. Radiologix, Inc. (Formerly American Physician Partners, Inc.) Cause No. 2003-CI06759 (the "Lawsuit"). The plaintiffs request the court to enter a declaratory judgment that the non-competition covenants contained in each of the plaintiffs' employment agreements with M&S (i.e., the doctors' agreements with their own professional association) is unenforceable in Texas by M&S or by Radiologix as a third party beneficiary of those employment agreements. On May 30, 2003, Radiologix filed its answer to the Lawsuit denying all allegations contained in the plaintiffs' original petition. In addition, Radiologix asserted counterclaims against the doctors who filed the Lawsuit and also joined M&S as a third party defendant, for fraud, interference with contractual and business relations, civil conspiracy, and breach of contract and of nonsolicitation agreement (the "Countersuit"). Radiologix has also served M&S with a separate notice of default and demand for indemnification under the November 1997 service agreement (the "Service Agreement") from the doctors and M&S for all of Radiologix's damages caused by the wrongful actions or omissions of the doctors and M&S, as well as punitive and exemplary damages. The trial date is currently scheduled for May 3, 2004. Given the number of outstanding issues and the uncertainty of their ultimate disposition, management does not believe that it is currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Radiologix's results of operations, financial position or cash flows.

         On July 16, 2003, M&S served Radiologix with a demand for arbitration in the amount of approximately $10 million under the Service Agreement alleging certain acts of mismanagement vis-a-vis its billing and collection operations on behalf of M&S. Although Radiologix has not yet responded to this demand, it intends to vigorously deny and defend itself against M&S's allegations. Given the preliminary nature of this matter, Radiologix can give no assurances that the results of the arbitration proceedings will not have a material adverse impact on its financial position, cash flow and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Radiologix's 2003 annual stockholders meeting was held on June 10, 2003. The following individuals were elected as directors and the appointment of Ernst & Young LLP as independent public accountants was ratified, by the votes indicated below:

        Nominee                         For                 Withheld
------------------------            ----------              --------
Marvin S. Cadwell                   19,064,618              383,742
Paul D. Farrell                     18,698,002              750,358
Stephen D. Linehan                  18,986,368              461,992
Joseph C. Mello                     18,669,002              779,358
Derace L. Schaffer, M.D.            18,536,243              912,117
Michael L. Sherman, M.D.            18,546,324              902,036

         Appointment of Ernst & Young LLP:

                  For: 19,375,035     Against: 71,093      Abstain: 2,232

         At the annual meeting, the stockholders also approved a proposed amendment to Radiologix's Amended and Restated Certificate of Incorporation to permit the Board of Directors to amend or remove a restriction in Radiologix's bylaws on the composition of the Board of Directors:

                  For: 11,580,891     Against: 338,738     Abstain: 231,554

ITEM 5. OTHER INFORMATION

         As part of a routine, ongoing compliance and legal review, Radiologix has found that rents negotiated for the subletting of space from physician landlords of several Radiologix locations may have exceeded fair market value. Radiologix sent a letter to the U.S. Department of Health & Human Services' Office of the Inspector General ("OIG"), informing them of the preliminary findings and seeking their guidance and assistance to remedy this situation. Accordingly, in the second quarter of 2003, we recorded $500,000 as an estimate for potential payments we may incur directly or indirectly. Since the inquiry is in its very early stages, it is not yet possible for Radiologix to give any assurances that the OIG will not impose fines in excess of our estimate or that any potential payments or findings would not have a material adverse effect on its financial position, cash flow and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

         (b) Reports on Form 8-K. The registrant filed a current report on Form 8-K dated May 6, 2003 announcing the release of its financial results for its first quarter of 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RADIOLOGIX, INC.

Date: August 14, 2003                     /s/ STEPHEN D. LINEHAN
                                          --------------------------
                                          Stephen D. Linehan
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 14, 2003                     /s/ SAMI S. ABBASI
                                          -----------------------------------
                                          Sami S. Abbasi
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                                                       DESCRIPTION
------------   --------------------------------------------------------------------------------------------------------
   3.5         Certificate of Amendment of the Restated Certificate of Incorporation of Radiologix, Inc. dated July 14,
               2003. *

 10.42(M)      Summary of consulting arrangement of Derace L. Schaffer, M.D. *

  31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. *

  31.2         Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. *

  32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.*

  32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.*

---------

*        Filed herewith.

(M)      Management contract or compensatory plan.