Form 10-Q
period 2003-09-30
RADIOLOGIX INC
filed 2003-11-14
CIK 1031329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       FOR THE TRANSITION PERIOD FROM
                                     ------------------------------------------

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                     Outstanding at November 12, 2003
         -------------------------------       --------------------------------
         COMMON STOCK, $0.0001 PAR VALUE             21,761,819 SHARES

================================================================================

                                RADIOLOGIX, INC.

                                    FORM 10-Q

                                      INDEX

FORM 10-Q ITEM                                                                                                 PAGE
--------------                                                                                                 ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2002 (Audited) and
                  September 30, 2003 (Unaudited)..............................................................   1

                  Consolidated Statements of Operations (Unaudited) for the three and nine months
                  ended September 30, 2002 and 2003...........................................................   2

                  Consolidated Statements of Cash Flows (Unaudited) for the nine months
                  ended September 30, 2002 and 2003...........................................................   3

                  Notes to Consolidated Financial Statements (Unaudited)......................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......  24

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................  37

         Item 4.  Controls and Procedures.....................................................................  37

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................................................  38

         Item 5.  Other Information...........................................................................  38

         Item 6.  Exhibits and Reports on Form 8-K............................................................  39

SIGNATURES....................................................................................................  40

INDEX TO EXHIBITS.............................................................................................  41

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                  DECEMBER 31,     SEPTEMBER 30,
                                                                                      2002             2003
                                                                                  -------------    -------------
CURRENT ASSETS:                                                                                     (unaudited)
  Cash and cash equivalents ...................................................   $      19,153    $      24,717
  Accounts receivable, net of allowances ......................................          69,377           62,688
  Due from affiliates .........................................................           5,100            5,474
  Assets held for sale ........................................................              --               39
  Other current assets ........................................................           7,225            8,221
                                                                                  -------------    -------------
          Total current assets ................................................         100,855          101,139
PROPERTY AND EQUIPMENT, net ...................................................          62,103           62,896
INVESTMENTS IN JOINT VENTURES .................................................          10,149           10,367
GOODWILL ......................................................................          28,510           21,110
INTANGIBLE ASSETS, net ........................................................          72,151           69,337
DEFERRED FINANCING COSTS, net .................................................           9,719            8,511
OTHER ASSETS ..................................................................          12,604            9,068
                                                                                  -------------    -------------
          Total assets ........................................................   $     296,091    $     282,428
                                                                                  =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses .......................................   $      19,145    $      15,735
  Accrued physician retention .................................................           8,216            9,570
  Accrued salaries and benefits ...............................................           8,268            7,023
  Current portion of long-term debt ...........................................             266              261
  Current portion of capital lease obligations ................................           4,052            2,238
  Other current liabilities ...................................................             458              511
                                                                                  -------------    -------------
          Total current liabilities ...........................................          40,405           35,338
DEFERRED INCOME TAXES .........................................................           4,200            1,900
LONG-TERM DEBT, net of current portion ........................................         160,412          160,209
CONVERTIBLE DEBT ..............................................................          11,980           11,980
CAPITAL LEASE OBLIGATIONS, net of current portion .............................           1,519              313
DEFERRED REVENUE ..............................................................           7,721            7,414
OTHER LIABILITIES .............................................................             147              164
                                                                                  -------------    -------------
          Total liabilities ...................................................         226,384          217,318

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ...............................           1,340            1,470
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 10,000,000 shares
    authorized; no shares issued and outstanding ..............................              --               --
  Common stock, $.0001 par value; 50,000,000 shares authorized; 21,695,153
    shares issued and outstanding in 2002 and 21,761,819 in 2003 ..............               2                2
  Treasury stock ..............................................................            (180)            (180)
  Additional paid-in capital ..................................................          13,662           13,915
  Retained earnings ...........................................................          54,883           49,903
                                                                                  -------------    -------------
          Total stockholders' equity ..........................................          68,367           63,640
                                                                                  -------------    -------------
          Total liabilities and stockholders' equity ..........................   $     296,091    $     282,428
                                                                                  =============    =============

          See accompanying notes to consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                     ----------------------    ----------------------
                                                                        2002         2003        2002         2003
                                                                     ---------    ---------    ---------    ---------
SERVICE FEE REVENUE ..............................................   $  69,624    $  64,365    $ 211,670    $ 193,365
COSTS AND EXPENSES:
  Salaries and benefits ..........................................      21,188       21,145       61,350       63,054
  Field supplies .................................................       4,190        4,455       12,841       13,144
  Field rent and lease expense ...................................       7,495        8,135       22,452       24,245
  Other field expenses ...........................................      11,184       10,572       33,798       31,933
  Bad debt expense ...............................................       6,007        5,578       17,940       16,680
  Severance and other related costs ..............................          --           --           --        1,280
  Corporate general and administrative ...........................       3,712        3,560       11,577       10,576
  Depreciation and amortization ..................................       6,613        6,820       18,935       20,657
  Interest expense, net ..........................................       4,560        4,486       14,167       13,723
                                                                     ---------    ---------    ---------    ---------
      Total costs and expenses ...................................      64,949       64,751      193,060      195,292
                                                                     ---------    ---------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN
EARNINGS OF INVESTMENTS, MINORITY INTERESTS IN INCOME OF
CONSOLIDATED SUBSIDIARIES, AND INCOME TAXES ......................       4,675         (386)      18,610       (1,927)

Equity In Earnings of Investments ................................       1,212          647        3,419        3,159

Minority Interests In Income of Consolidated Subsidiaries ........        (286)        (200)        (955)        (730)
                                                                     ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ............       5,601           61       21,074          502

Income Tax Expense ...............................................       2,241           25        8,430          201
                                                                     ---------    ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS ................................       3,360           36       12,644          301

Discontinued Operations:
  Loss from discontinued operations before income tax benefit ....        (282)      (1,137)        (420)      (8,802)
  Income tax benefit .............................................        (113)        (455)        (168)      (3,521)
                                                                     ---------    ---------    ---------    ---------
      Loss from discontinued operations, net .....................        (169)        (682)        (252)      (5,281)

                                                                     ---------    ---------    ---------    ---------
NET INCOME (LOSS) ................................................   $   3,191    $    (646)   $  12,392    $  (4,980)
                                                                     =========    =========    =========    =========

EARNINGS (LOSS) PER COMMON SHARE:
  Income from continuing operations - basic ......................   $    0.16    $      --    $    0.61    $    0.01
  Loss from discontinued operations - basic ......................       (0.01)       (0.03)       (0.01)       (0.24)
                                                                     ---------    ---------    ---------    ---------
      Net income (loss) - basic ..................................   $    0.15    $   (0.03)   $    0.60    $   (0.23)
                                                                     =========    =========    =========    =========

  Income from continuing operations - diluted ....................   $    0.14    $      --    $    0.55    $    0.01
  Loss from discontinued operations - diluted ....................          --        (0.03)       (0.01)       (0.24)
                                                                     ---------    ---------    ---------    ---------
      Net income (loss) - diluted ................................   $    0.14    $   (0.03)   $    0.54    $   (0.23)
                                                                     =========    =========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ..........................................................      21,489       21,741       20,747       21,711
  Diluted ........................................................      24,234       22,224       24,158       21,907


     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                          --------------------
                                                                            2002         2003
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................................   $ 12,392    $ (4,980)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities including discontinued operations:
     Minority interests in income of consolidated subsidiaries ........        955         730
     Equity in earnings of investments ................................     (3,419)     (3,159)
     Depreciation and amortization ....................................     19,283      20,682
     Write-down of goodwill included in discontinued operations .......         --       7,400
     Deferred revenue .................................................         --        (307)
     Non-cash income from receipt of treasury stock ...................       (180)         --
  Changes in operating assets and liabilities; net of acquisitions and dispositions:
       Accounts receivable, net .......................................     (1,827)      6,689
       Other receivables and current assets ...........................        489      (1,655)
       Accounts payable and accrued expenses ..........................      3,058      (3,950)
                                                                          --------    --------
         Net cash provided by operating activities ....................     30,751      21,450
                                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .................................    (17,917)    (17,570)
  Contributions to joint ventures .....................................       (867)       (620)
  Distributions from joint ventures ...................................      1,339       2,941
  Other investments ...................................................     (3,376)      2,286
                                                                          --------    --------
     Net cash used in investing activities ............................    (20,821)    (12,963)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt ..........................................     (5,213)     (3,176)
  Financing costs .....................................................       (422)         --
  Proceeds from exercise of stock options .............................      1,077         250
  Other items .........................................................         --           3
                                                                          --------    --------
     Net cash used in financing activities ............................     (4,558)     (2,923)
                                                                          --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................      5,372       5,564

CASH AND CASH EQUIVALENTS, beginning of year ..........................     10,761      19,153
                                                                          --------    --------

CASH AND CASH EQUIVALENTS, end of period ..............................   $ 16,133    $ 24,717
                                                                          ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                        RADIOLOGIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS

         Radiologix, Inc. (together with its subsidiaries referred to as "Radiologix", the "Company," "we" or "us"), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. As of September 30, 2003, Radiologix owned, operated or maintained an ownership interest in imaging equipment at 110 locations, including five imaging centers that have been designated for sale or closure over the next three months that are included in discontinued operations in the accompanying unaudited consolidated financial statements. In addition, we provided management services to ten radiology practices. As of September 30, 2003, our imaging centers are located in 16 states, with a concentrated geographic coverage in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia. Radiologix offers multi-modality imaging services at 64 of its diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         This quarterly report for Radiologix supplements our annual report to security holders for the fiscal year ended December 31, 2002. As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in the annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature, other than those adjustments related to severance costs and discontinued operations which are discussed separately in Notes 5 and 6. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the audited consolidated financial statements and notes included in our annual report to security holders for the year ended December 31, 2002.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         During the three months ended September 30, 2003, an additional imaging center was included in discontinued operations in the accompanying unaudited consolidated statements of income. As a result, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), a $500,000 pre-tax charge to write-down the goodwill was recognized during the three months ended September 30, 2003. As of September 30, 2003, eight imaging centers were included in discontinued operations in the accompanying unaudited consolidated statements of income. The nine months ended September 30, 2003 includes a $7.4 million pre-tax charge to write-down the goodwill related to these imaging centers.

GOODWILL AND INTANGIBLE ASSETS

         The value of intangible assets (consisting primarily of service agreements and goodwill) is stated at the lower of cost or fair value.

         At September 30, 2003, the Company has $21.1 million of goodwill related to the acquired intangible assets of our subsidiary, Questar Imaging, Inc. ("Questar"). During the first quarter of 2003, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" we performed the annual impairment test of our Questar operations. We engaged an independent third party valuation specialist to determine the fair value of these operations. Their valuation indicated that the fair value of the Questar operations exceeded the carrying value after considering the write-down of goodwill for discontinued operations. Consequently, no impairment was recorded.

         The intangible asset related to a service agreement is recorded on the date of acquisition, and represents the difference between the cost of purchasing the right to manage a radiology practice and the net assets acquired. Under the initial 40-year term of the agreements, the contracted radiology practices have agreed to provide medical services to facilities managed by Radiologix. In the event a contracted radiology practice breaches the service agreement, or if Radiologix terminates with cause, the contracted radiology practice is required to purchase all related tangible and intangible assets, including the unamortized portion of the service agreement intangible asset, at the then net book value. The Company's service agreements, included in the consolidated balance sheets as intangible assets, net, are not considered to have an indefinite useful life and will continue to be amortized over a useful life of 25 years. In connection with the restructuring of certain service agreements during 2002, $6.0 million was capitalized as an addition to service agreements. Accumulated amortization of intangible assets at September 30, 2002 and 2003 amounted to $17.6 and $16.9 million, respectively. Amortization expense for the three months ended September 30, 2002 and 2003 equated to $848,000 and $953,000, respectively. Amortization expense for the nine months ended September 30, 2002 and 2003 equated to $2.5 million and $2.9 million, respectively. We expect amortization expense to approximate $16.2 million in total over the next five years.

         We regularly evaluate the carrying value of our finite lived intangible assets in light of any events or circumstances that may indicate that the carrying amount or amortization period should be adjusted. As of September 30, 2003, we do not believe there are any indicators that the carrying values or the useful lives of these assets need to be adjusted. Future disposals or terminations of Questar operations may result in additional goodwill impairment charges.

STOCK-BASED AWARDS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") fair value of accounting for stock-based employee compensation. It also requires certain disclosure in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. We do not recognize compensation expense for our stock option grants, which are issued at fair value at the date of grant. During the three months ended March 31, 2003, 500,000 options were issued which vest based on the Company's common stock exceeding various stock closing sales prices for 20 consecutive days. During the three months ended June 30, 2003, 125,000 options were issued that vest based on the Company's common stock exceeding various stock closing sales prices for 20 consecutive days. None of these options vested during the nine months ended September 30, 2003. Due to the volatility of the Company's most recent stock prices, the Company was not able to estimate the fair value of the 500,000 options granted during the three months ended March 31, 2003 or the 125,000 options granted during the three months ended June 30, 2003 that vest at a determined sales price and therefore, did not recognize compensation expense. Upon vesting, the Company will recognize compensation expense for these variable options. The Company has not adopted fair value accounting for its employee stock options. In addition, 125,000 options were issued as incentive compensation at the time of employment and were not under the Company's 1996 Stock Option Plan and have similar vesting as options issued under the Company's 1996 Stock Option Plan.

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

         SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method to make pro forma disclosure of net income (loss) and net income (loss) per share as if the fair value method of accounting had been applied. The effects of applying SFAS No. 123 during the nine months ended September 30, 2002 and 2003 are as follows (in thousands, except per share amounts):

                                                               2002          2003
                                                            ----------    ----------
Income from continuing operations .......................   $   12,644    $      301
Loss from discontinued operations, net of tax
    benefit .............................................         (252)       (5,281)
                                                            ----------    ----------
Net income (loss) .......................................       12,392        (4,980)
Deduct:  Total stock-based compensation expense
    determined under fair value based method for all
    awards, net of related tax effects ..................       (1,348)       (1,290)
                                                            ----------    ----------
Pro forma net income (loss) .............................   $   11,044    $   (6,270)
                                                            ==========    ==========

Earnings (loss) per common share:
  Income from continuing operations - basic .............   $     0.61    $     0.01
  Loss from discontinued operations - basic .............        (0.01)        (0.24)
                                                            ----------    ----------
  Net income (loss) - basic .............................   $     0.60    $    (0.23)
  Proforma net income (loss) - basic ....................   $     0.53    $    (0.29)

  Income from continuing operations - diluted ...........   $     0.55    $     0.01
  Loss from discontinued operations - diluted ...........        (0.01)        (0.24)
                                                            ----------    ----------
  Net income (loss) - diluted ...........................   $     0.54    $    (0.23)
  Proforma net income (loss) - diluted ..................   $     0.48    $    (0.29)

         The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the nine months ended September 30, 2002 and 2003, respectively: risk-free interest rate of 3.87% and 4.27%; expected life of 6.93 and 7.50 years; expected volatility of 83.1%, and 67.5%; and dividend yield of zero in 2002 and 2003, respectively. The weighted-average grant-date fair value of new grants during the nine months ended September 30, 2002 and 2003 was $11.65 per share, and $2.56 per share, respectively.

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

         The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of operations had Radiologix met the provisions of EITF 97-2 (in thousands):

                                                    FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                    --------------------------        -------------------------
                                                     2002               2003             2002            2003
                                                    ---------        ---------        ---------       ---------
Revenue for contracted radiology practices
  and diagnostic imaging centers, net of
  contractual adjustments ...................       $  96,078        $  90,295        $ 291,224       $ 269,626

Less: amounts retained by contracted
  radiology practices .......................         (26,454)         (25,930)         (79,554)        (76,261)
                                                    ---------        ---------        ---------       ---------
Service fee revenue .........................       $  69,624        $  64,365        $ 211,670       $ 193,365
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

         The Company's service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams:
(1) a negotiated percentage (up to 30%) of the adjusted professional revenues as defined in the service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, Radiologix has negotiated a base service fee, which is equal to the estimated fair market value of the services provided under the service agreements and which is renegotiated each year to equal the fair market value of the services provided under the service agreements. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the contracted radiology practices' revenue. Revenues of Questar are primarily derived from technical revenues generated from those imaging centers. Service fee revenue consists of the following (in thousands):

                                    FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                       2002             2003            2002            2003
                                    ---------        ---------       ---------       ---------
Professional component ......       $  12,804        $  11,952       $  42,371       $  35,325
Technical component .........          56,820           52,413         169,299         158,040
                                    ---------        ---------       ---------       ---------
     Service fee revenue ....       $  69,624        $  64,365       $ 211,670       $ 193,365
                                    =========        =========       =========       =========

SEVERANCE AND OTHER RELATED COSTS

         During the nine months ended September 30, 2003, we recorded severance costs of $1,280,000. These costs include severance incurred in connection with changes in the Company's senior management team and a cost reduction program that resulted in a workforce reduction at the corporate office and among certain field employees. The following table provides a reconciliation of the beginning and ending liability balances in connection with severance and other related costs recorded in the current and prior periods as of September 30, 2003 (in thousands):

                  Balance at December 31, 2002 .....   $   773
                  Expense ..........................     1,280
                  Cash payments ....................    (1,982)
                                                       -------
                  Balance at September 30, 2003 ....   $    71
                                                       =======

         The above liability balances are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), effective December 15, 2003. FIN 46 requires that a company consolidate or disclose information about a variable interest entity. FIN 46 applies prospectively to all enterprises with variable interests in variable interest entities created after January 31, 2003. The disclosure provisions are effective for financial statements of interim periods after December 15, 2003. The effect of FIN 46 on the Company has not yet been determined.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). Radiologix consolidates three finite-lived joint ventures that qualify as mandatorily redeemable non-controlling interests, as defined by SFAS 150. Upon termination of these joint ventures at a contractually designated future date, all net assets will be distributed to the joint venture partners, including Radiologix, in accordance with the partners' ownership percentage, and at settlement amounts that are comparable to book values. Upon adoption of the measurement and recognition provisions of SFAS 150 (currently deferred indefinitely for mandatorily redeemable non-controlling interests), Radiologix will measure the non-controlling interests in these ventures at settlement value and recognize the non-controlling interests as liabilities.

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

Credit Facility

         At September 30, 2003, no borrowings were outstanding under our credit facility of $35 million. Under the credit facility, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). At September 30, 2003, the Company was in compliance with these covenants. At September 30, 2003, certain financial ratios have restricted the Company's ability to borrow up to $35 million. As a result of the financial covenant ratios, at September 30, 2003, the Company has available up to $11.6 million under the credit facility. Borrowings under the credit facility are secured by all service agreements that the Company is or becomes a party to, a pledge of the stock of the Company's subsidiaries and all of the Company's and its wholly-owned subsidiaries' assets.

Convertible Subordinated Debt

         The Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.00%.

4. DEFERRED REVENUE

         In connection with the amendment of a service agreement in July 2002 with one of the contracted radiology practices, we have recorded deferred revenue of $3.3 million in consideration recognized for the amended agreement, which will be amortized over a 20-year period, representing the remaining life of the agreement. In December 2002, we amended a service agreement of another contracted radiology practice and recorded deferred revenue of $4.8 million in consideration recognized for the amended agreement. Beginning January 2003, the deferred revenue is being amortized over approximately a 19-year period, representing the remaining life of the agreement.

5. COMMITMENTS AND CONTINGENCIES

         As previously disclosed in the Report on Form 10-Q for the quarterly period ended June 30, 2003, the Company has been subject to a lawsuit and a demand for arbitration with physicians in San Antonio, Texas. On September 29, 2003, the parties executed a comprehensive agreement to settle by arbitration all disputes between the parties for all claims arising in the lawsuit and demand for arbitration. The arbitration was conducted and completed on October 8, 2003 and mutual general releases became effective as of that date. The management service agreement shall terminate and the parties shall separate their business dealings commencing on June 30, 2004. The lawsuits have been dismissed and the matter has now been concluded. The service fee revenue and income from continuing operations before income taxes of the Central region will be decreased by approximately 15% and 32%, respectively, as a result of the portion of the business to be severed June 30, 2004.

         As part of a routine, ongoing compliance and legal review, Radiologix has found that rents negotiated for the subletting of space from physician landlords of several Radiologix locations may have exceeded fair market value. Radiologix sent a letter to the U.S. Department of Health & Human Services' Office of the Inspector General ("OIG"), informing them of the preliminary findings and seeking their guidance and assistance to remedy this situation. Accordingly, in the second quarter of 2003, we recorded $500,000 as an estimate for potential payments we may incur directly or indirectly. Subsequently, Radiologix has qualified for the Provider Self-disclosure Protocol of the Department of Health and Human Services' Office of the Inspector General ("OIG"). The Provider Self-disclosure Protocol is a self-reporting program that provides for minimizing the cost and disruption associated with on-going investigations of the OIG. Since the inquiry is in its very early stages, it is not yet possible for Radiologix to give any assurances that the OIG will not impose fines in excess of our estimate or that any potential payments or findings would not have a material adverse effect on its financial position, cash flow and results of operations.

6. DISCONTINUED OPERATIONS

         As of September 30, 2003, the Company has five imaging centers that have been designated for sale or closure over the next three months that are included in discontinued operations in the accompanying unaudited consolidated statements of income. These imaging centers do not represent centers around which we can build a market concentration. During the three months ended September 30, 2003 an additional imaging center was included in discontinued operations. As a result, in accordance with SFAS No. 144, a $500,000 pre-tax charge to write-down the goodwill was recognized during the three months ended September 30, 2003. This imaging center was subsequently sold effective September 30, 2003 along with two other imaging centers for the assumption of certain obligations. A $300,000 pre-tax charge for an equipment lease buy-out for one of the imaging centers sold was recognized during the three months ended September 30, 2003. The five imaging centers designated for sale or closure and three imaging centers sold are reported in discontinued operations in the accompanying unaudited consolidated statements of income for the three and nine months ended September 30, 2002 and 2003. The nine months ended September 30, 2003 include a $7.4 million pre-tax charge to write-down the related goodwill of these imaging centers in accordance with SFAS No. 144. For the three and nine months ended September 30, 2002, the accompanying unaudited consolidated statements of income have been restated to reflect the results of operations of the eight imaging centers as discontinued operations.

         Service fee revenue and loss from discontinued operations were as follows (in thousands):

                                             FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                             --------------------------        -------------------------
                                                2002              2003           2002             2003
                                             ---------        ---------        ---------       ---------
Service fee revenue ..................       $   1,650        $   1,535        $   5,685       $   4,423
Loss from discontinued operations
    before income taxes ..............       $    (282)       $  (1,137)       $    (420)      $  (8,802)
Income tax benefit ...................            (113)            (455)            (168)         (3,521)
                                             ---------        ---------        ---------       ---------
Loss from discontinued operations ....       $    (169)       $    (682)       $    (252)      $  (5,281)
                                             =========        =========        =========       =========

         Assets and liabilities of discontinued operations as of September 30, 2002 and 2003 were as follows (in thousands):

                                                 2002     2003
                                               ------   ------
                Assets .....................   $3,556   $1,762
                Liabilities ................    1,833    1,508
                                               ------   ------
                Net assets .................   $1,723   $  254
                                               ======   ======

7. EARNINGS PER SHARE

         Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible junior subordinated note using the "if converted" method to the extent the securities are not anti-dilutive. For the three months ended September 30, 2003, approximately $145,000 of tax-effected interest savings and 1,593,098 weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period. For the three months ended September 30, 2002, approximately $144,000 of tax-effected interest savings and 1,613,898 weighted average shares related to the convertible junior subordinated note were included in the computation of diluted EPS. For the three months ended September 30, 2002 and 2003, 1,131,534 shares and 482,592 shares, respectively, related to stock options were included in diluted EPS.

         For the nine months ended September 30, 2003, approximately $435,000 of tax-effected interest savings and 1,593,098 weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period. For the nine months ended September 30, 2002, approximately $614,000 of tax-effected interest savings and 2,183,777 weighted average shares related to the convertible junior subordinated note were included in the computation of diluted

EPS. For the nine months ended September 30, 2002 and 2003, 1,227,184 shares and 196,079 shares, respectively, related to stock options were included in diluted EPS.

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

         The following table summarizes the operating results and assets by the five reportable segments (dollars in thousands):

                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                            --------------------------------------------------------------------------------
                                            Mid-Atlantic    Northeastern    Central      Western
                                              Region (1)     Region (2)    Region (3)   Region (4)   Questar (5)     Total
                                            ------------    ------------   ----------   ----------   -----------    --------
Service fee revenue .....................   $     92,967          48,136       26,444       24,835        19,288    $211,670
Total costs and expenses ................   $     70,958          37,779       19,736       22,803        15,607    $166,883
Income from continuing operations
  before equity in earnings of
  investments and minority interests
  in income of consolidated
subsidiaries, and income taxes ..........   $     22,009          10,357        6,708        2,032         3,681    $ 44,787
Equity in earnings of investments .......   $      2,683              --          736           --            --    $  3,419
Minority interests in income of
  consolidated subsidiaries .............   $       (631)             --         (319)          --            (5)   $   (955)
Income from continuing operations
  before income taxes ...................   $     24,061          10,357        7,125        2,032         3,676    $ 47,251
Loss from discontinued operations .......   $         --              --           --           --          (420)   $   (420)
Income before income taxes ..............   $     24,061          10,357        7,125        2,032         3,256    $ 46,831

Assets ..................................   $     77,847          39,129       27,012       21,476        20,004    $185,468
Purchases of property and equipment .....   $      9,286           2,878        1,991        3,107           412    $ 17,674

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                            --------------------------------------------------------------------------------
                                            Mid-Atlantic    Northeastern    Central      Western
                                             Region (1)      Region (2)    Region (3)   Region (4)   Questar (5)     Total
                                            ------------    ------------   ----------   ----------   -----------    --------
Service fee revenue ......................  $     87,083          36,374       25,106        28,160       16,642    $ 193,365
Total costs and expenses..................  $     72,324          36,277       19,383        25,122       15,992    $ 169,098
Income from continuing operations
  before equity in earnings of
  investments and minority interests
  in income of consolidated
  subsidiaries, and income taxes .........  $     14,759              97        5,723         3,038          650    $  24,267
Equity in earnings of investments ........  $      2,819              --          340            --           --    $   3,159
Minority interests in income of
  consolidated subsidiaries ..............  $       (449)             --         (240)           --          (41)   $    (730)
Income from continuing operations
  before income taxes ....................  $     17,129              97        5,823         3,038          609    $  26,696
Loss from discontinued operations ........  $         --              --           --            --       (8,802)   $  (8,802)
Income (loss) before income taxes ........  $     17,129              97        5,823         3,038       (8,193)   $  17,894

Assets ...................................  $     71,176          36,081       24,987        22,219       39,047    $ 193,510
Purchases of property and equipment ......  $      7,399           3,411          764         2,929        2,849    $  17,352

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

         Corporate assets, including intangible assets, as of September 30, 2002 and 2003 were $110,623 and $88,918, respectively.

         The following is a reconciliation of income (loss) before income taxes and purchases of property and equipment by the Company's five reportable segments to the Company's consolidated financial statements for the nine months ended September 30, 2002 and 2003 (in thousands):

                                                        FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -------------------------
                                                           2002           2003
                                                        ----------     ----------
Segment income before income taxes .................    $   46,831     $   17,894
Unallocated amounts:
   Corporate general and administrative ............       (11,577)       (10,576)
   Corporate severance and other related costs .....            --         (1,027)
   Corporate other income ..........................           180             --
   Corporate depreciation and amortization .........        (4,267)        (4,646)
   Corporate interest expense ......................       (10,513)        (9,945)
                                                        ----------     ----------
Consolidated income (loss) including
    discontinued operations before income taxes ....    $   20,654     $   (8,300)
                                                        ==========     ==========

                                                  FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  -------------------------
                                                     2002           2003
                                                  ----------    ----------
Purchases of property and equipment
  Segment amounts ............................    $   17,674    $   17,352
  Corporate amount ...........................           243           218
                                                  ----------    ----------
Total purchases of property and equipment ....    $   17,917    $   17,570
                                                  ==========    ==========


9. JOINT VENTURE FINANCIAL INFORMATION

         The Company has nine unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by the contracted radiology practices in the market area or a radiology practice that participates in the joint venture. The following table is a summary of key financial data for these joint ventures: (in thousands):

                               DECEMBER 31,    SEPTEMBER 30,
                                   2002             2003
                               ------------    -------------
Current assets ............    $     18,873    $      20,330
Noncurrent assets .........    $     14,184    $      14,752
Current liabilities .......    $      6,263    $       5,879
Noncurrent liabilities ....    $        653    $         427

                          FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                 SEPTEMBER 30,              SEPTEMBER 30,
                          --------------------------  -------------------------
                             2002             2003        2002          2003
                          ----------      ----------  ----------     ----------
Minority interest ....    $    1,212      $      647  $    3,419     $    3,159
Net revenue ..........    $   11,983      $    9,866  $   36,961     $   37,271
Net income ...........    $    3,431      $    2,156  $   10,017     $    9,480


10. SUPPLEMENTAL GUARANTOR INFORMATION

         In connection with the senior notes, certain of the Company's subsidiaries ("Subsidiary Guarantors") guaranteed, jointly and severally, the Company's obligation to pay principal and interest on the senior notes on a full and unconditional basis.

         The following supplemental condensed consolidating financial information presents the balance sheets as of December 31, 2002 and September 30, 2003, and the statements of operations and cash flows for the nine months ended September 30, 2002 and 2003. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the non-guarantor subsidiaries using the equity method.

         The non-guarantor subsidiaries include Advanced PET Imaging of Maryland, L.P., Lakewood OpenScan MR, LLC, Lexington MR, Ltd., Montgomery Community Magnetic Imaging Center Limited Partnership, Tower OpenScan MRI, and MRI at St. Joseph Medical Center LLC. The Subsidiary Guarantors include all wholly owned subsidiaries of Radiologix, Inc. (the "Parent").

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                   SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                     PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   ---------       ----------    -------------    ------------   ------------
ASSETS:

Cash and cash equivalents ...................      $  15,775       $    (381)      $   3,759       $      --       $ 19,153
Accounts receivable, net of allowances ......             --          66,190           3,187              --         69,377
Other current assets ........................             82          13,099            (856)             --         12,325
                                                   ---------       ---------       ---------       ---------       --------
          Total current assets ..............         15,857          78,908           6,090              --        100,855
Property and equipment, net .................          2,314          57,071           2,718              --         62,103
Investment in subsidiaries ..................        140,667              --              --        (140,667)            --
Goodwill ....................................             --          28,510              --              --         28,510
Intangible assets, net ......................             --          70,581           1,570              --         72,151
Other assets ................................         17,120          15,318              34              --         32,472
                                                   ---------       ---------       ---------       ---------       --------
                                                   $ 175,958       $ 250,388       $  10,412       $(140,667)      $296,091
                                                   =========       =========       =========       =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses .......      $   7,490       $  26,380       $   1,759       $      --       $ 35,629
Current portion of long-term obligations ....             13           3,681             624              --          4,318
Other current liabilities ...................             --             458              --              --            458
                                                   ---------       ---------       ---------       ---------       --------
          Total current liabilities .........          7,503          30,519           2,383              --         40,405
Long-term obligations, net of current
    portion .................................        171,567           1,090           1,254              --        173,911
Other noncurrent liabilities ................        (71,479)         86,638          (3,091)             --         12,068
Minority interests in consolidated
    subsidiaries ............................             --              --           1,340              --          1,340
Stockholders' equity ........................         68,367         132,141           8,526        (140,667)        68,367
                                                   ---------       ---------       ---------       ---------       --------
                                                   $ 175,958       $ 250,388       $  10,412       $(140,667)      $296,091
                                                   =========       =========       =========       =========       ========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

                               SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                  SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                     PARENT       GUARANTORS    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                   ---------      ----------    -------------    ------------    ------------
ASSETS:

Cash and cash equivalents ...................      $  21,232       $   1,542      $   1,943       $      --       $  24,717
Accounts receivable, net of allowances ......             --          59,871          2,817              --          62,688
Other current assets ........................          1,060          13,588           (914)             --          13,734
                                                   ---------       ---------      ---------       ---------       ---------
          Total current assets ..............         22,292          75,001          3,846              --         101,139
Property and equipment, net .................          2,237          58,113          2,546              --          62,896
Investment in subsidiaries ..................        149,891              --             --        (149,891)             --
Goodwill ....................................             --          21,110             --              --          21,110
Intangible assets, net ......................             --          61,397          7,940              --          69,337
Other assets ................................         15,627          12,289             30              --          27,946
                                                   ---------       ---------      ---------       ---------       ---------
                                                   $ 190,047       $ 227,910      $  14,362       $(149,891)      $ 282,428
                                                   =========       =========      =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses .......      $   7,334       $  17,353      $   7,641       $      --       $  32,328
Current portion of long-term obligations ....             45           1,853            601              --           2,499
Other current liabilities ...................             47             462              2              --             511
                                                   ---------       ---------      ---------       ---------       ---------
          Total current liabilities .........          7,426          19,668          8,244              --          35,338
Long-term obligations, net of current
    portion .................................        171,526             201            775              --         172,502
Other noncurrent liabilities ................        (52,545)         67,852         (5,829)             --           9,478
Minority interests in consolidated
    subsidiaries ............................             --              --          1,470              --           1,470
Stockholders' equity ........................         63,640         140,189          9,702        (149,891)         63,640
                                                   ---------       ---------      ---------       ---------       ---------
                                                   $ 190,047       $ 227,910      $  14,362       $(149,891)      $ 282,428
                                                   =========       =========      =========       =========       =========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                                    SUBSIDIARY     NON-GUARANTOR                       TOTAL
                                                      PARENT        GUARANTORS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     ---------      ----------     -------------    ------------   ------------
Service fee revenue ...........................      $      --       $ 194,906       $  16,764       $      --      $ 211,670
Costs and expenses:
    Salaries and benefits .....................             --          59,084           2,266              --         61,350
    Field supplies ............................             --          11,964             877              --         12,841
    Field rent and lease expense ..............             --          20,968           1,484              --         22,452
    Other field expenses ......................           (180)         29,042           4,936              --         33,798
    Bad debt expense ..........................             --          16,774           1,166              --         17,940
    Corporate general and administrative ......         11,577              --              --              --         11,577
    Depreciation and amortization .............          2,076          16,108             751              --         18,935
    Interest expense, net .....................         10,513           3,352             302              --         14,167
                                                     ---------       ---------       ---------       ---------      ---------
         Total costs and expenses .............         23,986         157,292          11,782              --        193,060
                                                     ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing operations
    before equity in earnings of
    investments, minority interests in
    income of consolidated subsidiaries,
    and income taxes ..........................        (23,986)         37,614           4,982              --         18,610
Equity in earnings of investments .............             --           3,419              --              --          3,419
Minority interests in income of
    consolidated subsidiaries .................             --              --            (955)             --           (955)
                                                     ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing operations
    before income .............................        (23,986)         41,033           4,027              --         21,074
    Income tax expense (benefit) ..............         (9,594)         16,413           1,611              --          8,430
                                                     ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing
      operations ..............................        (14,392)         24,620           2,416              --         12,644
                                                     ---------       ---------       ---------       ---------      ---------
Discontinued operations:
    Loss from discontinued operations .........             --            (420)             --              --           (420)
    Income tax benefit ........................             --            (168)             --              --           (168)
                                                     ---------       ---------       ---------       ---------      ---------
Loss from discontinued operations, net ........             --            (252)             --              --           (252)
                                                     ---------       ---------       ---------       ---------      ---------
Net income (loss) .............................      $ (14,392)      $  24,368       $   2,416       $      --      $  12,392
                                                     =========       =========       =========       =========      =========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                                     SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                      PARENT         GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     ---------       ----------    -------------   ------------   ------------
Service fee revenue ...........................      $      --       $  64,327       $   5,297       $      --      $  69,624
Costs and expenses:
    Salaries and benefits .....................             --          20,412             776              --         21,188
    Field supplies ............................             --           3,902             288              --          4,190
    Field rent and lease expense ..............             --           7,004             491              --          7,495
    Other field expenses ......................             --           9,644           1,540              --         11,184
    Bad debt expense ..........................             --           5,631             376              --          6,007
    Corporate general and administrative ......          3,712              --              --              --          3,712
    Depreciation and amortization .............            725           5,637             251              --          6,613
    Interest expense, net .....................          3,387           1,012             161              --          4,560
                                                     ---------       ---------       ---------       ---------      ---------
         Total costs and expenses .............          7,824          53,242           3,883              --         64,949
                                                     ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing operations
    before equity in earnings of
    investments, minority interests in
    income of consolidated subsidiaries,
    and income taxes ..........................         (7,824)         11,085           1,414              --          4,675
Equity in earnings of investments .............             --           1,212              --              --          1,212
Minority interests in income of
    consolidated subsidiaries .................             --              --            (286)             --           (286)
                                                     ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing operations
    before income .............................         (7,824)         12,297           1,128              --          5,601
    Income tax expense (benefit) ..............         (3,129)          4,919             451              --          2,241
                                                     ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing
      operations ..............................         (4,695)          7,378             677              --          3,360
                                                     ---------       ---------       ---------       ---------      ---------
Discontinued operations:
    Loss from discontinued operations .........             --            (282)             --              --           (282)
    Income tax benefit ........................             --            (113)             --              --           (113)
                                                     ---------       ---------       ---------       ---------      ---------
Loss from discontinued operations, net ........             --            (169)             --              --           (169)
                                                     ---------       ---------       ---------       ---------      ---------
Net income (loss) .............................      $  (4,695)      $   7,209       $     677       $      --      $   3,191
                                                     =========       =========       =========       =========      =========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                    SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                     PARENT         GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    ---------       ----------    -------------   ------------   ------------
Service fee revenue ..........................      $      --       $ 179,756       $  13,609       $      --      $ 193,365
Costs and expenses:
    Salaries and benefits ....................             --          60,883           2,171              --         63,054
    Field supplies ...........................             --          12,300             844              --         13,144
    Field rent and lease expense .............             --          22,766           1,479              --         24,245
    Other field expenses .....................             --          27,285           4,648              --         31,933
    Bad debt expense .........................             --          15,686             994              --         16,680
    Severance and other related costs ........          1,027             253              --              --          1,280
    Corporate general and administrative .....         10,576              --              --              --         10,576
    Depreciation and amortization ............          2,129          17,870             658              --         20,657
    Interest expense, net ....................          9,945           3,653             125              --         13,723
                                                    ---------       ---------       ---------       ---------      ---------
         Total costs and expenses ............         23,677         160,696          10,919              --        195,292
                                                    ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing operations
    before equity in earnings of
    investments, minority interests in
    income of consolidated subsidiaries,
    and income taxes .........................        (23,677)         19,060           2,690              --         (1,927)
Equity in earnings of investments ............             --           3,159              --              --          3,159
Minority interests in income of
    consolidated subsidiaries ................             --              --            (730)             --           (730)
                                                    ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing operations
    before income ............................        (23,677)         22,219           1,960              --            502
    Income tax expense (benefit) .............         (9,471)          8,888             784              --            201
                                                    ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing
      operations .............................        (14,206)         13,331           1,176              --            301
                                                    ---------       ---------       ---------       ---------      ---------
Discontinued operations:
    Loss from discontinued operations ........             --          (8,802)             --              --         (8,802)
    Income tax benefit .......................             --          (3,521)             --              --         (3,521)
                                                    ---------       ---------       ---------       ---------      ---------
Loss from discontinued operations, net .......             --          (5,281)             --              --         (5,281)
                                                    ---------       ---------       ---------       ---------      ---------
Net income (loss) ............................      $ (14,206)      $   8,050       $   1,176       $      --      $  (4,980)
                                                    =========       =========       =========       =========      =========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                    SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                     PARENT         GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    ---------       ----------    -------------   ------------   ------------
Service fee revenue ..........................      $      --       $  59,987       $   4,378       $      --      $  64,365
Costs and expenses:
    Salaries and benefits ....................             --          20,450             695              --         21,145
    Field supplies ...........................             --           4,185             270              --          4,455
    Field rent and lease expense .............             --           7,664             471              --          8,135
    Other field expenses .....................             --           8,936           1,636              --         10,572
    Bad debt expense .........................             --           5,253             325              --          5,578
    Severance and other related costs ........             --              --              --              --             --
    Corporate general and administrative .....          3,560              --              --              --          3,560
    Depreciation and amortization ............            642           5,962             216              --          6,820
    Interest expense, net ....................          3,270           1,170              46              --          4,486
                                                    ---------       ---------       ---------       ---------      ---------
         Total costs and expenses ............          7,472          53,620           3,659              --         64,751
                                                    ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing operations
    before equity in earnings of
    investments, minority interests in
    income of consolidated subsidiaries,
    and income taxes .........................         (7,472)          6,367             719              --           (386)
Equity in earnings of investments ............             --             647              --              --            647
Minority interests in income of
    consolidated subsidiaries ................             --              --            (200)             --           (200)
                                                    ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing operations
    before income ............................         (7,472)          7,014             519              --             61
    Income tax expense (benefit) .............         (2,989)          2,806             208              --             25
                                                    ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing
      operations .............................         (4,483)          4,208             311              --             36
                                                    ---------       ---------       ---------       ---------      ---------
Discontinued operations:
    Loss from discontinued operations ........             --          (1,137)             --              --         (1,137)
    Income tax benefit .......................             --            (455)             --              --           (455)
                                                    ---------       ---------       ---------       ---------      ---------
Loss from discontinued operations, net .......             --            (682)             --              --           (682)
                                                    ---------       ---------       ---------       ---------      ---------

Net income (loss) ............................      $  (4,483)      $   3,526       $     311       $      --      $    (646)
                                                    =========       =========       =========       =========      =========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                                         SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                          PARENT         GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         ---------       ----------    -------------   ------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES .............................      $  (7,630)      $  37,165       $   1,216       $      --      $  30,751

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and equipment, net .........         (2,431)        (15,269)           (217)             --        (17,917)
  Joint ventures ...................................             --             472              --              --            472
  Other items ......................................         (2,751)           (697)             72              --         (3,376)
                                                          ---------       ---------       ---------       ---------      ---------
          Net cash used in investing activities ....         (5,182)        (15,494)           (145)             --        (20,821)
                                                          ---------       ---------       ---------       ---------      ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds (payments) on long-term debt ............         (4,049)         (1,784)            620              --         (5,213)
  Due to/from parent/subsidiaries ..................         17,586         (17,663)             77              --             --
  Other items ......................................          3,247          (2,608)             16              --            655
                                                          ---------       ---------       ---------       ---------      ---------
          Net cash provided by (used in)
              financing activities .................         16,784         (22,055)            713              --         (4,558)
                                                          ---------       ---------       ---------       ---------      ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .............................          3,972            (384)          1,784              --          5,372
CASH AND CASH EQUIVALENTS,
  beginning of period ..............................          7,670            (953)          4,044              --         10,761
                                                          ---------       ---------       ---------       ---------      ---------
CASH AND CASH EQUIVALENTS,
  end of period ....................................      $  11,642       $  (1,337)      $   5,828       $      --      $  16,133
                                                          =========       =========       =========       =========      =========

                        RADIOLOGIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                     SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                      PARENT         GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     ---------       ----------    -------------   ------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ........................      $ (14,310)      $  26,884       $   8,876       $      --      $  21,450
                                                     ---------       ---------       ---------       ---------      ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and equipment .........         (2,052)        (15,032)           (486)             --        (17,570)
  Joint ventures ..............................             --           2,321              --              --          2,321
  Other investments ...........................            285           8,967          (6,966)             --          2,286
                                                     ---------       ---------       ---------       ---------      ---------
          Net cash used in investing activities         (1,767)         (3,744)         (7,452)             --        (12,963)
                                                     ---------       ---------       ---------       ---------      ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on long-term debt ..................             (9)         (2,665)           (502)             --         (3,176)
  Due to/from parent/subsidiaries .............         21,289         (18,536)         (2,753)             --             --
  Other items .................................            254             (16)             15              --            253
                                                     ---------       ---------       ---------       ---------      ---------
          Net cash provided by (used in)
              financing activities ............         21,534         (21,217)         (3,240)             --         (2,923)
                                                     ---------       ---------       ---------       ---------      ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ........................          5,457           1,923          (1,816)             --          5,564
CASH AND CASH EQUIVALENTS,
  beginning of period .........................         15,775            (381)          3,759              --         19,153
                                                     ---------       ---------       ---------       ---------      ---------
CASH AND CASH EQUIVALENTS,
  end of period ...............................      $  21,232       $   1,542       $   1,943       $      --      $  24,717
                                                     =========       =========       =========       =========      =========

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

OVERVIEW

         We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging
(MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the nine months ended September 30, 2003, we derived 82% of our service fee revenue from the ownership, management and operation of our radiology and imaging center network and 18% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of September 30, 2003, we owned, operated or maintained an ownership interest in imaging equipment at 110 locations, including five imaging centers that have been designated for sale or closure over the next three months that are included in discontinued operations in the accompanying financial statements. In addition, we provided management services to ten radiology practices. As of September 30, 2003, our imaging centers are located in 16 states, with concentrated geographic coverage in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia.

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

         For the nine months ended September 30, 2003, payment for diagnostic imaging services came primarily from commercial third-party payors (66%), governmental payors (28%, including Medicare and Medicaid) and private and other payors (6%). In January 2002, Medicare decreased the payment rates for physician and outpatient services, including diagnostic imaging services, by approximately 5.4%. This payment rate schedule was effective through February 2003. Effective March 1, through December 31, 2003, Congress legislated an increase of approximately 1.6% in the overall reimbursement rates for physician and outpatient services, including diagnostic imaging services. The Centers for Medicare and Medicaid Services ("CMS") proposed in October 2003 a decrease in the payment rates for physician and outpatient services, including diagnostic imaging services, by approximately 4.5% beginning January 1, 2004. The Medicare reform package is now pending before Congress to pass the legislation.

         Our diagnostic imaging centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. For the nine months ended September 30, 2003, approximately 6% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements.

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

         Our results of operations during the nine months ended September 30, 2003 were affected by such factors as increased competition, the current recession, increased payor pre-authorization activity, a shortage of technologists, harsh weather conditions during January and February and most recently, a hurricane in the Mid-Atlantic region. Although we continue to be challenged by these factors, our results of operations are beginning to stabilize in some of our key markets. Beginning in the second half of 2002, and continuing into 2003, increased competition resulted in lower volumes of diagnostic imaging procedures performed. Pre-authorization programs implemented by many of our larger payors and the recruitment and retention of additional technologists have impacted our operating margin. An increasing number of payors with which we do business have instituted during 2003 more comprehensive pre-authorization programs on certain procedures. Under pre-authorization programs, the referring physician must justify medical necessity based on the payor's specific guidelines prior to the services being rendered. The current recession in the United States' economy has contributed to the decline in our volumes of diagnostic imaging procedures performed due to the decrease in the demand for elective procedures within the general population who are no longer covered by health insurance or have higher deductibles and coinsurance. Also, in early fiscal 2002 the shortage of qualified technologists resulted in scheduling backlogs and lost procedure volumes. As many of the open technologist positions were filled by mid-2002, salaries and benefits increased. These costs continued to increase or remained stable, while volume began to decline resulting in lower revenues from contracted radiology practices and diagnostic imaging centers. In September 2003, many of our imaging centers in the Mid-Atlantic regions were closed up to three days due to a hurricane in the geographical area. Therefore, we experienced lower revenues from contracted radiology practices and diagnostic imaging centers in the Mid-Atlantic region during this period. The combined effect of increased salaries and benefits and lower revenues from contracted radiology practices and diagnostic imaging centers decreased our operating margins during the nine months ended September 30, 2003. We cannot give any assurance that any of the factors discussed above will not continue to have an adverse effect on our business, results of operations or financial condition.

         Income before income taxes for each of the regions except the Western region decreased from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. For the nine months ended September 30, 2002 and 2003, the Mid-Atlantic region decreased from $24.1 million to $17.1 million, respectively, the Northeastern region decreased from $10.4 million to $97,000, respectively, the Central region decreased from $7.1 million to $5.8 million, respectively, and Questar decreased from $3.3 million to a loss of $8.2 million, respectively. For the nine months ended September 30, 2002 and 2003 for the Western region income before income taxes increased from $2.0 million to $3.0 million, respectively. The decline in the income before income taxes for three of the four regions and Questar was primarily affected by each of the factors discussed above. Additional factors in specific regions also contributed to the decrease in income before income taxes. Questar's income (loss) before income taxes was also affected by the relative fixed salaries and benefits costs. Due to the relative fixed cost structure of Questar, the decline in volume and therefore, lower revenue for diagnostic imaging centers resulted in a decline in the income (loss) before taxes. In addition, we have identified five imaging centers of Questar that have been designated for sale or closure over the next three months and have sold three imaging centers of Questar during the nine months ended September 30, 2003.

These imaging centers do not represent centers around which we can build a market concentration. During the nine months ended September 30, 2003, a $500,000 pre-tax charge was recognized to write-down the goodwill related to these imaging centers in accordance with Financial Accounting Standards Board Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"). In addition, a $300,000 pre-tax charge for an equipment lease buy-out for one of the imaging centers sold was recognized in the nine months ended September 30, 2003. The Western region has experienced growth in volume of diagnostic imaging procedures performed and increased reimbursement related to a managed care agreement, resulting in an increase in income before taxes for 2003 compared to 2002.

         We completed no acquisitions in the nine months ended September 30, 2002 and September 30, 2003, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Service Fee Revenue

         The following table sets forth the amounts of revenue from contracted radiology practices and diagnostic imaging centers and the amounts retained by the contracted radiology practices (in thousands):

                                                                       FOR THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                     ------------------------------
                                                                                            PERCENT
                                                                       2002        2003     CHANGE
                                                                     --------    --------   -------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual allowances ....     $ 96,078    $ 90,295    (6.0%)
Less: amounts retained by contracted radiology practices .......      (26,454)    (25,930)   (2.0%)
                                                                     --------    --------
Service fee revenue ............................................     $ 69,624    $ 64,365    (7.6%)
                                                                     ========    ========

         Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, decreased $5.8 million, from $96.1 million for the three months ended September 30, 2002 to $90.3 million for the three months ended September 30, 2003. This decrease was primarily due to decreased revenues derived from decreased volume at the diagnostic imaging centers, which decreased our revenue from contracted radiology practices and diagnostic imaging centers. Amounts retained by contracted radiology practices decreased from $26.5 million for the three months ended September 30, 2002 to $25.9 million for the same period in 2003. The decrease in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, offset by the decrease in amounts retained by contracted radiology practices, resulted in a decrease in service fee revenue of $5.2 million, from $69.6 million for the three months ended September 30, 2002 to $64.4 million for the three months ended September 30, 2003.

Salaries and Benefits

         Salaries and benefits decreased $100,000, from $21.2 million for the three months ended September 30, 2002 to $21.1 million for the three months ended September 30, 2003. As a percentage of service fee revenue, salaries and benefits were 30.4% and 32.9% for the three months ended September 30, 2002 and 2003, respectively.

Field Supplies

         Field supplies increased $300,000, from $4.2 million for the three months ended September 30, 2002 to $4.5 million for the three months ended September 30, 2003. The increase in field supplies is primarily related to the higher usage of film for certain procedures that have increased in volume for 2003 compared to 2002. As a percentage of service fee revenue, these costs were 6.0% and 6.9% for the three months ended September 30, 2002 and 2003, respectively.

Field Rent and Lease

         Field rent and lease costs increased $600,000, from $7.5 million for the three months ended September 30, 2002 to $8.1 million for the three months ended September 30, 2003. The increase in field rent and lease costs is primarily related to entering into operating leases for new equipment and higher facility costs for existing locations as well as new locations. As a percentage of service fee revenue, these costs were 10.8% and 12.6% for the three months ended September 30, 2002 and 2003, respectively.

Other Field Costs

         Other field costs decreased $600,000, from $11.2 million for the three months ended September 30, 2002 to $10.6 million for the three months ended September 30, 2003. As a percentage of service fee revenue, these costs were 16.1% for the three months ended September 30, 2002 to 16.4% for the same period in 2003. In connection with the amendment of two service agreements during the year ended December 31, 2002, certain costs are no longer paid by the Company, which contributed to the decrease in other field expenses.

Bad Debt

         Bad debt decreased $400,000, from $6.0 million for the three months ended September 30, 2002 to $5.6 million for the three months ended September 30, 2003. The decrease in bad debt is primarily the result of terminating services performed at certain hospitals. Generally, bad debt experience with reimbursement for hospital services is at a higher percentage of revenues than the experience with reimbursement for imaging center services. As a percentage of service fee revenue, these costs were 8.6% and 8.7% for the three months ended September 30, 2002 and 2003, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt expense should be compared for the three months ended September 30, 2002 and 2003 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, bad debt expense was 6.3% for the three months ended September 30, 2002 and 6.2% for the three months ended September 30, 2003.

Corporate, General and Administrative

         Corporate, general and administrative expenses decreased $100,000, from $3.7 million for the three months ended September 30, 2002 to $3.6 million for the three months ended September 30, 2003. As a percentage of service fee revenue, these costs were 5.3% and 5.5% for the three months ended September 30, 2002 and 2003, respectively. During the first quarter of 2003, we initiated cost reduction programs at our corporate office and our field offices. We believe this may result in corporate, general and administrative annual cost savings of approximately $2.0 million. During 2003, these cost savings have been partially offset by additional legal costs and consulting services.

Depreciation and Amortization

         Depreciation and amortization expense increased $200,000, from $6.6 million for the three months ended September 30, 2002 to $6.8 million for the three months ended September 30, 2003. As a percentage of service fee revenue, these costs were 9.5% and 10.6% for the three months ended September 30, 2002 and 2003, respectively. The increase in depreciation expense is primarily attributable to the purchases of $26.8 million of property and equipment for replacement, maintenance, and expansion in 2002 and of $12.4 million during the six months ended June 30, 2003.

Interest Expense, Net

         Interest expense, net, decreased $100,000, from $4.6 million for the three months ended September 30, 2002 to $4.5 million for the three months ended September 30, 2003.

Discontinued Operations

         As of September 30, 2003, the Company has five imaging centers that have been designated for sale or closure over the next three months that are included in discontinued operations in the accompanying unaudited consolidated statements of income. These imaging centers do not represent centers around which we can build a market concentration. During the three months ended September 30, 2003 an additional imaging center was included in discontinued operations. As a result, in accordance with SFAS No. 144, a $500,000 pre-tax charge was recognized related to a charge to write-down the goodwill during the three months ended September 30, 2003. This imaging center was subsequently sold effective September 30, 2003 along with two other imaging centers for the assumption of certain obligations. A $300,000 pre-tax charge for an equipment lease buy-out for one of the imaging centers sold was recognized in the three months ended September 30, 2003. The five imaging centers designated for sale or closure and three imaging centers sold are included in discontinued operations in the accompanying unaudited consolidated statements of income for the three months ended September 30, 2002 and 2003. For the three months ended September 30, 2002, the accompanying unaudited consolidated statements of income have been restated to reflect the results of operations of the eight imaging centers as discontinued operations. Loss from discontinued operations for the three months ended September 30, 2002 was $282,000 ($169,000 net of tax benefit). Loss from discontinued operations for the three months ended September 30, 2003 was $1.1 million ($682,000 net of tax benefit).

Income Tax Expense (Benefit) on Continuing Operations and Discontinued
Operations

         Income tax expense on continuing operations was $2.2 million and $25,000 for the three months ended September 30, 2002 and 2003, respectively. The income tax expense on continuing operations is based on a 40% effective tax rate. The income tax benefit on the loss from discontinued operations for the three months ended September 30, 2002 and 2003 was $113,000 and $455,000, respectively. The income tax benefit on discontinued operations is based on a 40% effective tax rate.

Net Income (Loss)

         Net income decreased from $3.2 million for the three months ended September 30, 2002 to a loss of $646,000 for the three months ended September 30, 2003. Included in net income for the three months ended September 30, 2002 is a loss from discontinued operations of $169,000. Included in net loss for the three months ended September 30, 2003 is a loss from discontinued operations of $682,000.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Service Fee Revenue

         The following table sets forth the amounts of revenue from the contracted radiology practices and diagnostic imaging centers and the amounts retained by contracted radiology practices (in thousands):

                                                                       FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                   ----------------------------------
                                                                                             PERCENT
                                                                     2002         2003       CHANGE
                                                                   ---------    ---------    -------
Revenue from contracted radiology practices and
  diagnostic imaging centers, net of contractual allowances ....   $ 291,224    $ 269,626    (7.4%)
Less: amounts retained by contracted radiology practices .......     (79,554)     (76,261)   (4.1%)
                                                                   ---------    ---------
Service fee revenue, as reported ...............................   $ 211,670    $ 193,365    (8.7%)
                                                                   =========    =========


         Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, decreased $21.6 million, from $291.2 million for the nine months ended September 30, 2002 to $269.6 million for the nine months ended September 30, 2003. This decrease was primarily due to decreased revenues derived from decreased volume at the diagnostic imaging centers, which decreased our revenue from contracted radiology practices and diagnostic imaging centers. Amounts retained by contracted radiology practices decreased from $79.6 million for the nine months ended September 30, 2002 to $76.3 million for the same period in 2003. The decrease in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances and the decrease in amounts retained by contracted radiology practices, resulted in service fee revenue decreasing $18.3 million, from $211.7 million for the nine months ended September 30, 2002 to $193.4 million, for the nine months ended September 30, 2003.

Salaries and Benefits

         Salaries and benefits increased $1.7 million, from $61.4 million for the nine months ended September 30, 2002 to $63.1 million for the nine months ended September 30, 2003. Salaries and benefits increased due to rising salary costs of technologists and salary pressure related to hiring and retaining technologists. As a percentage of service fee revenue, salaries and benefits were 29.0% and 32.6% for the nine months ended September 30, 2002 and 2003, respectively.

Field Supplies

         Field supplies increased $300,000, from $12.8 million for the nine months ended September 30, 2002 to $13.1 million for the nine months ended September 30, 2003. The increase in field supplies is primarily related to the higher usage of film for certain procedures that have increased in volume for 2003 compared to 2002. As a percentage of service fee revenue, these costs were 6.1% and 6.8% for the nine months ended September 30, 2002 and 2003, respectively.

Field Rent and Lease

         Field rent and lease costs increased $1.7 million, from $22.5 million for the nine months ended September 30, 2002 to $24.2 million for the nine months ended September 30, 2003. The increase in field rent and lease costs is primarily related to entering into operating leases for new equipment and higher facility costs for existing locations as well as new locations. As a percentage of service fee revenue, these costs were 10.6% and 12.5% for the nine months ended September 30, 2002 and 2003, respectively.

Other Field Costs

         Other field costs decreased $1.9 million, from $33.8 million for the nine months ended September 30, 2002 to $31.9 million for the nine months ended September 30, 2003. As a percentage of service fee revenue, these costs increased from 16.0% for the nine months ended September 30, 2002 to 16.5% for the nine months ended September 30, 2003. In connection with the amendment of two service agreements during the year ended December 31, 2002, certain costs are no longer paid by the Company, which contributed to the decrease in other field costs.

         During the nine months ended September 30, 2003, the Company has incurred approximately $433,000 in costs related to compliance with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). See Health Insurance Portability and Accountability Act of 1996 under Liquidity and Capital Resources.

         As part of a routine, ongoing compliance and legal review, Radiologix has found that rents negotiated for the subletting of space from physician landlords of several Radiologix locations may have exceeded fair market value. Radiologix sent a letter to the U.S. Department of Health & Human Services' Office of the Inspector General ("OIG"), informing them of the preliminary findings and seeking their guidance and assistance to remedy this situation. Accordingly, in the second quarter of 2003, we recorded $500,000 as an estimate for potential payments we may incur directly or indirectly. Subsequently, Radiologix has qualified for the Provider Self-disclosure Protocol of the OIG. The Provider Self-disclosure Protocol is a self-reporting program that provides for minimizing the cost and disruption associated with on-going investigations of the OIG. Since the inquiry is in its very early stages, it is not yet possible for Radiologix to give any assurances that the OIG will not impose fines in excess of our estimate or that any potential payments or findings would not have a material adverse effect on its financial position, cash flow and results of operations.

Bad Debt

         Bad debt decreased $1.2 million, from $17.9 million for the nine months ended September 30, 2002 to $16.7 million for the nine months ended September 30, 2003. The decrease in bad debt expense is primarily the result of terminating services performed at certain hospitals. Generally, bad debt experience with reimbursement for hospital services is at a higher percentage of revenues than the experience with reimbursement for imaging center service. As a percentage of service fee revenue, these costs were 8.5% and 8.6% in 2002 and 2003, respectively. Since service fee revenue represents contracted radiology practices' and diagnostic imaging centers' revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt should be compared for the nine months ended September 30, 2002 and 2003 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, bad debt expense was 6.2% for the nine months ended September 30, 2002 and 2003.

Severance and Other Related Costs

         During the nine months ended September 30, 2003, we recorded $1,280,000 in severance and other related costs. These costs include severance cost incurred in connection with changes in the Company's senior management team and the reduction of employees at the corporate office and among certain field offices. In

February 2003, the former president and chief operating officer resigned from his positions. In March 2003, we began a cost reduction program to reduce administrative positions. In May 2003, the former general counsel resigned from his position, effective July 31, 2003.

Corporate, General and Administrative

         Corporate, general and administrative expenses decreased $1.0 million, from $11.6 million for the nine months ended September 30, 2002 to $10.6 million for the nine months ended September 30, 2003. As a percentage of service fee revenue, these costs were 5.4% and 5.5% for the nine months ended September 30, 2002 and 2003. During the nine months ended September 30, 2003, we initiated cost reduction programs at our corporate office and our field offices. We believe this may result in corporate, general and administrative annual cost savings of approximately $2.0 million. During 2003, these cost savings have been partially offset by additional legal costs and consulting services. The decrease in costs is primarily due to lower salaries and benefits at the corporate office.

Depreciation and Amortization

         Depreciation and amortization expense increased $1.8 million, from $18.9 million for the nine months ended September 30, 2002 to $20.7 million for the nine months ended September 30, 2003. As a percentage of service fee revenue, these costs were 8.9% and 10.7% in 2002 and 2003, respectively. The increase in depreciation expense is primarily attributable to the purchases of $26.8 million of property and equipment for replacement, maintenance, and expansion in 2002 and of $12.4 million during the six months ended June 30, 2003.


Interest Expense, Net

         Interest expense, net, decreased $500,000, from $14.2 million for the nine months ended September 30, 2002 to $13.7 million for the nine months ended September 30, 2003 due to the reduction of the convertible debt outstanding in 2002 compared to 2003.

Discontinued Operations

         As of September 30, 2003, the Company has five imaging centers that have been designated for sale or closure over the next three months that are included in discontinued operations in the accompanying unaudited consolidated statements of income. These imaging centers do not represent centers around which we can build a market concentration. During the nine months ended September 30, 2003 an additional imaging center was included in discontinued operations. As a result, in accordance with SFAS No. 144, a $500,000 pre-tax charge was recognized related to a charge to write-down the goodwill during the nine months ended September 30, 2003. This imaging center was subsequently sold effective September 30, 2003 along with two other imaging centers for the assumption of certain obligations. A $300,000 pre-tax charge for an equipment lease buy-out for one of the imaging centers sold was recognized in the nine months ended September 30, 2003. The five imaging centers designated for sale or closure and three imaging centers sold are included in discontinued operations in the accompanying unaudited consolidated statements of income for the nine months ended September 30, 2002 and 2003. The nine months ended September 30, 2003 include a $7.4 million pre-tax charge to write-down the related goodwill of these imaging centers in accordance with SFAS No. 144. For the nine months ended September 30, 2002, the accompanying unaudited consolidated statements of income have been restated to reflect the results of operations for the eight imaging centers as discontinued operations. Loss from discontinued operations for the nine months ended September 30, 2002 was $420,000 ($252,000 net of tax benefit). Loss from discontinued operations for the nine months ended September 30, 2003 was $8.8 million ($5.3 million net of tax benefit).

Income Tax Expense (Benefit) on Continuing Operations and Discontinued
Operations

         Income tax expense on continuing operations was $8.4 million, and $200,000 for the nine months ended September 30, 2002 and 2003, respectively. The income tax expense on continuing operations is based on a 40% effective tax rate. The income tax benefit on the loss from discontinued operations for the nine months ended September 30, 2002 and 2003 was $168,000 and $3.5 million, respectively. The income tax benefit on discontinued operations is based on a 40% effective tax rate.

Net Income (Loss)

         Net income decreased from $12.4 million for the nine months ended September 30, 2002 to a net loss of $5.0 million for the nine months ended September 30, 2003. Included in net income for the nine months ended September 30, 2002 is a loss from discontinued operations of $252,000. Included in net loss for the nine months ended September 30, 2003 is a loss from discontinued operations of $5.3 million. In addition, the nine months ended September 30, 2003 includes $1.3 million ($768,000, net of tax benefit) related to severance and other related costs.

Future Trends

         As discussed in Note 5 to the Company's unaudited consolidated financial statements, the Company settled a lawsuit and demand for arbitration with physicians in San Antonio, Texas. In accordance with the settlement agreement, the management service agreement shall terminate and the parties shall separate their business dealings commencing on June 30, 2004. The service fee revenue and income from continuing operations before income taxes of the Central region will be decreased by approximately 15% and 32%, respectively, as a result of the portion of the business to be severed June 30, 2004.

         The Company has received an offer from our joint venture partner in San Antonio, Texas to acquire the Company's minority interest in five imaging centers as well as our wholly owned imaging center in San Antonio, Texas. We are in current negotiations with our joint venture partner to complete the disposition. Although we would be compensated in the event of this disposition, our revenues and financial results could be adversely affected by the disposition unless we receive sufficient capital and can deploy that capital advantageously. In the event that the Company and its joint venture partner cannot agree on terms of the disposition, then, in the alternative, our joint venture partner's offer will be deemed to be notice pursuant to the joint venture agreements to terminate the joint ventures effective December 31, 2003. This notice would entitle our joint venture partner to acquire all of the assets of the joint ventures, without an ongoing agreement not to compete from the Company. In this case, the joint venture agreements set the purchase price for the joint venture assets as their fair market value, computed at liquidation value as determined by an independent appraiser. The Company would continue to operate its wholly owned imaging center in San Antonio, Texas. The difference between the purchase price of all of our San Antonio assets and the liquidation value of our San Antonio joint venture assets could have a material impact on the financial results of the Company. In the event we continue to operate only a single wholly owned imaging center in the San Antonio market, we cannot give any assurance that it will not have an adverse effect on our business, results of operations or financial condition. As a result of the anticipated disposition of the Company's assets in San Antonio, Texas we expect the amount of service fee revenue to be contributed by the Central region to decline in 2004. While we believe that the decline in service fee revenue in the Central region in 2004 will be material, at this time we cannot determine if the decline in service fee revenue will be material to our overall service fee revenue in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity for the nine months ended September 30, 2003, was derived from cash and cash equivalents and net cash proceeds from operating activities. As of September 30, 2003, we had net working capital of $65.8 million, including cash and cash equivalents of $24.7 million. We had current assets of $101.1 million and current liabilities of $35.3 million, including current maturities of long-term debt and capital lease obligations of $2.5 million. For the nine months ended September 30, 2003, we generated $21.5 million in net operating cash flow, invested $13.0 million and used cash of $2.9 million in financing activities.

         Net cash from operating activities for the nine months ended September 30, 2003 of $21.5 million decreased from $30.8 million for the same period in 2002. The decrease in the results of operations for the nine months ended September 30, 2003 and the timing of payments on accounts payable and accrued expenses as well as severance cost payments, resulted in a decrease in net cash from operating activities for the nine months ended September 30, 2003. Accounts receivable days outstanding decreased from 70 days at September 30, 2002 to 68 days at September 30, 2003.

         Net cash used in investing activities for the nine months ended September 30, 2002 and 2003 was $20.8 million and $13.0 million, respectively. Purchases of property and equipment during the nine months ended September 30, 2002 and 2003 were $17.9 million and $17.6 million, respectively. For the nine months ended September 30, 2003, we invested $7.4 million to replace and maintain property and equipment and $10.2 million in the expansion of property and equipment.

         Net cash flows used in financing activities for the nine months ended September 30, 2002 and 2003 were $4.6 million and $2.9 million, respectively. Borrowings of long-term debt for the nine months ended September 30, 2002 and 2003 were used to purchase equipment and capital improvements, as well as for working capital needs.

         At September 30, 2003, no borrowings were outstanding under a credit facility of $35 million. Under the credit facility, the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% dependent on certain financial ratios or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25%. In each case, the applicable margin varies based on financial ratios maintained by the Company. The credit facility includes certain restrictive covenants including prohibitions on the payment of dividends and the maintenance of certain financial ratios (including minimum fixed charge coverage ratio and maximum leverage ratio, as defined). At September 30, 2003, the Company was in compliance with these covenants. At September 30, 2003, certain financial ratios have restricted the Company's ability to borrow up to $35 million. As a result of the financial covenant ratios, the Company has available up to $11.6 million under the credit facility. Borrowings under the credit facility are secured by all service agreements that the Company is or becomes a party to, a pledge of the stock of the Company's subsidiaries and all of the Company's and its wholly-owned subsidiaries' assets.

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

Health Insurance Portability and Accountability Act

         The administrative provisions of HIPAA direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data between healthcare payors, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards, thus eliminating all nonstandard formats currently in use. Our contracted radiology practices and diagnostic imaging centers are "covered entities" under HIPAA, and as such, had to comply with the HIPAA electronic data interchange mandates by the October 16, 2003 deadline. We are able to produce compliant transactions and we continue to test with our trading partners to ensure that there are no unexpected claim or payment delays.

         In September 2003, CMS announced that it would implement a contingency plan to accept noncompliant electronic transactions after the October 16, 2003 compliance deadline to ensure processing of claims from providers who would not meet the deadline and otherwise would have had their Medicare claims rejected. CMS will regularly reassess provider readiness and determine how long the contingency plan will be in effect.

         As discussed in more detail in Risks and Uncertainties section below, we continue to believe that there may be some cash flow disruption once
CMS and other payor contingency plans are no longer in effect.

RISKS AND UNCERTAINTIES

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

         o a decline in patient referrals;

         o changes in the rates, methods or timing of third-party reimbursement for diagnostic imaging services;

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

SALE OF OUR SAN ANTONIO, TEXAS ASSETS COULD ADVERSELY EFFECT OUR REVENUES AND FINANCIAL RESULTS.

         We operate six imaging centers in San Antonio, Texas. One imaging center is wholly owned by Radiologix and we conduct operations through five joint ventures with a hospital company. We own a minority interest in each of these joint venture centers. Our joint venture partner has offered to purchase all of our assets in San Antonio and we are currently negotiating terms for the disposition. In the event that Radiologix and its joint venture partner cannot agree on terms of the disposition, then, in the alternative, our joint venture partner's offer will be deemed to be notice, pursuant to the joint venture agreements to terminate the joint ventures effective December 31, 2003. This notice would entitle our joint venture partner to acquire all of the assets of Radiologix's San Antonio joint ventures, without an ongoing agreement not to compete from Radiologix. The joint venture agreements set the purchase price for the joint venture assets as their fair market value computed at liquidation value as determined by an independent appraiser. The difference between the purchase price of all of our San Antonio assets and the liquidation value of our San Antonio joint venture assets could have a material impact on the financial results of the Company. In the event we continue to operate only a single wholly owned imaging center in the San Antonio market, we cannot give any assurance that it will not have an adverse effect on our business, results of operations or financial condition. Although we would be compensated in the event of a buy-out, our revenues and financial results could be negatively affected by a buy-out unless we receive sufficient capital and can deploy that capital advantageously.

WE COULD BE HARMED IF WE ARE UNABLE TO TIMELY CONTINUE TO COMPLY WITH HIPAA STANDARD TRANSACTION AND CODE SET REQUIREMENTS.

         Radiologix has been working diligently to ensure our compliance with HIPAA standard transaction and code set requirements ("the HIPAA EDI requirements") by the October 16, 2003, deadline. These efforts have included contracting with certain third-party vendors and claims clearinghouses to provide certain products and services to facilitate our compliance plans. While we are now able to produce compliant transactions, we continue to believe there may be some cash flow disruption once CMS and other payor contingency plans for noncompliant transactions are no longer in effect. A failure in Radiologix's continued ability to comply with HIPAA Standards or the discontinuance of CMS or payor contingency plans could cause Radiologix to experience a delay in its claims processing by its payors or lead to a large number of rejected or denied claims. Either of these results may slow our cash collections and increase our accounts receivable days sales outstanding.

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

         While Radiologix has taken steps to mitigate this risk by meeting with our payors to assess their HIPAA EDI readiness and discussing payment contingency plans, there can be no assurance that we will be able to maintain sufficient cash on hand and capacity under our existing credit facility to supplement the expected cash-flow shortfalls. If our cash reserves or credit lines prove to be insufficient for our cash flow needs, our business and operations could be adversely affected. This, in turn, may limit our access to capital for growth.

         A more comprehensive list of Risk Factors is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and our other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents, credit facility, and its convertible notes. At September 30, 2003, Radiologix had no borrowings outstanding under its senior credit facility. Radiologix's notes bear interest at fixed rates.


ITEM 4. CONTROLS AND PROCEDURES

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         As previously disclosed in the Report on Form 10-Q for the quarterly period ended June 30, 2003, the Company has been subject to a lawsuit and a demand for arbitration with physicians in San Antonio, Texas. On September 29, 2003, the parties executed a comprehensive agreement to settle by arbitration, all disputes between the parties for all claims arising in the lawsuit and demand for arbitration. The arbitration was conducted and completed on October 8, 2003 and mutual general releases became effective as of that date. The management service agreement shall terminate and the parties shall separate their business dealings commencing on June 30, 2004. The lawsuits have been dismissed and the matter has now been concluded. The service fee revenue and income from continuing operations before income taxes of the Central region will be decreased by approximately 15% and 32%, respectively, as a result of the portion of the business to be severed June 30, 2004.

ITEM 5. OTHER INFORMATION

         As previously disclosed, as part of a routine, ongoing compliance and legal review, Radiologix has found that rents negotiated for the subletting of space from physician landlords of several Radiologix locations may have exceeded fair market value. Radiologix sent a letter to the U.S. Department of Health & Human Services' Office of the Inspector General ("OIG"), informing them of the preliminary findings and seeking their guidance and assistance to remedy this situation. Accordingly, in the second quarter of 2003, we recorded $500,000 as an estimate for potential payments we may incur directly or indirectly. Radiologix has received notification from the OIG that it has qualified for the Provider Self-disclosure Protocol. The Provider Self-disclosure Protocol is a self-reporting program that provides for minimizing the cost and disruption associated with on-going investigations of the OIG. Since the inquiry is in its very early stages, it is not yet possible for Radiologix to give any assurances that the OIG will not impose fines in excess of our estimate or that any potential payments or findings would not have a material adverse effect on its financial position, cash flow and results of operations.

         On September 12, 2003, the Board of Directors of Radiologix unanimously approved an amendment to the corporation's bylaws removing the requirement that a number of Radiologix's directors be licensed physicians performing services at a business previously acquired by Radiologix. A copy of this amendment has been filed with this report as Exhibit 3.6.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

     (b) Reports on Form 8-K. The registrant filed a current report on Form 8-K dated August 7, 2003 announcing the release of its financial results for its second quarter of 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RADIOLOGIX, INC.


Date: November 14, 2003                    /s/ STEPHEN D. LINEHAN
                                           -------------------------------------
                                           Stephen D. Linehan
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 14, 2003                    /s/ SAMI S. ABBASI
                                           -------------------------------------
                                           Sami S. Abbasi
                                           Executive Vice President and
                                           Chief Operating Officer and Chief
                                           Financial Officer
                                           (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
--------    -----------
  3.6       Amendment to Restated Bylaws. *

 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. *

 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. *

 32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

 32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

----------
*        Filed herewith.