Form 10-K
period 2003-12-31
RADIOLOGIX INC
filed 2004-03-12
CIK 1031329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003	COMMISSION FILE NO. 0-23311

RADIOLOGIX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2648089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 JP MORGAN CHASE TOWER

2200 ROSS AVENUE

DALLAS, TEXAS 75201-2776

(Address of principal executive offices, including zip code)

(214) 303-2776

(Registrant’s telephone number, including area code)

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $87,988,635, based on the closing sales price of $4.20 of the registrant’s Common Stock on the American Stock Exchange on June 30, 2003.

As of March 8, 2004, 21,765,985 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2004 Annual Meeting of Stockholders of the registrant are incorporated by reference in Part II, Item 9 and Part III.

RADIOLOGIX, INC.

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

The Centers for Medicare & Medicaid Services (“CMS”) estimate that national healthcare spending in 2002 was approximately $1.5 trillion and expect that spending will grow, on average, approximately 7% annually through 2012. The American College of Radiology estimates that over 470 million diagnostic imaging procedures were performed in the United States during 2001, the most recent year for which data is available.

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

The Increasing Role of Diagnostic Imaging in Healthcare. Advanced imaging equipment and modalities are allowing physicians to diagnose a wide variety of diseases and injuries quickly and accurately without exploratory surgery or other surgical or invasive procedures, which are usually more expensive, involve greater risk to patients and result in longer rehabilitation time. We believe that future technological advances will continue to enhance the ability of radiologists to diagnose and influence treatment. For example, MRI techniques, such as magnetic resonance spectroscopic imaging, are used to show the functions of the brain and to investigate how epilepsy, AIDS, brain tumors, Alzheimer’s disease and other abnormalities affect the brain. In addition, advanced imaging systems are gaining wider acceptance among payors, as they are increasingly seen and accepted as a tool for reducing long-term healthcare costs.

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

An Increased Number of High-End Procedures That Utilize Advancements in Technology. Recent technological advancements include: magnetic resonance spectroscopic imaging, which can differentiate malignant from benign lesions; magnetic resonance angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels; and enhancements in teleradiology systems, which permit the digital transmission of radiological images from one location to another for interpretation. Additional improvements in imaging technologies, contrast agents and scanning capabilities are leading to new, less invasive methods of diagnosing diseases. For example, these improvements are aiding in detecting blockages in the heart’s vital arteries, liver metastases, pelvic diseases and certain vascular abnormalities without exploratory surgery.

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

Positron Emission Tomography. PET/CT combines the technology of both Positron Emission Tomography and Computed Tomography. CT’s advanced algorithms allow the physician to see precise patient anatomy while advanced PET technology captures the metabolic activity of cells. The fused image provides a highly accurate profile of a disease, helping to effectively plan the course of treatment. PET/CT scanners are priced in the range of $1.8 to $2.2 million.

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

OUR COMPANY

We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiology (X-ray) and fluoroscopy. As of December 31, 2003, we operated 107 diagnostic imaging centers located in 15 states. We offer multi-modality imaging services at 64 of our diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

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

For the year ended December 31, 2003, we performed over 1.6 million diagnostic imaging procedures and generated service fee revenue of $257.0 million. In addition, we generated cash flow from operations of $35.7 million for the year ended December 31, 2003.

For the year ended December 31, 2003, approximately 6% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements.

Competitive Strengths

We believe that we are well-positioned to continue to take advantage of favorable demographic and diagnostic imaging services industry trends by capitalizing on the following strengths:

Our Leading Market Position in Our Core Markets. We have a concentrated presence in our core markets, which enables us to offer patients, referring physicians and payors a higher degree of responsiveness and convenience than independent operators or hospitals. We provide flexible scheduling, convenient locations and expanded hours of operation, as well as the expeditious delivery of radiology reports to referring physicians. The 85 centers in our core markets generated 92% of our service fee revenue for the year ended December 31, 2003. We believe that payors contract with us because of our strong market presence, the high quality of our services and our ability to provide a single point of contact and centralized administration. In addition, our leading position enables us to increase our procedure volume, optimize equipment utilization, benefit from economies of scale in purchasing and negotiation of payor contracts and leverage our administrative and information technology infrastructure in our core markets.

Comprehensive, Leading-Edge Diagnostic Imaging Services. We provide a broad range of diagnostic imaging services within our core markets. Our 64 multi-modality centers enable us to offer one-stop shopping to payors, referring physicians and patients. In our experience, referring physicians and payors prefer to enter into relationships with diagnostic imaging providers that offer a broad spectrum of services at convenient locations, benefiting referring physicians and patients who require more than one type of diagnostic imaging procedure. From January 1, 2001 to December 31, 2003, we purchased over $54 million of equipment and leasehold improvements to enhance our diagnostic imaging centers and increase the number of modalities offered per center to provide services demanded by payors, referring physicians and patients.

Diversified Payor Mix and Multi-Modality Service Offerings. Our revenue base comprises a diverse mix of payors, including managed care organizations, traditional indemnity providers, Medicare, Medicaid and private and other payors. For the year ended December 31, 2003, revenue generated at our diagnostic imaging centers consisted of 63% from commercial third-party payors, 28% from Medicare and Medicaid, and 9% from private and other payors. In addition, we have experienced relatively stable pricing, with modest increases in most markets and across most modalities. We believe our payor diversity and multi-modality service offerings mitigate our exposure to possible unfavorable reimbursement trends within any one payor class and to modality-specific rate changes.

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

Business Strategy

Our strategy is to enhance our strong market presence and to increase revenue and cash flow by continuing to pursue the following business strategy:

Increase Procedure Volume and Maximize Revenue at Existing Centers. We continue to focus on enhancing our operations and increase procedure volume and revenue at our existing centers by:

•	expanding referring physician, hospital and payor relationships;
•	increasing patient referrals through targeted marketing efforts; and
•	leveraging our multi-modality offerings to increase the number of high-end procedures performed.

Maintain Market Leadership in Our Core Markets. We continue to maintain our leading market position in our core markets by pursuing strategic “tuck-in” acquisitions and developing de novo centers. In addition, we believe that we will have opportunities to increase the use of our diagnostic imaging services through additional joint venture or outsourcing arrangements with hospitals and others, in part due to federal healthcare regulations that favor outpatient centers that are managed or owned in joint venture or outsourcing arrangements with third parties.

Maximize Equipment Utilization and Enhance Service Offerings. Sixty-four of our centers provide multi-modality imaging services, including various combinations of MRI, CT, PET, nuclear medicine, ultrasound, mammography, DEXA, X-ray and fluoroscopy. We intend to maximize our equipment utilization by adding, upgrading and re-deploying equipment where we experience high demand and by consolidating, divesting or closing unprofitable centers or markets. In addition, we intend to enhance our service offerings by adding, upgrading and replacing our diagnostic imaging equipment to meet referring physician and patient demands.

Operation of Centers

At December 31, 2003, we operated 107 diagnostic imaging centers located in 15 states. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures such as MRI, CT, PET, nuclear medicine, ultrasound, mammography, DEXA, X-ray and fluoroscopy. As part of operating our diagnostic imaging centers, we purchase and maintain diagnostic imaging equipment, hire and train employees, schedule patient appointments, perform patient procedures, process bills, keep records and obtain and maintain permits, licenses and insurance.

Referrals for diagnostic imaging services at our centers primarily come from referring physicians, including primary care physicians and specialists. In our experience, these referrals are influenced by individual patients acting as consumers as well as by health systems, managed care organizations, insurers and other entities representing large groups of patients. Offering a wide spectrum of modalities at a diagnostic imaging center enables us to offer “one-stop shopping” to referring physicians and patients. For example, a physician may refer a patient for an X-ray. If the X-ray, when interpreted by a radiologist who is providing professional services at the diagnostic imaging center, reveals that further diagnostic imaging (for example, a CT procedure) is necessary, the radiologist can confer with the referring physician and the patient can undergo the CT procedure at the same center. Thus, by offering both X-ray and CT modalities at the diagnostic imaging center, the patient can avoid multiple visits, thereby decreasing costs and time delays.

Managed care organizations, insurers and other entities often represent large groups of patients who are dispersed throughout a wide geographic area. These entities influence referring physicians’ decisions by entering into provider agreements with, or otherwise selecting or approving, healthcare service providers, including diagnostic imaging service providers. Our experience is that entities representing large groups of patients often prefer to enter into managed care contracts with providers who offer a broad array of diagnostic imaging services throughout a corresponding geographic area. We have developed our diagnostic imaging networks, in part, to be selected as a preferred provider for these entities more frequently, which may increase physician referrals to our centers.

To increase the convenience of our diagnostic imaging centers to patients, we implement market-wide scheduling systems where practical. In these instances, each diagnostic imaging center in a market area can access the patient appointment calendar of other centers in the market area. Each center also can schedule patient appointments at every other center within the network. This system permits each of our centers within a market area to efficiently allocate time available at our diagnostic imaging centers within that market area and to meet a patient’s appointment time, date or location preferences.

We focus on providing quality patient care and service to ensure patient and referring physician satisfaction. Our development of comprehensive radiology networks permits us to invest in technologically advanced imaging equipment, including MRI, open MRI, spiral CT and PET. Our consolidation of diagnostic imaging centers into coordinated networks improves response time, increases overall patient accessibility, permits us to standardize certain customer relations procedures and permits us to develop “best practices” for our diagnostic imaging centers. We seek the input and participation of the contracted radiology practices to which we provide administrative, management and information services to develop best practices and to improve productivity and the quality of services. By focusing on further improving and, where appropriate, standardizing the operations of our diagnostic imaging centers, we believe that we can increase patient and referring physician satisfaction, which should lead to increased referrals and increased utilization of our diagnostic imaging centers.

Payment for diagnostic imaging services comes primarily from commercial third-party payors, governmental payors (including Medicare and Medicaid) and private and other payors. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient’s health benefit plan. For the year ended December 31, 2003, approximately 6% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements. The following table illustrates our approximate payor mix, based on revenue generated at our diagnostic imaging centers, for the year ended December 31, 2003:

Payor	Percent of Total Revenue
Commercial	63%
Medicare and Medicaid	28%
Private and Other	9%

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

We have two models by which we contract with radiology practices: a comprehensive services model and a technical services model. Under our comprehensive services model, we enter into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. Under our technical services model, we enter into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and pay them a fee based on cash collections from reimbursements for imaging procedures. In both the comprehensive services and technical services models, we own the diagnostic imaging assets, and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. Additionally, in most instances, both the comprehensive services and the technical services models contemplate an incentive technical bonus for the radiology group if the net technical income exceeds specified thresholds.

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

Under our comprehensive services model, we have the right to terminate each agreement if the radiology practice or a physician of the contracted radiology practice engages in conduct, or is formally accused of conduct, for which the physician employee’s license to practice medicine reasonably would be expected to be subject to revocation or suspension or is otherwise disciplined by any licensing, regulatory or professional entity or institution, the result of any of which (in the absence of termination of this physician or other action to monitor or cure this act or conduct) adversely affects or would reasonably be expected to adversely affect the radiology practice.

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

Diagnostic Imaging Centers

At December 31, 2003, we operated 107 diagnostic imaging centers consisting of 79 owned and operated free-standing diagnostic imaging centers; 22 diagnostic imaging centers operated by us and owned through 15 joint venture relationships with hospitals, health centers or radiology practices; and 6 diagnostic imaging centers to which we provide management, administrative and information services or diagnostic imaging equipment. Of our 107 centers, 64 centers offer multiple modalities of diagnostic imaging services. The number and type of modalities offered are determined primarily by the demand for such services within their respective market areas.

Information related to these diagnostic imaging centers is set forth below:

		Diagnostic Imaging Centers
Market Name	Geographic Location	Owned Centers	Joint Venture Centers	Other
Mid-Atlantic	Baltimore, MD/Washington Metro – Area	27	11	—
Finger Lakes	Rochester, NY	6	—	1
Bay Area	San Francisco/Oakland/San Jose, CA	18	—	—
South Texas	San Antonio, TX (1)	1	5	—
Northeast Kansas	Topeka, KS and Northeast KS	1	1	—
Hudson Valley	Rockland County, NY	6	—	5
Treasure Coast	St. Lucie County, FL	3	—	—
Questar	Multiple locations (2)	17	5	—

	Total	79	22	6

(1)	We own a minority interest in each of the five joint venture centers. Our joint venture partner has offered to purchase all of our assets in San Antonio and we are currently negotiating terms for the disposition.

(2)	Includes diagnostic imaging centers in Arizona, California, Colorado, Florida, Illinois, Minnesota, Nebraska, Nevada, Ohio and Pennsylvania that are not integrated into our core market areas.

Diagnostic Imaging Equipment

At December 31, 2003 we operated 514 diagnostic imaging units in 107 centers. These include; 81 fixed MRI units, 51 CT units, 8 PET units, 25 nuclear medicine cameras, 1 PET/CT unit, 98 ultrasound units, 73 general mammography units, 1 digital mammography unit, 35 DEXA units, 85 x-ray units and 56 fluoroscopy units. The average age of our MRI units is 4.1 years, CT units 3.9 years and our PET units, 1.6 years.

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

Medicare and Medicaid Reimbursement Program. Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the year ended December 31, 2003, approximately 28% of our revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally, Medicare and Medicaid).

CMS reimbursement rates for outpatient diagnostic imaging services provided by hospital facilities favor reimbursement in our diagnostic imaging centers and enhance opportunities to develop joint venture or outsourcing arrangements with hospitals. In February 2003, and effective March 1, through December 31, 2003, Congress legislated an increase of approximately 1.6% in the overall reimbursement rates for physician and outpatient services, including diagnostic imaging services. Combined with increased valuation of some radiology procedure relative value units, overall reimbursement for our services increased slightly beyond the 1.6% rate for 2003. Our diagnostic imaging centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual agreement with the patient’s health benefit plan. In 2003, we continued to experience utilization requirements from third party payors, which provide conditions that must be met before a referral for our services can be made.

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

We receive fees under our service agreements for management and administrative services, which include contract negotiation and marketing services. We do not believe we are in a position to make or influence referrals of patients or services reimbursed under Medicare, Medicaid or other governmental programs to radiology practices or their affiliated physicians or to receive referrals. However, we may be considered to be in a position to arrange for items or services reimbursable under a federal healthcare program. Because the provisions of the federal anti-kickback statute are broadly worded and have been broadly interpreted by federal courts, the government could take the position that our arrangements with the contracted radiology practices implicate the federal anti-kickback statute. Violation of the law can result in monetary fines, civil and criminal penalties, and exclusion from participation in federal or state healthcare programs, any of which could have an adverse effect on our business and results of operations. While our service agreements with the contracted radiology practices will not meet a “safe harbor” to the federal anti-kickback statute, failure to meet a “safe harbor” does not mean that agreements violate the anti-kickback statute. We have sought to structure our agreements to be consistent with fair market value in arms’ length transactions for the nature and amount of management and administrative services rendered. For these reasons, we do not believe that service fees payable to us should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute.

The “Stark Law” prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including, without limitation, radiology services, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a “circumvention scheme.”

Under CMS regulations, radiology and certain other imaging services and radiation therapy services and supplies are included in the designated health services and supplies subject to the self-referral prohibition. Included are the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, CT, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The regulations, however, exclude from designated health services: (i) X-ray, fluoroscopy or ultrasonic procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, nonradiological medical procedures; (iii) nuclear medicine procedures; and (iv) “invasive” or “interventional” radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

The Stark Law provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of the radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a “referral” by a “referring physician.” If these requirements are met, the Stark Law self-referral prohibition would not apply to such services. The effect of the Stark Law on the radiology practices, therefore, depends on the precise scope of services furnished by each such practice’s radiologists and whether such services derive from consultations or are self-generated. We believe that (other than self-referred patients) all of the services covered by the Stark Law provided by the contracted radiology practices derive from requests for consultations by non-affiliated physicians and therefore are exempt from the Stark Law.

In addition, we believe that we have structured our acquisitions of the assets of existing practices, and we intend to structure any future acquisitions, to not violate the anti-kickback and Stark Law and regulations. Specifically, we believe the consideration paid by us to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms’ length transactions and is not intended to induce the referral of patients. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then our acquisitions could be viewed as possibly violating anti-kickback and self-referral laws and regulations. A determination of liability under any such laws could have an adverse effect on our business, financial condition and results of operations.

All Medicare carriers routinely perform audits of Medicare claims. These carriers are contracted by CMS to adjudicate and pay Medicare claims. Although there were none, an unsatisfactory audit of any of our diagnostic imaging centers or contracted radiology practices could result in significant repayment obligations, exclusion from the Medicare, Medicaid, or other governmental programs and/or civil and criminal penalties.

Federal regulatory and law enforcement authorities have increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and the activities of the contracted radiology practices. Our or the contracted radiology practices’ activities may be investigated, claims may be made against us or the contracted radiology practices and these increased enforcement activities may directly or indirectly have an adverse effect on our business, financial condition and results of operations.

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

Health Insurance Portability and Accountability Act of 1996. In an effort to combat healthcare fraud, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Under HIPAA, a “healthcare benefit program” includes any private plan or contract affecting interstate commerce under which any medical benefit, item or services is provided. A person or entity that knowingly and willfully obtains the money or property of any healthcare benefit program by means of false or fraudulent representations in connection with the delivery of healthcare services is subject to a fine and/or imprisonment. In addition, HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations.

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

The administrative provisions of HIPAA direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data between healthcare payors, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards, thus eliminating all nonstandard formats currently in use. Our contracted radiology practices and diagnostic imaging centers are “covered entities” under HIPAA, and as such, had to comply with the primary standards by April 14, 2003 and the HIPAA electronic data interchange mandates by the October 16, 2003 deadline. The final security regulations were issued February 2003 with a compliance date of April 2005. We are able to produce compliant transactions and we continue to test with our trading partners to ensure that there are no unexpected claim or payment delays. We continue to believe there may be some cash flow disruption once CMS and other payor contingency plans for noncompliant transactions are no longer in effect. A failure in our continued ability to comply with HIPAA standards or the discontinuance of CMS or payor contingency plans could cause us to experience a delay in its claims processing by its payors or lead to a large number of rejected or denied claims. Either of these results may slow our cash collections and increase our accounts receivable days sales outstanding. In addition, it could materially affect our short-term revenues, or our business, financial condition and results of operations.

Although our electronic systems are HIPAA compatible, consistent with the HIPAA regulations, we cannot guarantee that enforcement agencies or courts will not make interpretations of the HIPAA standards that are inconsistent with ours, or the interpretations of the contracted radiology practices or their affiliated physicians. A finding of liability under the HIPAA standards may result in criminal and civil penalties. Noncompliance also may result in exclusion from participation in government programs, including Medicare and Medicaid. These actions could have a material adverse effect on our business, financial condition, and results of operations.

Many states recently have adopted statutes and regulations that are similar to the HIPAA privacy standards. In some cases these restrictions are difficult to harmonize with the federal regulations.

Compliance Program. With the assistance of our healthcare regulatory counsel, we implemented a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. We have appointed a compliance officer who is charged with implementing and supervising our compliance program, which includes the adoption of (i) “Standards of Conduct” for our employees and affiliates and (ii) an “Ethics Process” that specifies how employees, affiliates and others may report regulatory or ethical concerns to our compliance officer. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services. An important part of our compliance program consists of conducting periodic reviews of various aspects of our operations and that of the contracted radiology practices. We also conduct mandatory educational programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program.

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

Competition

The market for diagnostic imaging services is competitive. We compete principally on the basis of our reputation, our ability to offer multiple modalities, our conveniently located centers and our cost-effective, high-quality diagnostic imaging services. We compete locally with groups of radiologists and some non-radiologist physician practices, established hospitals, clinics and certain other independent organizations that own and operate imaging equipment. Our major national competitors include Alliance Imaging, Inc., InSight Health Services Corp., Medical Resources, Inc., Syncor International Corporation and U.S. Diagnostic, Inc. Some of our local or national competitors that provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment.

Each of the contracted radiology practices under our comprehensive services model has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two years within defined geographic regions after they cease to be owners or employees, as applicable. In most states, a covenant not to compete will be enforced only:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to public interest.

Enforceability of a non-compete covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether, or to what extent, a court will enforce the contracted radiology practices’ covenants. The inability of the contracted radiology practices or us to enforce radiologists’ non-compete covenants could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

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

We maintain general liability and umbrella coverage in commercially reasonable amounts. Additionally, we maintain workers’ compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state’s specific requirements.

In 1997, a law became effective in the State of Texas that permits injured patients to sue health insurance carriers, HMOs and other managed care entities for medical malpractice. This law could increase the cost of liability insurance to us for services provided in Texas or any other states in which we do business if similar legislation is adopted in those states. Effective September 1, 2003, the Texas Legislature enacted tort reform, which limits non-economic damages to $250,000 on a per claimant basis for health care providers other than health care institutions, regardless of the number of health care provider defendants. The new law also includes many other reforms. Management is unable to predict the impact of this statute on future actions or on the Company.

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

Employees

As of December 31, 2003, we had approximately 2,500 employees, approximately 65 of whom were employed at our headquarters and regional offices and the remainder of whom are employed at our diagnostic imaging centers and regional administrative operations. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES.

Radiologix’s corporate headquarters are located at 3600 JP Morgan Chase Tower, 2200 Ross Avenue, Dallas, Texas 75201-2776, in approximately 26,000 square feet occupied under a lease, which expires on September 30, 2011.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Radiologix did not submit any matters to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Radiologix’s common stock is listed on the American Stock Exchange under the symbol “RGX.” The following table sets forth the high and low sale prices per share of the common stock for the years ended December 31, 2002 and 2003 as reported by the American Stock Exchange.

	HIGH	LOW
2002
First Quarter	$12.44	$9.00
Second Quarter	$15.25	$11.20
Third Quarter	$15.29	$4.00
Fourth Quarter	$6.65	$1.89

2003
First Quarter	$2.81	$1.75
Second Quarter	$4.33	$1.95
Third Quarter	$4.51	$2.98
Fourth Quarter	$3.69	$2.79

As of the close of business on March 8, 2004, the last reported sales price per share of Radiologix’s common stock was $3.89 and approximately 88 shareholders owned Radiologix common stock of record. This number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include the banks, brokerage houses and clearing companies.

No cash dividends have been paid on Radiologix’s common stock since the organization of Radiologix and Radiologix does not anticipate paying dividends in the foreseeable future. Radiologix currently intends to retain earnings for future growth and expansion opportunities.

The Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate effective August 1, 2003, of 8.0%.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected historical financial data is derived from Radiologix’s consolidated financial statements for the periods indicated and, as such, reflects the impact of acquired entities from the effective dates of such transactions. The information in the table and its notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with Radiologix’s consolidated financial statements and their notes included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	1999	2000		2001	2002	2003
SERVICE FEE REVENUE	$186,501	$234,952		$265,349	$272,190	$257,014
COSTS AND EXPENSES:
Salaries and benefits	50,516	63,092		72,332	80,785	84,313
Field supplies	10,809	12,608		15,564	16,636	17,568
Field rent and lease expense	16,046	27,556		31,332	29,664	32,497
Other field expenses	30,860	43,634	(a)	44,918	44,714	44,371 (c)
Bad debt expense	16,393	33,288	(b)	24,658	23,373	21,927
Merger related costs	—	1,772		1,000	—	—
Supplemental incentive compensation	—	—		615	—	—
Severance and other related costs	—	—		—	978	1,568
Corporate general and administrative	11,192	10,571		13,855	14,674	14,742
Impairment charge on long-lived assets	—	—		—	1,277	—
Loss on early extinguishment of debt	—	—		4,730	—	—
Depreciation and amortization	17,838	21,247		22,623	25,614	27,110
Interest expense, net	12,232	17,736		15,317	18,714	18,012

Total costs and expenses	165,886	231,504		246,944	256,429	262,108

Income (loss) from continuing operations before equity in earnings of investments, non-operating income, minority interests in income of consolidated subsidiaries and income taxes	20,615	3,448		18,405	15,761	(5,094)
Equity in earnings of investments	3,581	4,274		5,017	4,568	4,082
Non-operating income	—	—		1,300	—	—
Minority interests in consolidated subsidiaries	(910)	(948)		(1,092)	(1,185)	(748)

Income (loss) from continuing operations before income taxes	23,286	6,774		23,630	19,144	(1,760)
Income tax expense (benefit)	8,476	2,716		9,452	7,658	(704)

INCOME (LOSS) FROM CONTINUING OPERATIONS	14,810	4,058		14,178	11,486	(1,056)
Discontinued Operations:
Income (loss) from discontinued operations before income tax expense (benefit)	3,117	459		(579)	(1,217)	(11,512)
Income tax expense (benefit)	1,870	184		(232)	(487)	(4,605)

Income (loss) from discontinued operations, net	1,247	275		(347)	(730)	(6,907)

NET INCOME (LOSS)	$16,057	$4,333		$13,831	$10,756	$(7,963)

EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations – basic	$0.77	$0.21		$0.72	$0.55	$(0.05)
Income (loss) from discontinued operations – basic	0.06	0.01		(0.02)	(0.03)	(0.32)

Net income (loss) – basic	$0.83	$0.22		$0.71	$0.51	$(0.37)

Income (loss) from continuing operations – diluted	$0.74	$0.20		$0.67	$0.51	$(0.05)
Income (loss) from discontinued operations – diluted	0.06	0.01		(0.02)	(0.03)	(0.32)

Net income (loss) – diluted	$0.80	$0.22		$0.66	$0.48	$(0.36)

	AS OF DECEMBER 31,
	2001	2002	2003
Balance Sheet Data:	(in thousands)
Working capital	$55,214	$60,450	$74,050
Total assets	284,725	296,091	279,136
Long-term debt and capital lease obligations	172,947	166,249	162,075
Convertible notes	24,205	11,980	11,980
Stockholders’ equity	44,476	68,367	60,684

(a)	Other field expenses for the year ended December 31, 2000 includes a $3.7 million charge for the write-off in the fourth quarter of 2000 of a note receivable.
(b)	Bad debt expense for the year ended December 31, 2000 includes a $13.3 million charge recorded in the fourth quarter of 2000.
(c)	Other field expenses for the year ended December 31, 2003 includes: (i) the write-off of software costs of $523,000 for the impairment of our patient scheduling system software, (ii) cost of $546,000 to meet HIPAA compliance requirements, (iii) estimated expense of $775,000 associated with our self reporting of certain lease agreements to U.S. Department of Health & Human Services’ Office of the Inspector General related to lease payments, (iv) legal settlement of $300,000, and (v) financing costs of $363,000 related to an amendment of the credit facility.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the year ended December 31, 2003, we derived 82% of our service fee revenue from the ownership, management and operation of our radiology and imaging center network and 18% of our service fee revenue from the administrative, management and information services provided to contracted radiology practices. As of December 31, 2003, we owned, operated or maintained an ownership interest in imaging equipment at 107 locations and provided management services to ten radiology practices. As of December 31, 2003, our diagnostic imaging centers are located in 15 states.

We focus on providing quality patient care and service to ensure patient and referring physician satisfaction. Our development of comprehensive radiology networks permits us to invest in technologically advanced imaging equipment, including MRI, open MRI, spiral CT and PET. Our consolidation of diagnostic imaging centers into coordinated networks improves response time, increases overall patient accessibility, permits us to standardize certain customer relations procedures and permits us to develop “best practices” for our diagnostic imaging centers. We seek the input and participation of the contracted radiology practices to which we provide administrative, management and information services to develop best practices and to improve productivity and the quality of services. By focusing on further improving and, where appropriate, standardizing the operations of our diagnostic imaging centers, we believe that we can increase patient and referring physician satisfaction, which should lead to increased referrals and increased utilization of our diagnostic imaging centers.

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

Our service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams: (1) 100% of the adjusted technical revenues as defined in the service agreements, and (2) a negotiated percentage (up to 30%) of the adjusted professional revenues as defined in the service agreements. In states where the law requires a flat fee structure (principally New York), we have negotiated a base service fee, which is equal to the estimated fair market value of the services provided under the service agreements and which is renegotiated each year to equal the fair market value of the services provided under the service agreements. Adjusted professional revenues and adjusted technical revenues are determined by deducting contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the contracted radiology practices’ revenue. Revenues of our subsidiary, Questar Imaging, Inc. (“Questar”) are primarily derived from technical revenues generated from those imaging centers.

For the year ended December 31, 2003, payment for diagnostic imaging services came primarily from commercial third-party payors (63%), governmental payors (28%, including Medicare and Medicaid) and private and other payors (9%). In February 2003, and effective March 1, through December 31, 2003, Congress legislated an increase of approximately 1.6% in the overall reimbursement rates for physician and outpatient services, including diagnostic imaging services. Combined with increased valuation of some radiology procedure relative value units, overall reimbursement for our services increased slightly beyond the 1.6% rate for 2003.

Our diagnostic imaging centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient’s health benefit plan. In 2003 we continued to experience utilization requirements from third party payors, which provide conditions that must be met before a referral for our services can be made. For the year ended December 31, 2003, approximately 6% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements.

Results of Operations

We report the results of our operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western regions. In addition, we report separately the results of our operations of the imaging centers of our subsidiary, Questar. Our operations in each of the four designated regions are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with our diagnostic imaging centers and to hospitals and radiology practices with which we operate joint ventures. Our services provide leverage to its existing infrastructure and improvement to the efficiency and effectiveness of the radiology practice or joint venture profitability. We have divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but do not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are treated as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with each of the contracted radiology practices in the four designated regions. In addition, any imaging centers of Questar that are in the same region as the operations of the contracted radiology practices in the four designated regions are not included in the service agreements of the contracted radiology practices. We have substantially reorganized our senior management team during the first quarter of 2004 and intend to re-examine how we operate our business. Changes in how we operate may affect how we report our results of operations.

Our results of operations during 2003 were affected by increased competition, the slowdown of the economy, increased payor pre-authorization activity and a shortage of technologists. Although we continue to be challenged by these factors, our results of operations are beginning to stabilize in some of our key markets. During 2003, results of operations of the Company were also impacted by several charges to operating expenses and discontinued operations. Charges to operating expenses included the following: i) severance and other related costs of $1,568,000, ii) write-off of software costs of $523,000 for the impairment of a patient scheduling system, iii) estimated expense of $775,000 associated with our self reporting of certain lease agreements to U.S. Department of Health and Human Services’ Office of the Inspector General (“OIG”), and related legal and consulting costs, iv) financing costs of $363,000 related to an amendment of the credit facility and v) legal settlement of $300,000. Charges incurred by the Company related to discontinued operations include an impairment charge on goodwill of $8.9 million and costs of $1.0 million associated with closing diagnostic imaging centers.

The down turn in the United States’ economy has contributed to the decline in our volumes of diagnostic imaging procedures performed due to the decrease in the demand for elective procedures within the general population who are no longer covered by health insurance or have higher deductibles and coinsurance. Pre-authorization programs implemented by many of our larger payors and the recruitment and retention of additional technologists have impacted our results of operations. An increasing number of payors with which we do business have instituted during 2003 more comprehensive pre-authorization programs on certain procedures. Under pre-authorization programs, the referring physician must justify medical necessity based on the payor’s specific guidelines prior to the services being rendered. Salaries and benefits increased due to rising salary costs, including health insurance costs, of technologists and salary pressure related to hiring and retaining technologists. In addition, the Company experienced an increase in temporary labor due to the number of open positions. The combined effect of increased salaries and benefits and lower revenues from contracted radiology practices and diagnostic imaging centers decreased our results of operations during 2003. We cannot give any assurance that any of the factors discussed above will not continue to have an adverse effect on our business, results of operations or financial condition.

Income from continuing operations before income taxes for each of the regions, except the Western region, decreased from 2002 to 2003. For the year ended December 31, 2002 and 2003, the Mid-Atlantic region’s income from continuing operations before income taxes decreased from $29.0 million to $22.4 million, respectively; the Northeastern region’s income from continuing operations before income taxes decreased from $10.3 million to a loss from continuing operations before income taxes of $915,000, respectively; the Central region’s income from continuing operations before income taxes decreased from $9.7 million to $6.8 million, respectively; and Questar income from continuing operations before income taxes decreased from $2.2 million to $706,000, respectively. The decline in the income from continuing operations before income taxes for three of the four regions and Questar was primarily affected by each of the factors discussed above. Additional factors in specific regions also contributed to the decrease in income from continuing operations before income taxes. Income from continuing operations before income taxes from Questar region was also affected by its relative fixed salaries and benefits costs. Due to the relative fixed cost structure of Questar, the decline in volume and therefore, lower revenue from the diagnostic imaging centers resulted in a decline in the income from continuing operations before taxes.

For 2002 and 2003, the Western region income from continuing operations before income taxes increased from $3.0 million to $4.5 million, respectively. The Western region has experienced growth in volume of diagnostic imaging procedures performed and increased reimbursement related to a managed care agreement, resulting in an increase in income before taxes for 2003 compared to 2002.

Loss from discontinued operations before income taxes for 2002 was $1.2 million. Loss from discontinued operations before income taxes for 2003 was $11.5 million. Charges incurred by the Company related to discontinued operations include an impairment charge on goodwill of $8.9 million and costs of $1.0 million associated with closing diagnostic imaging centers.

Acquisitions and Dispositions

In November 2001, Radiologix acquired an imaging center in Laurel, Maryland for total consideration of $906,000. We completed no acquisitions in 2002 or 2003. During 2002, Questar disposed of two imaging centers. Questar received consideration for the dispositions of approximately $150,000 in cash and the buyer assumed $1.1 million of capital leases. No material gain was recognized in 2002 as a result of the dispositions. During 2003, Questar disposed of three imaging centers for the assumption of certain obligations. No gain or loss was recognized in 2003 as a result of dispositions.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2003

Service Fee Revenue

The following table sets forth the amounts of revenue from contracted radiology practices and diagnostic imaging centers and the amounts retained by the contracted radiology practices (in thousands):

	2002	2003	Percent Change
Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances	$377,201	$357,827	(5.1%)
Less: amounts retained by contracted radiology practices	(105,011)	(100,813)	(4.0%)

Service fee revenue, as reported	$272,190	$257,014	(5.6%)

Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, decreased $19.4 million, from $377.2 million in 2002 to $357.8 million in 2003. This decrease was primarily due to decreased volume at the diagnostic imaging centers as a result of increased competition, the down turn in the United States economy and increased payor pre-authorization activity which decreased our revenue from contracted radiology practices and diagnostic imaging centers. Amounts retained by contracted radiology practices decreased from $105.0 million in 2002 and 27.8% of revenue to $100.8 million in 2003 and 28.2% of revenue.

The decrease in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, offset by the decrease in amounts retained by contracted radiology practices, resulted in a decrease in service fee revenue of $15.2 million, from $272.2 million in 2002 to $257.0 million in 2003.

Salaries and Benefits

Salaries and benefits increased $3.5 million, from $80.8 million in 2002 to $84.3 million in 2003. As a percentage of service fee revenue, these costs were 29.7% and 32.8% in 2002 and 2003, respectively. Salaries and benefits increased due to rising salary costs, including health insurance costs, of technologists and salary pressure related to hiring and retaining technologists. In addition, the Company experienced an increase in temporary labor costs due to filling open positions with temporary positions. We continue to experience a shortage of qualified radiology technologists, the personnel who operate our equipment. If we are unable to continue to recruit and retain a sufficient number of qualified technologists, we will be unable to operate our centers at maximum capacity.

Field Supplies

Field supplies increased $1.0 million, from $16.6 million in 2002 to $17.6 million in 2003. As a percentage of service fee revenue, these costs were 6.1% and 6.8% in 2002 and 2003, respectively. The increase in field supplies is primarily related to the higher usage of film for certain procedures that have increased in volume for 2003 compared to 2002.

Field Rent and Lease Expense

Field rent and lease expense increased $2.8 million, from $29.7 million in 2002 to $32.5 million in 2003. As a percentage of service fee revenue, these costs were 10.9% and 12.7% in 2002 and 2003, respectively. The increase in field rent and lease costs is primarily related to entering into operating leases for new equipment and higher facility costs for existing locations as well as new locations.

Other Field Expenses

Other field expenses decreased $300,000, from $44.7 million in 2002 to $44.4 million in 2003. As a percentage of service fee revenue, these costs increased from 16.4% in 2002 to 17.3% in 2003. The decrease in other field expenses costs is primarily due to insurance expense and other costs no longer incurred by the Company for two of the service agreements amended in 2002 and revenue tax no longer required to be paid in Florida. These decreases were offset by increases in other operating costs primarily due to costs incurred of $546,000 associated with enhancements to our patient billing system to meet HIPAA compliance requirements, an increase of $500,000 in legal costs for litigation that has been resolved and increases in other various operating costs. During 2003, the Company incurred these costs related to compliance with HIPAA. See “Health Insurance Portability and Accountability Act of 1996” under “Liquidity and Capital Resources”.

In addition, the Company incurred charges for (i) the write-off of software costs of $523,000 for the impairment of our patient scheduling system, (ii) estimated expense of $775,000 associated with our self reporting of certain lease agreements to OIG and related legal and consultant costs, and (iii) a legal settlement of $300,000. In the fourth quarter of 2003, the Company incurred a write-off of software costs of $523,000. The software costs were related to a patient scheduling system to be implemented by a third-party vendor. The implementation was aborted due to the lack of functionality of the system. As part of a routine compliance and legal review, Radiologix has found that rents negotiated for the subletting of space from physician landlords of certain Radiologix locations may have exceeded fair market value. Radiologix sent a letter to the OIG informing them of the preliminary findings and seeking their guidance and assistance to remedy this situation. In 2003, we recorded $500,000 as an estimate for potential payments we may incur directly or indirectly. In addition, the Company has incurred $275,000 of legal and consultant costs. Radiologix has qualified for the Provider Self-disclosure Protocol of the OIG. The Provider Self-disclosure Protocol is a self reporting program that provides for minimizing the cost and disruption associated with on-going investigations of the OIG. Since the inquiry is in its early stages, it is not yet possible for Radiologix to conclude that the OIG will not impose fines in excess of our estimate or that any potential payments or findings would not have a material adverse effect on our financial position, cash flow and results of operations.

Bad Debt Expense

Bad debt expense decreased $1.5 million, from $23.4 million in 2002 to $21.9 million in 2003. As a percentage of service fee revenue, these costs were 8.6% and 8.5% in 2002 and 2003, respectively. Since service fee revenue represents contracted radiology practices’ and diagnostic imaging centers’ revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt expense should be compared for 2002 and 2003 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, bad debt expense was 6.2% and 6.1% in 2002 and 2003, respectively. The decrease in bad debt expense is primarily the result of terminating services performed at certain hospitals. Generally, bad debt experience with reimbursement for hospital services is at a higher percentage of revenues than the experience with reimbursement for imaging center services.

Severance and Other Related Costs

In the fourth quarter of 2002, we recorded $978,000 in severance and other related costs. These costs include severance payments to our former chairman and chief executive officer and recruiting costs related to the search for a new chief executive officer. In February 2003, a new president and chief executive officer was named.

During 2003 the Company incurred $1.6 million in severance and other related costs. These costs include severance costs incurred in connection with changes in the Company’s executive and senior management team and the reduction of employees at the corporate office and among certain field offices. In February 2003, the former president and chief operating officer resigned from his positions. In March 2003, we began a cost reduction program to reduce administrative positions. In May 2003, the former general counsel resigned from his position, effective July 31, 2003. In October 2003, the chief financial officer was appointed to the chief operating officer position. In the fourth quarter of 2003, we recorded $288,000 of recruiting costs for the open executive (chief financial officer and general counsel) and senior level positions.

Corporate, General and Administrative

Corporate, general and administrative expenses totaled $14.7 million in 2002 and 2003. As a percentage of service fee revenue, these costs were 5.4% and 5.7% in 2002 and 2003, respectively. In the fourth quarter of 2003, we recorded financing costs of $363,000 related to an amendment of the credit facility. During 2003, the expected annual cost savings of $2.0 million on an annual basis from the reduction of employees has been offset by additional legal costs, consulting services and insurance costs.

Impairment Charge on Long-Lived Assets

In 2002, we recorded a $1.3 million impairment charge on long-lived assets related to radiology equipment for 15 Questar centers in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. During 2003, we recorded an $8.9 million pre-tax impairment charge related to imaging centers that have been designated for sale or closure and are included in discontinued operations in the accompanying audited consolidated statements of income.

Depreciation and Amortization

Depreciation and amortization expense increased $1.5 million, from $25.6 million in 2002 to $27.1 million in 2003. As a percentage of service fee revenue, these costs were 9.4% and 10.6% in 2002 and 2003, respectively. The increase in depreciation expense is primarily attributable to the purchases of $26.8 million of property and equipment for replacement, maintenance, and expansion in 2002 and of $20.4 million during the year ended December 31, 2003. In addition, amortization expense increased $400,000, from $5.0 million in 2002 to $5.4 million in 2003 due to an increase of $6.0 million in intangibles related to restructuring of certain service agreements in 2002.

Interest Expense, Net

Interest expense, net decreased $700,000, from $18.7 million in 2002 to $18.0 million in 2003. The decrease in expense is primarily due to the continual reduction of the convertible debt outstanding during 2002.

Discontinued Operations

As of December 31, 2003, five diagnostic imaging centers of Questar were designated for sale or closure over the next three to twelve months are included in discontinued operations. These diagnostic imaging centers do not represent centers around which we can build a market concentration. During 2003 three diagnostic imaging centers of Questar were sold for the assumption of certain obligations. A $300,000 pre-tax charge for an equipment lease buy-out for one of the diagnostic imaging centers sold was recognized in 2003. Three diagnostic imaging centers were closed during 2003. All of the diagnostic imaging centers that have been sold closed or designated for sale or closure are included in discontinued operations in the accompanying consolidated statements of operations. The accompanying consolidated statements of operations for 2001 and 2002 have been restated to reflect the results of operations of the eleven diagnostic imaging centers as discontinued operations. The fiscal year ended 2003 includes an $8.9 million pre-tax charge to write-down the related goodwill of certain diagnostic imaging centers in accordance with SFAS No. 144. In addition, in 2003 costs of $1.0 million were incurred associated with closing diagnostic imaging centers. Loss from discontinued operations for 2002 was $1.2 million ($730,000 net of tax benefit). Loss from discontinued operations for 2003 was $11.5 million ($6.9 million net of tax benefit).

Income Tax Expense (Benefit) on Continuing Operations and Discontinued Operations

Income tax expense on continuing operations was $7.7 million in 2002. Income tax benefit on continuing operations was $704,000 in 2003. The income tax expense (benefit) on continuing operations is based on a 40% effective tax rate. The income tax benefit on the loss from discontinued operations in 2002 and 2003 was $487,000 and $4.6 million, respectively. The income tax benefit on discontinued operations is based on a 40% effective tax rate.

Net Income (Loss)

Net income decreased from $10.8 million in 2002 to a net loss of $8.0 million in 2003. Net loss as a percentage of service fee revenue was 3.1% in 2003, which decreased from income of 4.0% in 2002. Included in net loss for 2003 are $941,000, net of tax benefit, as an expense related to severance and other related costs; $465,000, net of tax benefit, of expense related to estimated expense of $775,000 associated with our self reporting of certain lease agreements to OIG and related legal and consultant costs;

$314,000, net of tax benefit, of expense related to the write-off of software costs; approximately $328,000, net of tax benefit, of expense related to compliance with HIPPA; $218,000, net of tax benefit, related to an amendment of the credit facility; $180,000, net of tax benefit, related to a legal settlement; $5.3 million, net of tax benefit, for the impairment charge on long-lived assets related to discontinued operations; and $643,000, net of tax benefit, related to the write-off of assets and termination costs associated with the diagnostic imaging centers disclosed as discontinued operations. Included in net income for 2002 is $587,000 net of tax benefit of expense related to severance and other related costs and $1.6 million net of tax benefit for an impairment charge for long-lived assets.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2002

Service Fee Revenue

The following table sets forth the amounts of revenue from the contracted radiology practices and diagnostic imaging centers and the amounts retained by contracted radiology practices (in thousands):

	2001	2002	Percent Change
Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances	$369,382	$377,201	2.1%
Less: amounts retained by contracted radiology practices	(104,033)	(105,011)	.1%

Service fee revenue, as reported	$265,349	$272,190	2.6%

Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, increased $7.8 million, from $369.4 million in 2001 to $377.2 million in 2002. This increase was primarily due to increased revenues derived from increased volume at the diagnostic imaging centers, which increased our revenue from contracted radiology practices and diagnostic imaging centers. Revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances in 2001, was impacted by a change in the estimation of contractual allowances of the billed charges. Generally, the change in the estimation of contractual allowances increased the contractual allowance, which decreased the revenue of the contracted radiology practices and diagnostic imaging centers and therefore the service fee recognized. Amounts retained by contracted radiology practices increased from $104.0 million in 2001 to $105.0 million in 2002. The increase in revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances, offset by the increase in amounts retained by contracted radiology practices, resulted in service fee revenue increasing $6.8 million, from $265.4 million in 2001 to $272.2 million, in 2002.

Salaries and Benefits

Salaries and benefits increased $8.5 million, from $72.3 million in 2001 to $80.8 million in 2002. As a percentage of service fee revenue, these costs were 27.3% and 29.7% in 2001 and 2002, respectively. Salaries and benefits increased as volume and revenue increased and as the cost of salaries and benefits for technologists increased. Some of our markets have experienced a shortage of qualified radiology technologists, the personnel who operate our equipment.

Field Supplies

Field supplies increased $1.0 million, from $15.6 million in 2001 to $16.6 million in 2002. As a percentage of service fee revenue, these costs were 5.9% and 6.1% in 2001 and 2002, respectively. The increase in field supplies is primarily attributable to an increase in volume of specialty procedures. These procedures require supplies with a higher unit cost than typically required for other types of procedures.

Field Rent and Lease Expense

Field rent and lease expense decreased $1.6 million, from $31.3 million in 2001 to $29.7 million in 2002. As a percentage of service fee revenue, these costs were 11.8% and 10.9% in 2001 and 2002, respectively. The decrease in field rent and lease expense was primarily attributable to the purchase in December 2001 of equipment previously held under operating leases.

Other Field Expenses

Other field expenses decreased $200,000, from $44.9 million in 2001 to $44.7 million in 2002. As a percentage of service fee revenue, these costs were 16.9% and 16.4% in 2001 and 2002, respectively. Purchased billing services decreased approximately $2.0 million due to (i) the conversion of these services to an in-house billing department at one of the Northeastern contracted radiology practices at the end of 2001 and (ii) billing services no longer provided for professional services at certain hospitals. This was partially offset by an increase of $1.0 million in service agreements on radiology equipment, and an increase in other costs of $600,000.

Bad Debt Expense

Bad debt expense decreased $1.3 million, from $24.7 million in 2001 to $23.4 million in 2002. As a percentage of service fee revenue, these costs were 9.3% and 8.6% in 2001 and 2002, respectively. Since service fee revenue represents contracted radiology practices’ and diagnostic imaging centers’ revenue less amounts retained by contracted radiology practices, these percentages are inherently at a higher stated value. Therefore, bad debt expense should be compared for 2001 and 2002 as a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, net of contractual allowances, rather than as a percentage of service fee revenue. As a percentage of revenue of the contracted radiology practices and diagnostic imaging centers, bad debt expense was 6.7% and 6.2% in 2001 and 2002, respectively. The decrease in bad debt expense is primarily the result of terminating services performed at certain hospitals. Generally, bad debt experience with reimbursement for hospital services is at a higher percentage of revenues than the experience with reimbursement for imaging center services.

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

Severance and Other Related Costs

In the fourth quarter of 2002, we recorded $978,000 in severance and other related costs. These costs include severance payments to our former chairman and chief executive officer and recruiting costs related to the search for a new chief executive officer. In February 2003, a new president and chief executive officer was named.

Corporate General and Administrative

Corporate general and administrative expenses increased $800,000, from $13.9 million in 2001 to $14.7 million in 2002. As a percentage of service fee revenue, these costs were 5.2% and 5.4% in 2001 and 2002, respectively. The increase in these costs is primarily due to the further development of our infrastructure at the corporate office, including additional employees and associated employee benefits and incentive compensation.

Impairment Charge on Long-Lived Assets

In the fourth quarter of 2002, we recorded a $1.3 million impairment charge on long-lived assets related to radiology equipment for 15 of our centers in our Questar operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Loss on Early Extinguishment of Debt

In the fourth quarter of 2001, we incurred a charge of $4.7 million for the loss incurred on the early extinguishment of debt in relation to terminating our senior credit facility with the proceeds from our senior notes issuance in December 2001.

Depreciation and Amortization

Depreciation and amortization expense increased $3.0 million, from $22.6 million in 2001 to $25.6 million in 2002. As a percentage of service fee revenue, these costs were 8.5% and 9.4% in 2001 and 2002, respectively. The increase in depreciation expense is primarily attributable to the purchase of $26.8 million of property and equipment for replacement, maintenance, and expansion in 2002. In addition, the increase in depreciation and amortization expense is due to the purchase in December 2001 of equipment previously held under operating leases. This is partially offset by a decrease in amortization due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. As a result, effective December 31, 2002, $28.5 million of intangible assets, primarily related to acquired intangible assets with an indefinite useful life, are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets.

Interest Expense, net

Interest expense, net, increased $3.4 million, from $15.3 million in 2001 to $18.7 million in 2002. The increase in interest expense is due to higher interest costs associated with our senior notes issued in December 2001.

Non-operating Income

Non-operating income of $1.3 million was recognized in the fourth quarter of 2001 as partial consideration for early termination of management services provided at certain imaging sites not owned or operated by the Company.

Discontinued Operations

Discontinued operations in the accompanying consolidated statement of operations includes five diagnostic imaging centers designated for sale or closure, three diagnostic imaging centers sold and three diagnostic imaging centers closed for 2001 and 2002. Loss from discontinued operations for 2001 was $579,000 ($347,000 net of tax benefit). Loss from discontinued operations for 2002 was $1.2 million ($730,000 net of tax benefit).

Income Tax Expense

Income tax expense on continuing operations was $9.5 million and $7.7 million in 2001 and 2002, respectively. The income tax expense on continuing operations is based on a 40% effective tax rate. The income tax benefit on the loss from discontinued operations in 2001 and 2002 was $232,000 and $487,000, respectively. The income tax benefit on discontinued operations is based on a 40% effective tax rate.

Net Income

Net income decreased from $13.8 million in 2001 to $10.8 million in 2002. Net income as a percentage of service fee revenue was 4.0% in 2002, which decreased from 5.2% in 2001. Included in net income for 2002 is an expense of $587,000, net of tax benefit, related to severance and other related costs and $1.6 million, net of tax benefit, for an impairment charge for long-lived assets. Included in net income for 2001 are $780,000, net of tax, of non-operating income offset by $600,000, net of tax benefit, expense related to merger costs and $369,000, net of tax benefit, expense for supplemental incentive compensation related to our senior notes offering. In addition, net income for 2001 included an expense of $2.8 million, net of tax benefit, for the loss incurred on the early extinguishment of debt.

SUMMARY OF OPERATIONS BY QUARTER

The following table presents unaudited quarterly operating results for each of Radiologix’s last eight fiscal quarters, restated for discontinued operations. Radiologix believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2002 QUARTER ENDED				2003 QUARTER ENDED
	MAR. 31	JUNE 30	SEPT. 30	DEC. 31(a)	MAR. 31(b)(c)	JUNE 30(c)	SEPT. 30(b)	DEC. 31(b)(c)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Service fee revenue	$69,565	$70,016	$68,606	$64,003	$63,206	$63,889	$63,934	$65,985
Income (loss) from continuing operations before income taxes	7,211	7,520	5,388	(975)	(461)	734	110	(2,143)
Income (loss) from continuing operations	4,327	4,511	3,233	(585)	(276)	441	65	(1,286)
Income (loss) on discontinued operations	102	261	(42)	(1,051)	(4,334)	(165)	(711)	(1,697)

Net income (loss)	$4,429	$4,772	$3,191	$(1,636)	$(4,610)	$276	$(646)	$(2,983)

Earnings (loss) Per Common Share:
Income (loss) from continuing operations – basic	$0.22	$0.22	$0.15	$(0.03)	$(0.01)	$0.02	$—	$(0.06)
Income (loss) from discontinued operations – basic	0.01	0.01	—	(0.05)	(0.20)	(0.01)	(0.03)	(0.08)

Net income (loss) – basic	0.22	0.23	0.15	(0.08)	(0.21)	0.01	(0.03)	(0.14)
Income (loss) from continuing operations – diluted	0.19	0.19	0.14	(0.03)	(0.01)	0.02	—	(0.06)
Income (loss) from discontinued operations – diluted	—	0.01	—	(0.05)	(0.20)	(0.01)	(0.03)	(0.08)

Net income (loss) – diluted	$0.20	$0.21	$0.14	$(0.08)	$(0.21)	$0.01	$(0.03)	$(0.14)

Weighted Average Shares Outstanding:
Basic	20,023	20,712	21,489	21,581	21,695	21,695	21,741	21,764
Diluted	23,967	24,256	24,234	21,803	21,751	21,823	22,224	22,081

(a)	Net income for the quarter ended December 31, 2002 includes $587,000, net of tax benefit, in severance and other related costs and a $1.6 million, net of tax benefit, impairment charge on long-lived assets. See Notes 2 and 13 to consolidated financial statements.
(b)	Net income for the quarters ended March 31, 2003, September 30, 2003 and December 31, 2003 include impairment charges on long-lived assets of $4.1 million, $300,000 and $898,000, net of tax benefit, respectively. See Notes 2 and 13 to consolidated financial statements.
(c)	Net income for the quarters ended March 31, 2003, June 30, 2003 and December 31, 2003 includes $581,000, $187,000, $173,000, net of tax benefit, in severance and other related costs. See Notes 2 and 13 to consolidated financial statements.

Future Trends

In September 2003 the Company settled a lawsuit and demand for arbitration with physicians in San Antonio, Texas. In accordance with the settlement agreement, the management service agreement with those physicians will terminate and the parties will separate their business dealings commencing on June 30, 2004. Based on 2003 operations, we believe the service fee revenue and income from continuing operations before income taxes of the Central region will be decreased by approximately 15% and 32%, respectively, as a result of the portion of the business to be severed June 30, 2004.

The Company has received an offer from our joint venture partner in San Antonio, Texas to acquire the Company’s minority interest in five imaging centers as well as our wholly owned imaging center in San Antonio, Texas. We are in current negotiations with our joint venture partner to complete the disposition. Although we would be compensated in the event of this disposition, our revenues and financial results could be adversely affected by the disposition unless we receive sufficient capital and can deploy that capital advantageously. In the event that the Company and its joint venture partner cannot agree on terms of the disposition, then, in the alternative, our joint venture partner’s offer will be deemed to be notice pursuant to the joint venture agreements to terminate the joint ventures. This notice would entitle our joint venture partner to acquire all of the assets of the joint ventures, without an ongoing agreement not to compete from the Company. In this case, the joint venture agreements set the purchase price for the joint venture assets as their fair market value, computed at liquidation value as determined by an independent appraiser. The Company would continue to operate its wholly owned imaging center in San Antonio, Texas. The difference between the purchase price of all of our San Antonio assets and the liquidation value of our San Antonio joint venture assets could have a material impact on the financial results of the Company. In the event we continue to operate only a single wholly owned imaging center in the San Antonio market, we cannot give any assurance that it will not have an adverse effect on our business, results of operations or financial condition. While the Company continues its negotiations, the parties have agreed to extend the termination date of the joint venture agreements until a deal is consummated or the parties abandon the negotiations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for the year ended December 31, 2003, was derived principally from net cash proceeds from operating activities. As of December 31, 2003, we had net working capital of $74.1 million, including cash and cash equivalents of $36.8 million. We had current assets of $107.4 million and current liabilities of $33.4 million, including current maturities of long-term debt and capital lease obligations of $1.7 million. For the year ended December 31, 2003, we generated $35.7 million in net operating cash flow, invested $14.2 million and used cash of $3.8 million in financing activities.

Net cash from operating activities for the year ended December 31, 2003 decreased $9.8 million, from $45.5 million in 2002 to $35.7 million in 2003 is due primarily to the decrease in the results of operations in 2003 offset principally by a reduction in accounts receivable and a decrease in other receivables. Accounts receivable days outstanding decreased from 73 days at December 31, 2002 to 63 days at December 31, 2003.

Net cash from operating activities for the year ended December 31, 2002 increased $4.5 million, from $41.0 million in 2001 to $45.5 million in 2002 primarily due to the receipt of $8.1 million in consideration of the renegotiations of service agreements with two contracted radiology practices in 2002. This is accounted for as deferred revenue, which is recognized in operations over approximately 20 years. This was partially offset by the effect of higher interest costs paid in 2002 versus 2001. Accounts receivable days outstanding increased from 69 days at December 31, 2001 to 73 days at December 31, 2002.

Net cash used in investing activities for the years ended December 31, 2001, 2002 and 2003 was $19.1 million, $31.2 million and $14.2 million, respectively. Purchases of property and equipment during the year ended December 31, 2001, 2002 and 2003 were $7.2 million, $26.8 million and $20.4 million, respectively. For the year ended December 31, 2001 we paid $13.9 million to buy out operating leases. Property and equipment acquired under operating lease agreements for the years ended December 31, 2001 and 2003 was $5.6 million and $16.4 million, respectively. No operating leases were entered into during the year ended December 31, 2002.

Net cash flows used in financing activities for the years ended December 31, 2001, 2002 and 2003 were $14.8 million, $5.9 million and $3.8 million, respectively. Borrowings of long-term debt for the years ended December 31, 2001, 2002 and 2003 were used to purchase equipment and capital improvements, as well as for working capital needs.

At December 31, 2003, we had outstanding borrowings of $160 million under our senior notes, $12.0 million outstanding under our convertible subordinated junior note and an additional $2.1 million in other debt obligations. The $160 million senior notes are due December 15, 2008 and bear interest at an annual rate of 10½% payable semiannually in arrears on June 15 and December 15 of each year, beginning June 15, 2002. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The senior notes are unsecured obligations, which rank senior in right of payment to all of our subordinated indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries. Dividends declarations are restricted based on the senior note agreement. In December 2003, the Company amended its credit facility whereby the Company can borrow up to $35 million. At December 31, 2003, all $35 million was available under the credit facility and no borrowings were outstanding. Under the credit facility the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% dependent on upon monthly outstandings or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25% dependent upon monthly outstandings. The borrowing availability is determined through a formula, which allows us to borrow up to 85% of eligible accounts receivable, as defined under the credit facility. Certain financial ratios (including minimal fixed charge coverage ratio and maximum leverage ratio) are no longer required to be maintained under the credit facility. Our credit facility is secured by substantially all of our assets and a pledge of the capital stock of all of our wholly owned subsidiaries. The credit facility expires December 31, 2008.

Management expects that operating cash flows and its credit facility will provide sufficient liquidity for its operations in the next 12 months.

As of December 31, 2003, long-term debt, including capital lease obligations and non-cancelable operating leases are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long term debt	$172,322	$261	$81	$160,000	$11,980
Capital lease obligations	1,733	1,438	295	—	—
Operating leases	57,917	22,124	19,704	9,978	6,111

Total contractual cash obligations	$231,972	$23,823	$20,080	$169,978	$18,091

In December 2001, Radiologix purchased equipment previously held under operating leases for approximately $13.9 million.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how they can impact our financial statements. A critical accounting policy is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We identified our most critical accounting policies to be:

•	revenue recognition and estimation of contractual allowances and bad debts of accounts receivable; and

•	evaluation of intangible and long-lived assets for impairment.

Revenue Recognition, Contractual Allowances and Allowances for Doubtful Accounts

Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practice and diagnostic imaging center based on established charges and reduced by estimated contractual allowances. Service fee revenue is recorded net of estimated contractual allowances and amounts retained by the contracted radiology practices under the terms of the service agreements. We estimate contractual allowances based on the patient mix at each contracted radiology practice and diagnostic imaging center, impact of managed care contract pricing, and historical collection information. We operate 107 diagnostic imaging centers in 15 different states, each of which has multiple managed care contracts and a differing patient mix. We review monthly the estimated contractual allowance rates for each contracted radiology practice and diagnostic imaging center. The contractual allowance rate is adjusted as changes to the factors discussed above become known. We record bad debt expense monthly based on historical collection rates of each contracted radiology practice and diagnostic imaging center. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables) our estimates of the net realizable value of patient receivables could be reduced by a material amount. Bad debt expense as a percentage of the revenue from contracted radiology practices and diagnostic imaging centers, net of contractual allowances was 6.2% in 2002 and 6.1% in 2003.

Impairment of Intangible and Long-Lived Assets

We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) effective January 1, 2002. SFAS No. 144 requires impairment losses to be recognized for long-lived assets through operations when indicators of impairment exist and the underlying cash flows are not sufficient to support the assets’ carrying value. Potential indicators of impairment can include, but are not limited to the following:

a.	History of operating losses or expected future losses

b.	Significant adverse change in legal factors

c.	Changes in the extent or manner in which the assets are used

d.	Current expectations to dispose of the assets by sale or other means

e.	Reductions or expected reductions of cash flow

We primarily use an expected sales value to estimate the fair values of our long-lived assets. Sales values are based in part on recent acquisitions we made and our knowledge of the radiology and imaging business environment. Based on a comparison of our estimated fair value to the carrying values of the long-lived assets, a $2.7 million impairment charge was recorded in December 2002. In addition, as of December 31, 2003 eleven imaging centers were included in discontinued operations in the accompanying consolidated statements of operations. In 2003, we recorded an $8.9 million pre-tax charge to write-down goodwill related to these centers.

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Goodwill and Intangible Assets

The value of intangible assets (consisting primarily of service agreements and goodwill) is stated at the lower of cost or fair value.

At December 31, 2003, the Company had $20.1 million of goodwill related to the acquired intangible assets of our subsidiary, Questar Imaging, Inc. (“Questar”).

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), became effective for us on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with an indefinite lived useful life no longer be amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite lived intangible assets amounted to $1.2 million ($749,900 net of tax benefit) for the year ended December 31, 2001. These expense amounts, under SFAS 142, are recorded on a ratable basis in years after fiscal 2001. During the first quarter 2002 we performed the initial impairment test of our Questar operations in accordance with the provisions of SFAS No. 142. We engaged an independent third-party valuation specialist to determine the fair value of these operations. Their valuation was completed in the first quarter of 2002 and indicated that the fair value of the Questar operations exceeded the carrying value and consequently no impairment was recorded. During the first quarter of 2003, we performed our annual impairment test of our Questar operations in accordance with the provisions of SFAS No. 142. We engaged an independent third-party valuation specialist to determine the fair value of these operations. Their valuation was completed in the first quarter of 2003 and indicated that the fair value of the Questar operations exceeded the carrying value and consequently no impairment was recorded. We conduct our annual impairment test of goodwill and other indefinite lived intangible assets during our first quarter of each year. Our service agreements, included in the consolidated balance sheets as intangible assets, net, are not considered to have indefinite useful lives and will continue to be amortized over a useful life of 25 years. We regularly evaluate the carrying value and lives of the finite lived intangible assets in light of any events or circumstances that we believe may indicate that the carrying amount or amortization period should be adjusted. As of December 31, 2003, we do not believe there are any indicators that the carrying values or the useful lives of these assets need to be adjusted.

In connection with the restructuring of certain service agreements during 2002, $6.0 million was capitalized as an addition to service agreements. Accumulated amortization of intangible assets at December 31, 2002 and 2003 amounted to $14.8 million and $18.5 million, respectively. Amortization expense for 2002 and 2003 equated to $3.4 million and $3.8 million, respectively. We expect amortization expense to approximate $19.1 million in total over the next five years.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41” (“FIN 46”). In December 2003,

the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. However, FIN 46 specifically excludes a VIE that is a business if the variable interest holder did not participate significantly in the design or redesign of the entity.

FIN 46 was effective immediately for VIEs created after January 31, 2003 and is applicable for all VIEs, regardless of the date of creation, for the first reporting period ending after December 31, 2003. We expect to adopt the provisions of FIN 46 as of March 31, 2004. The effect of adopting the provisions of FIN 46 is not expected to be material to our financial position as all of our current VIEs are businesses that we did not participate significantly in the design, or redesign, of thus are excluded from the scope of the standard.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). Radiologix consolidates three finite-lived joint ventures that qualify as mandatorily redeemable non-controlling interests, as defined by SFAS 150. Upon termination of these joint ventures at a contractually designated future date, all net assets will be distributed to the joint venture partners, including Radiologix, in accordance with the partners’ ownership percentage and settlement amounts that are comparable to book values. Upon adoption of the measurement and recognition provisions of SFAS 150 (currently deferred indefinitely for mandatorily redeemable non-controlling interests), Radiologix will measure the non-controlling interests in these ventures at settlement value and recognize the non-controlling interests as liabilities.

FORWARD-LOOKING STATEMENTS

Throughout this report we make “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include words such as “may,” “will,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the headings “Our Company,” “Risk Factors,” “Capitalization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “The Diagnostic Imaging Services Industry” and “Business,” but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations, include, but are not limited to:

•	economic, competitive, demographic, business and other conditions in our markets;

•	a decline in patient referrals;

•	changes in the rates or methods of third-party reimbursement for diagnostic imaging services;

•	the enforceability or termination of our contracts with radiology practices;

•	the availability of additional capital to fund capital expenditure requirements;

•	burdensome lawsuits against our contracted radiology practices and us;

•	reduced operating margins due to our managed care contracts and capitated fee arrangements;

•	any failure on our part to comply with state and federal anti-kickback and anti-self-referral laws or any other applicable healthcare regulations;

•	our substantial indebtedness, debt service requirements and liquidity constraints;

•	the interruption of our operations in certain regions due to severe weather or other extraordinary events;

•	the recruitment and retention of technologists by us or by radiologists of our contracted radiology groups;

•	risks related to our senior notes and healthcare securities generally; and

•	other factors discussed in the “Risk Factors” section or elsewhere in this report.

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

Further, commercial third-party payors have implemented programs to control costs that could limit the ability of physicians to refer patients to us. For example, prepaid healthcare plans, such as health maintenance organizations, in certain instances provide diagnostic imaging services directly and contract directly with providers and require their enrollees to obtain these services from only these providers. Some insurance companies and self-insured employers also limit these services to contracted providers. These “closed panel” systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside of the system’s designated panel of providers. We may not be able to compete successfully for managed care contracts against entities with greater resources within a market area.

Changes in third-party payment rates or methods for diagnostic imaging services could create downward pricing pressure, which would result in a decline in our revenue and harm our financial position.

Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. Substantially all of the revenue of our diagnostic imaging centers and the contracted radiology practices is currently derived from commercial third-party payors, government sponsored healthcare programs (principally, Medicare and Medicaid) and private and other payors. For 2003, revenue generated at our diagnostic imaging centers consisted of 63% from commercial third-party payors, 28% from Medicare and Medicaid, and 9% from private and other payors.

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

If a significant number of radiologists terminate their relationships with the contracted radiology practices and the radiology practices cannot recruit sufficient qualified radiologists to fulfill practice obligations under our agreements with them, our ability to maximize the use of our diagnostic imaging centers could be adversely affected, thereby decreasing our revenue. Competition in recruiting radiologists and a shortage of qualified radiologists has made it difficult for some contracted radiology practices to maintain adequate levels of radiologists. Neither we nor the contracted radiology practices maintain insurance on the lives of any affiliated physicians.

Sale of our San Antonio, Texas Assets could adversely affect our revenues and financial results.

We operate six imaging centers in San Antonio, Texas. One imaging center is wholly owned by Radiologix and we conduct operations through five joint ventures with a hospital company. We own a minority interest in each of these joint venture centers. Our joint venture partner has offered to purchase all of our assets in San Antonio and we are currently negotiating terms for the disposition. In the event that Radiologix and its joint venture partner cannot agree on terms of the disposition, then, in the alternative, our joint venture partner’s offer will be deemed to be notice pursuant to the joint venture agreements to terminate the joint ventures. The effective date of termination of the joint ventures has been extended from December 31, 2003 until the deal is consummated or the parties abandon the negotiations. This notice would entitle our joint venture partner to acquire all of the assets of Radiologix’s San Antonio joint ventures, without an ongoing agreement not to compete from Radiologix. The joint venture agreements set the purchase price for the joint venture assets as their fair market value computed at liquidation value as determined by an independent appraiser. The difference between the purchase price of all of our San Antonio assets and the liquidation value of our San Antonio joint venture assets could have a material impact on the financial results of the Company. In the event we continue to operate only a single wholly owned imaging center in the San Antonio market, we cannot give any assurance that it will not have an adverse effect on our business, results of operations or financial condition. Although we would be compensated in the event of a buy-out, our revenues and financial results could be negatively affected by a buy-out unless we receive sufficient capital and can deploy that capital advantageously.

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

Our ability to expand is dependent upon many factors, including our ability to:

•	identify attractive and willing candidates for acquisitions, joint ventures or outsourcing relationships;

•	adapt our structure to comply with federal and state legal requirements affecting our arrangements with contracted radiology practices, including state prohibitions on fee-splitting, corporate practice of medicine and self-referrals;

•	obtain regulatory approvals and certificates of need, where necessary, and comply with licensing and certification requirements applicable to our diagnostic imaging centers, the contracted radiology practices and the physicians associated with the contracted radiology practices;

•	recruit a sufficient number of qualified radiology technologists;

•	expand our infrastructure and management; and

•	obtain adequate financing.

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

Acquisitions involve a number of special risks, including the following:

•	possible adverse effects on our operating results;

•	diversion of management’s attention and resources;

•	failure to retain key personnel;

•	difficulties in integrating new operations into our existing management infrastructure;

•	amortization or write-offs of acquired intangible assets; and

•	risks associated with unanticipated events or liabilities.

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

Most of our imaging modalities utilize radiation, and certain imaging modalities utilize radioactive material. These operations generate medical and other regulated wastes. Storage, use and disposal of these materials and waste products present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials. We cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. In the event of an accident, we would be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental, health and safety laws and regulations.

We may experience competition from other diagnostic imaging companies. This competition could adversely affect our revenue and our business.

The market for diagnostic imaging services is competitive. We compete principally on the basis of our reputation for providing multiple modalities, our conveniently located centers and our cost-effective, high-quality diagnostic imaging services. We compete locally with groups of radiologists and some non-radiologist physician practices, established hospitals, clinics and certain other independent organizations that own and operate imaging equipment. Our major national competitors include Alliance Imaging, Inc., InSight Health Services Corp., Medical Resources, Inc., Syncor International Corporation and U.S. Diagnostic, Inc. Some of our local or national competitors that provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment.

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

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. We incur capital expenditures to, among other things:

•	upgrade and replace existing equipment;

•	purchase new diagnostic imaging equipment; and

•	expand within our existing markets and enter new markets.

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

Our success depends in part on our ability to attract and retain qualified senior and executive management, managerial and technical personnel. Competition in recruiting these personnel may make it difficult for us to continue our growth and success. The loss of their services or our inability in the future to attract and retain management and other key personnel could hinder the implementation of our business strategy. We do not maintain key person insurance for any of our executive officers. Recently, there has been a shortage in certain of our markets of qualified radiology technologists, the personnel who operate our equipment. If we are unable to recruit and retain a sufficient number of qualified technologists, we will be unable to operate our centers at maximum capacity or we will be forced to staff our diagnostic imaging centers with temporary personnel, thereby increasing our operating costs and reducing our operating margin profitability.

Our inability to enforce non-compete agreements with the radiologists may increase competition.

Each of the contracted radiology practices under our comprehensive services model has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two years within defined geographic regions after they cease to be owners or employees, as applicable. In most states, a covenant not to compete will be enforced only:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to public interest.

Enforceability of a non-compete covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether, or to what extent, a court will enforce the contracted radiology practices’ covenants. The inability of the contracted radiology practices or us to enforce radiologists’ non-compete covenants could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

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

During the summer months of 2002, our average daily diagnostic imaging procedures decreased, which adversely affected our service fee revenues during those months. The decrease in average daily diagnostic imaging procedures may have resulted from referring physicians or their patients taking vacation. We cannot give any assurance that our future procedure volume and service fee revenues will not be adversely affected by similar circumstances during the summer months or other traditional vacation times of the year.

In 2003, harsh weather conditions on the east coast during January and February and a hurricane in September adversely affected our service fee revenues during those months. We cannot give any assurance that our future procedure volume and service fee revenues will not be adversely affected by similar circumstances during the year.

Our recorded goodwill amounts may be impaired under new accounting standards.

At December 31, 2003, we had approximately $20.1 million recorded as goodwill. On an annual basis, we assess our recorded goodwill amounts for impairment by applying a fair-value-based test. If our goodwill is impaired, we are required to record a non-cash charge by writing down all or a portion of our recorded goodwill amounts. Such a write down could have a material impact on our results of operations in 2004 or future periods. To the extent we sell or close diagnostic imaging centers in the future, we may write-down all or a portion of our goodwill amounts.

Managed care contracts and capitated fee arrangements could reduce our operating margins.

During 2003, approximately 94% of revenue generated at our diagnostic imaging centers was derived from payments made on a fee-for-service basis and approximately 6% was derived from capitated arrangements. Under capitated or other risk-sharing arrangements, the healthcare provider typically is paid a pre-determined amount per-patient per-month from the payor in exchange for providing all necessary covered services to patients covered under the arrangement. These contracts pass much of the financial risk of providing outpatient diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success will depend in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and the diagnostic imaging centers that we own, operate or manage, contracts with HMOs, employer groups and other third-party payors for services to be provided on a risk-sharing or capitated basis by some or all of the radiology practices and/or diagnostic imaging centers. Risk-sharing arrangements result in better revenue predictability, but more unpredictability of expenses and, consequently, profitability. We may not be able to negotiate satisfactory arrangements on a capitated or other risk-sharing basis, on behalf of our diagnostic imaging centers or the contracted radiology practices. In addition, to the extent that patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

Certain provisions of Radiologix’s Restated Certificate of Incorporation, as amended, Radiologix’s Amended and Restated Bylaws and Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of Radiologix and, consequently, limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include the inability to remove directors except for cause and our ability to issue, without further stockholder approval, shares of preferred stock with rights and privileges senior to the common stock. We are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an “interested stockholder” for three years after the stockholder became an interested stockholder.

We have also entered into employment agreements with our executive officers, which contain provisions that require us to pay certain amounts to the executives upon their termination following a change of control. These agreements may delay or prevent a change of control of Radiologix.

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

Federal law prohibiting physician self-referrals (the “Stark Law”) prohibits a physician from referring Medicare or Medicaid patients to an entity for certain “designated health services” if the physician has a prohibited financial relationship with that entity, unless an exception applies. Certain radiology services are considered “designated health services” under the Stark Law. Although we believe that our operations do not violate the Stark Law, our activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations. In addition, legislation may be enacted in the future that further addresses Medicare and Medicaid fraud and abuse or that imposes additional requirements or burdens on us.

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

How providers and their business associates use and disclose certain healthcare information has come under increasing public sensitivity and scrutiny. Additional risks for healthcare providers and their business associates are posed by the new HIPAA federal standards, which set forth guidelines concerning how individually-identifiable health information may be used and disclosed. Historically, state law has governed confidentiality issues. But as a result of the enactment of HIPAA, some states are considering revisions to their existing laws and regulations. These changes may or may not be consistent with the federal HIPAA provisions. As a provider of healthcare services, we must conform to all applicable laws, both federal and state. We believe that our operations are compliant with these legal standards. Nevertheless, these laws and regulations are new and few have been interpreted by government regulators or courts. Consequently, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations.

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

The administrative provisions of HIPAA direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data between healthcare payors, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards, thus eliminating all nonstandard formats currently in use. Our contracted radiology practices and diagnostic imaging centers are “covered entities” under HIPAA, and as such, had to comply with the HIPAA electronic data interchange mandates by the October 16, 2003 deadline. We are able to produce compliant transactions and we continue to test with our trading partners to ensure that there are no unexpected claim or payment delays. We continue to believe there may be some cash flow disruption once CMS and other payor contingency plans for noncompliant transactions are no longer in effect. A failure in our continued ability to comply with HIPAA Standards or the discontinuance of CMS or payor contingency plans could cause us to experience a delay in its claims processing by its payors or lead to a large number of rejected or denied claims. Either of these results may slow our cash collections and increase our accounts receivable days sales outstanding.

We could be harmed if we experience delayed payments from third-party payors after the October 16, 2003 HIPAA EDI requirements deadline.

In September 2003, CMS announced that it would implement a contingency plan to accept noncompliant electronic transactions after the October 16, 2003 compliance deadline to ensure processing of claims from providers who could not meet the deadline and otherwise would have had their Medicare claims rejected. CMS will regularly reassess provider readiness and determine how long the contingency plan will be in effect. We may experience a delay in its claims processing by its payors or lead to a large number of rejected or denied claims. Either of these results may slow our cash collections and increase our accounts receivable days sales outstanding.

While we have taken steps to mitigate this risk by meeting with our payors to assess their HIPAA EDI readiness and discussing payment contingency plans, there can be no assurance that we will be able to maintain sufficient cash on hand and capacity under our existing credit facility to supplement the expected cash-flow shortfalls. If our cash reserves or credit lines prove to be insufficient for our cash flow needs, our business and operations could be adversely affected. This, in turn, may limit our access to capital for growth.

Risks Related to Notes

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations on our notes or notes issued to replace them.

At December 31, 2003, we had approximately $174.1 million of indebtedness. In addition, we have the ability to borrow up to $35 million under our credit facility. Also, subject to restrictions in the indenture and the credit facility, we may incur additional indebtedness.

Our high level of indebtedness could have important consequences, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to pay interest on our notes and our other indebtedness, which will reduce the funds available to us for other purposes;

•	all of the indebtedness outstanding under the credit facility is secured by substantially all of our assets and will mature prior to any notes;

•	our high level of indebtedness could place us at a competitive disadvantage to our competitors that have less debt;

•	some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

•	our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.

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

We are a holding company. Our only material assets are our ownership interests in our subsidiaries. Consequently, we depend on distributions or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, including with respect to our notes. Our non-guarantor subsidiaries are not obligated to make funds available for payment on our notes. Only our subsidiaries that are not unrestricted subsidiaries will guarantee our notes. The financial statements included in this report are presented on a consolidated basis, including all of our subsidiaries. The aggregate total assets at December 31, 2003 of our subsidiaries that are not guarantors of our notes were $6.4 million, or 2.3% of our total assets at December 31, 2003. The operating results of our guarantor subsidiaries may not be sufficient to enable us to make payments on our notes. In addition, our rights and the rights of our creditors, including holders of our notes, to participate in the assets of any of our non-guarantor subsidiaries upon their liquidation or recapitalization will generally be subject to the prior claims of those subsidiaries’ creditors. As a result, our notes are effectively subordinated to the indebtedness of the non-guarantor subsidiaries. As of December 31, 2003, the total liabilities of our non-guarantor subsidiaries, excluding intercompany liabilities, were $2.3 million.

The indenture for our notes and our credit facility impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

The indenture for our notes and our credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	borrow money;

•	pay dividends on or redeem or repurchase our stock;

•	make investments;

•	create liens;

•	sell certain assets or merge with or into other companies;

•	enter into certain transaction with affiliates;

•	sell stock in our subsidiaries; and

•	restrict dividends, distributions or other payments from our subsidiaries.

If we are unable to access the full $35 million under our credit facility, our ability to meet our capital expenditure requirements may be restricted.

Our borrowing availability under our $35 million credit facility is determined through a formula, which allows us to borrow up to 85% of eligible accounts receivable, as defined under the credit facility. If we are unable to generate sufficient eligible accounts receivable, then we may not be able to borrow the full $35 million. To the extent that financing under the credit facility, or other financing sources is not available to us or we are not able to generate sufficient cash through operations, we may be restricted in our ability to meet capital expenditure requirements.

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

A court would likely find that a guarantor did not receive reasonably equivalent value or fair consideration for its guarantee unless it benefited directly or indirectly from the issuance of our notes. If a court avoided a guarantee, a note holder would no longer have a claim against the guarantor. In addition, the court might direct a note holder to repay any amounts already received from the guarantor. If the court were to avoid any guarantor’s guarantee, we cannot assure a note holder that funds would be available to pay our notes from another guarantor or from any other source.

The test for determining solvency for purposes of the foregoing will depend on the law of the jurisdiction being applied. In general, a court would consider an entity insolvent either if the sum of its existing debts exceeds the fair value of all its property, or if the present fair saleable value of its assets is less than the amount required to pay the probable liability on its existing debts as they become due. For this analysis, “debts” includes contingent and unliquidated debts.

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

Upon the occurrence of a “change of control,” as defined in our indenture, a note holder will have the right to require us to purchase our notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest and liquidated damages, if any, to the date of purchase. Our failure to purchase, or give notice of purchase of, our notes would be a default under the indenture, which would in turn be a default under our senior credit facility. Moreover, our failure to repay all amounts outstanding under our senior credit facility upon a default would also be a default under the indenture.

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

Note holders may not be able to sell notes at a particular time or at favorable prices. We also cannot assure note holders as to the level of liquidity of the trading market for the notes. As a result, note holders may be required to bear the financial risk of their investment in the notes indefinitely. Future trading prices of the notes may be volatile and will depend on many factors, including:

•	our operating performance and financial condition;

•	the interest of securities dealers in making a market for our notes; and

•	the market for similar securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for a change in interest rates relates primarily to our cash equivalents and senior credit facility. At December 31, 2003, we had no borrowings outstanding under our senior credit facility. Our notes bear interest at fixed rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Radiologix, Inc.

We have audited the accompanying consolidated balance sheets of Radiologix, Inc. as of December 31, 2002 and 2003 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of management of Radiologix, Inc. (the “Company”). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiologix, Inc. at December 31, 2002 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill as of January 1, 2002.

Ernst & Young LLP

Dallas, Texas

February 17, 2004

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	DECEMBER 31,
	2002	2003
CURRENT ASSETS:
Cash and cash equivalents	$19,153	$36,766
Accounts receivable, net	69,377	58,746
Due from affiliates	5,100	4,104
Assets held for sale	—	251
Other current assets	7,225	7,571

Total current assets	100,855	107,438
PROPERTY AND EQUIPMENT, net	62,103	60,233
INVESTMENTS IN JOINT VENTURES	10,149	10,665
GOODWILL	28,510	20,110
INTANGIBLE ASSETS, net	72,151	67,917
DEFERRED FINANCING COSTS, net	9,719	8,151
OTHER ASSETS	12,604	4,622

Total assets	$296,091	$279,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,145	$14,598
Accrued physician retention	8,216	8,821
Accrued salaries and benefits	8,268	7,788
Current portion of long-term debt	266	261
Current portion of capital lease obligations	4,052	1,438
Other current liabilities	458	482

Total current liabilities	40,405	33,388
DEFERRED INCOME TAXES	4,200	4,260
LONG-TERM DEBT, net of current portion	160,412	160,081
CONVERTIBLE DEBT	11,980	11,980
CAPITAL LEASE OBLIGATIONS, net of current portion	1,519	295
DEFERRED REVENUE	7,721	7,312
OTHER LIABILITIES	147	319

Total liabilities	226,384	217,635

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	1,340	817

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 21,695,153 and 21,765,985 shares issued in 2002 and 2003, respectively and 21,676,469 and 21,747,301 outstanding in 2002 and 2003, respectively	2	2
Treasury stock	(180)	(180)
Additional paid-in capital	13,662	13,942
Retained earnings	54,883	46,920

Total stockholders’ equity	68,367	60,684

Total liabilities and stockholders’ equity	$296,091	$279,136

The accompanying notes are an integral part of these consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	YEAR ENDED DECEMBER 31,
	2001	2002	2003
SERVICE FEE REVENUE	$265,349	$272,190	$257,014
COSTS AND EXPENSES:
Salaries and benefits	72,332	80,785	84,313
Field supplies	15,564	16,636	17,568
Field rent and lease expense	31,332	29,664	32,497
Other field expenses	44,918	44,714	44,371
Bad debt expense	24,658	23,373	21,927
Merger related costs	1,000	—	—
Supplemental incentive compensation	615	—	—
Severance and other related costs	—	978	1,568
Corporate general and administrative	13,855	14,674	14,742
Impairment charge on long-lived assets	—	1,277	—
Loss on early extinguishment of debt	4,730	—	—
Depreciation and amortization	22,623	25,614	27,110
Interest expense, net	15,317	18,714	18,012

Total costs and expenses	246,944	256,429	262,108

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF INVESTMENTS, NON-OPERATING INCOME, MINORITY INTERESTS IN INCOME OF CONSOLIDATED SUBSIDIARIES AND INCOME TAXES	18,405	15,761	(5,094)
Equity in earnings of investments	5,017	4,568	4,082
Non-operating income	1,300	—	—
Minority interests in consolidated subsidiaries	(1,092)	(1,185)	(748)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,630	19,144	(1,760)
Income tax expense (benefit)	9,452	7,658	(704)

INCOME (LOSS) FROM CONTINUING OPERATIONS	14,178	11,486	(1,056)
Discontinued Operations:
Loss from discontinued operations before income tax benefit	(579)	(1,217)	(11,512)
Income tax benefit	(232)	(487)	(4,605)

Loss from discontinued operations, net	(347)	(730)	(6,907)

NET INCOME (LOSS)	$13,831	$10,756	$(7,963)

EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations – basic	$0.72	$0.55	$(0.05)
Loss from discontinued operations – basic	$(0.02)	$(0.03)	$(0.32)

Net income (loss) – basic	$0.71	$0.51	$(0.37)

Income (loss) from continuing operations – diluted	$0.67	$0.51	$(0.05)
Loss from discontinued operations – diluted	$(.02)	$(0.03)	$(0.32)

Net income (loss) – diluted	$0.66	$0.48	$(0.36)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19,559,185	20,957,026	21,724,165
Diluted	22,652,372	23,967,427	21,948,309

The accompanying notes are an integral part of these consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, January 1, 2001	19,507,228	$2	—	$—	$(579)	$30,296	$29,719
Exercise of stock options	73,048	—	—	—	326	—	326
Common stock issued in connection with terminated merger with SKM	117,878	—	—	—	600	—	600
Net income	—	—	—	—	—	13,831	13,831

BALANCE, December 31, 2001	19,698,154	2	—	—	347	44,127	44,476
Exercise of stock options	399,131	—	—	—	1,090	—	1,090
Dilutive securities converted to common stock	1,625,600	—	—	—	12,225	—	12,225
Treasury stock received from contracted radiology practice	(18,684)	—	18,684	(180)	—	—	(180)
Shares cancelled	(9,048)	—	—	—	—	—	—
Net income	—	—	—	—	—	10,756	10,756

BALANCE, December 31, 2002	21,695,153	2	18,684	(180)	13,662	54,883	68,367
Exercise of stock options	70,832	—	—	—	253	—	253
Stock options granted to consultant	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	(7,963)	(7,963)

BALANCE, December 31, 2003	21,765,985	$2	18,684	$(180)	$13,942	$46,920	$60,684

The accompanying notes are an integral part of these consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED DECEMBER 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,831	$10,756	$(7,963)
Adjustments to reconcile net income to net cash provided by operating activities – including discontinued operations
Minority interests in income of consolidated subsidiaries	1,092	1,185	748
Equity in earnings of investments	(5,017)	(4,568)	(4,082)
Depreciation and amortization	23,504	26,472	27,386
Impairment charge on long-lived assets	—	2,700	—
Write-down of goodwill included in discontinued operations	—	—	8,867
Deferred revenue	—	8,130	(409)
Non-cash income from receipt of treasury stock	—	(180)
Stock issued for termination of merger	600	—	—
Loss on early extinguishment of debt	4,730	—	—
Changes in operating assets and liabilities; net of acquisitions and dispositions
Accounts receivable, net	(3,110)	(1,376)	10,631
Other receivables and current assets	5,329	5,046	76
Accounts payable and accrued expenses	57	(2,637)	400

Net cash provided by operating activities	41,016	45,528	35,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,184)	(26,800)	(20,405)
Buy out of operating leases	(13,910)	—	—
Cash paid for acquisitions	(906)	—	—
Contributions to joint ventures	(1,263)	(762)	(1,290)
Distributions from joint ventures	5,214	2,705	3,566
Other investments	(1,055)	(6,363)	3,892

Net cash used in investing activities	(19,104)	(31,220)	(14,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior credit facility, net	1,795	—	—
Proceeds from issuance of long-term debt	160,000	—	—
Payments on long-term debt	(163,084)	(6,531)	(4,014)
Financing costs	(13,808)	(475)	(43)
Proceeds from the exercise of stock options	326	1,090	253

Net cash used in financing activities	(14,771)	(5,916)	(3,804)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,141	8,392	17,613
CASH AND CASH EQUIVALENTS, beginning of period	3,620	10,761	19,153

CASH AND CASH EQUIVALENTS, end of period	$10,761	$19,153	$36,766

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$14,859	$18,999	$17,989
Income taxes paid, net	$7,504	$7,868	$(9,290)
NON-CASH TRANSACTIONS DURING THE PERIOD:
Common stock issued	$600	$—	$—

Treasury stock received	$—	$(180)	$—

Dilutive securities converted to common stock	$—	$12,225	$—

The accompanying notes are an integral part of these consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2002 AND 2003

1. DESCRIPTION OF BUSINESS

Radiologix, Inc. (together with its subsidiaries, “Radiologix” or the “Company”), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. Radiologix operates 107 diagnostic imaging centers located in 15 states. Radiologix offers multi-modality imaging services at 64 of its diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

Radiologix also provides administrative, management and information services to certain radiology practices that provide professional services in connection with its diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures. The services performed by Radiologix provides leverage to its existing infrastructure and improvement to the efficiency and effectiveness of the radiology practice or joint venture profitability.

Radiologix has two models by which it contracts with radiology practices: a comprehensive services model and a technical services model. Under the comprehensive services model, the Company enters into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of Radiologix’s diagnostic imaging equipment and the provision of technical services, the Company provides management services and receives a fee based on the practice group’s professional revenue, including revenue derived from outside of our diagnostic imaging centers. Under the technical services model, the Company enters into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and pays them a fee based on cash collections from reimbursements for imaging procedures.

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

Accounts Receivable

Accounts receivables principally represent receivables from patients and other third-party payors for medical services provided by the contracted radiology practices and diagnostic imaging centers. Under the terms of the service agreements, Radiologix purchases the accounts receivable at their estimated collectible value from the contracted radiology practices. Accounts receivable for services rendered at the contracted radiology practices and diagnostic imaging centers have been recorded at their established charges and reduced by the estimated contractual allowances and bad debts. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. The factors influencing the historical collection experience include the contracted radiology practices’ and diagnostic imaging centers’ patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Generally, any increase to the contractual allowances would reduce the revenue of the contracted radiology practices and diagnostic imaging centers and therefore, reduce the service fee revenue recorded by Radiologix and any decrease to the contractual allowances would increase the revenue of the contracted radiology practices and diagnostic imaging centers and therefore, increase the service fee revenue provided by Radiologix.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method. Amortization of assets under capital leases is included in depreciation and amortization.

Impairment of Long-Lived Assets

Effective January 1, 2002, Radiologix adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires impairment losses to be recognized for long-lived assets through operations when indicators of impairment exist and the underlying cash flows are not sufficient to support the assets’ carrying value. Potential indicators of impairment can include, but are not limited to the following:

a.	History of operating losses or expected future losses

b.	Significant adverse change in legal factors

c.	Changes in the extent or manner in which the assets are used

d.	Current expectations to dispose of the assets by sale or other means

e.	Reductions or expected reductions of cash flow

Based on a history of operating losses or expected future losses in our Questar operations, the Company determined an impairment analysis was warranted. The Company primarily used an expected sales value to estimate the fair values of our long-lived assets. Sales values were based in part on the most recent acquisitions made by the Company, and knowledge of the business environment. Based on a comparison of estimated fair value to the carrying values of the long-lived assets, income from continuing operations in 2002 includes a $1.3 million ($780,000 net of tax benefit) impairment charge related to the Questar operations. Based on a comparison of estimated fair value to the carrying values of the long-lived assets, loss from discontinued operations in 2002 includes a $1.4 million ($840,000 net of tax benefit) impairment charge related to the Questar operations. The fiscal year ended December 31, 2003 includes an $8.9 million pre-tax charge to write-down goodwill of diagnostic imaging centers in accordance with SFAS No. 144. This charge is included in the loss from discontinued operations.

Goodwill and Intangible Assets

The value of intangible assets (consisting primarily of service agreements and goodwill) is stated at the lower of cost or fair value.

At December 31, 2003, the Company had $20.1 million of goodwill related to the acquired intangible assets of Questar Imaging, Inc. (“Questar”), an acquired subsidiary. Amortization of goodwill and other indefinite lived intangible assets amounted to $1.2 million ($749,900 net of tax benefit) for the year ended December 31, 2001.

As of January 1, 2002, $28.5 million of intangible assets was transferred to goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). During the first quarter of 2002 and 2003, in accordance with SFAS No. 142, the Company performed an annual impairment test of Questar operations. The Company engaged an independent third party valuation specialist to determine the fair value of these operations. The fair value of the Questar operations exceeded the carrying value and consequently no impairment was recorded. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are subject to at least annual assessments for impairment by applying a fair-value-based test.

With the adoption of SFAS No. 142, Radiologix ceased amortization of goodwill as of January 1, 2002. The following table presents the results for 2001, 2002 and 2003 on a comparable basis (in thousands):

	2001	2002	2003
Net Income (Loss)	$13,831	$10,756	$(7,963)
Goodwill amortization (net of tax benefit)	750	—	—

Adjusted Net Income (Loss)	$14,581	$10,756	$(7,963)

Basic Earnings Per Share:
Net Income (Loss)	$0.71	$0.51	$(0.37)
Goodwill amortization (net of tax benefit)	0.03	—	—

Adjusted Net Income (Loss)	$0.74	$0.51	$(0.37)

Diluted Earnings Per Share:
Net Income (Loss)	$0.66	$0.48	$(0.36)
Goodwill amortization (net of tax benefit)	0.03	—	—

Adjusted Net Income (Loss)	$0.69	$0.48	$(0.36)

The intangible asset related to a service agreement is recorded on the date of acquisition, and represents all purchase related tangible and intangible assets, including the unamortized portion of the service agreement intangible asset, at the then net book value. The Company’s service agreements, included in the consolidated balance sheets as intangible assets, net, are not considered to have an indefinite useful life and will continue to be amortized over a useful life of 25 years. In connection with the restructuring of certain service agreements during 2002, $6.0 million was capitalized as an addition to service agreements. Accumulated amortization of intangible assets at December 31, 2002 and 2003 amounted to $14.8 million and $18.5 million, respectively. Amortization expense for 2002 and 2003 equated to $3.4 million and $3.8 million, respectively. We expect amortization expense to approximate $19.1 million in total over the next five years.

We regularly evaluate the carrying value of the finite lived intangible assets in light of any events or circumstances that may indicate that the carrying amount or amortization period should be adjusted. As of December 31, 2003, we do not believe there are any indicators that the carrying values or the useful lives of these assets need to be adjusted.

Other Assets and Deferred Financing Costs

During the fourth quarter of 2001, the Company recorded a charge of $4.7 million for deferred financing costs related to the termination of its senior credit facility with the proceeds from its $160 million senior notes issuance. The charge is reflected as a loss on early extinguishment of debt in the accompanying consolidated financial statements.

Deferred financing costs are being amortized over a straight-line method, which approximates the effective interest method. As of December 31, 2002 and 2003, accumulated amortization of deferred financing costs was approximately $1.8 million, and $3.5 million, respectively.

Accrued Physician Retention

Accrued physician retention represents amounts payable to contracted radiology practices under the service agreements. The service agreements require Radiologix to remit physician retention to the contracted radiology practices by the end of the month after the month in which services were rendered.

Revenue Presentation

The Financial Accounting Standards Board’s Emerging Issues Task Force issued its abstract, Issue 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements” (“EITF 97-2”). Since Radiologix has not established a “controlling financial interest” under EITF 97-2, Radiologix does not consolidate the contracted radiology practices.

The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of income had Radiologix met the provisions of EITF 97-2 (in thousands):

	2001	2002	2003
Revenue for contracted radiology practices and diagnostic imaging centers, net of contractual allowances	$369,382	$377,201	$357,827
Less: amounts retained by contracted radiology practices	(104,033)	(105,011)	(100,813)

Service fee revenue	$265,349	$272,190	$257,014

Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practice and diagnostic imaging center based on established charges and reduced by contractual allowances. In addition, bad debt expense related to established charges is recognized as costs and expenses rather than a deduction of net revenue. We use historical collection experience in estimating our contractual adjustments and bad debt expense. The factors influencing the historical collection experience include the contracted radiology practices’ and diagnostic imaging centers’ patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known.

Service fee revenue represents the contracted radiology practices’ and diagnostic imaging centers’ revenue less amounts retained by the contracted radiology practices. The amounts retained by the contracted radiology practices represents amounts paid to the physicians pursuant to the service agreements between Radiologix and the contracted radiology practices. Under the service agreements, the Company provides each contracted radiology practice with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the contracted radiology practice.

The Company’s service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams: (1) 100% of the adjusted technical revenues as defined in the service agreements and (2) a negotiated percentage (up to 30%) of the adjusted professional revenues as defined in the service agreements. In states where the law requires a flat fee structure (primarily New York), Radiologix has negotiated a base service fee, which is equal to the estimated fair market value of the services provided under the service agreements and which is renegotiated each year to equal the fair market value of the services provided under the service agreements. Adjusted professional revenues and adjusted technical revenues are determined by deducting certain contractually agreed-upon expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs) from the contracted radiology practices’ revenue. Revenues of Questar are primarily derived from technical revenues generated from those imaging centers. Service fee revenue consists of the following (in thousands):

	2001	2002	2003
Professional component	$62,266	$54,163	$47,141
Technical component	203,083	218,027	209,873

Service fee revenue	$265,349	$272,190	$257,014

Severance and Other Related Costs

In accordance with Financial Accounting Standards Board’s Emerging Issues Task Force Issue 94-3 in 2002, the Company accrued severance and other related costs in connection with changes in the Company’s senior management team and a workforce reduction at the corporate office and among certain field employees. The following table provides a reconciliation of the beginning and ending liability balances in connection with severance and other related costs recorded in the current and prior periods as of December 31, 2003 (in thousands):

Balance at December 31, 2002	$773
Expense	1,568
Paid	(2,101)

Balance at December 31, 2003	$240

The above liability balances are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments” requires disclosure about the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long term-debt with the same maturities, when available, or discounted cash flows.

Concentration of Credit Risk

The Company’s accounts receivable consist primarily of service fee revenues due from radiology practices and medical service revenues due from patients funded through Medicare, Medicaid, commercial insurance and private payment. The Company estimates that approximately 25%, 24% and 25% of the radiology practices’ revenue in 2001, 2002 and 2003, respectively, is funded through the Medicare program. The Company and its contracted radiology practices perform ongoing credit evaluations of their patients and generally do not require collateral. The Company and its contracted radiology practices maintain allowances for potential credit losses.

Stock-Based Awards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) fair value of accounting for stock-based employee compensation. It also requires certain disclosure in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. We do not recognize compensation expense for our stock option grants, which are issued at fair value at the date of grant. During the three months ended March 31, 2003, 500,000 options were issued which vest in portions based on the Company’s common stock exceeding various stock closing sales prices for 20 consecutive days. During the three months ended June 30, 2003, 125,000 options were issued that vest in portions based on the Company’s common stock exceeding various stock closing sales prices for 20 consecutive days. None of these options vested during the year ended December 31, 2003. Due to the volatility of the Company’s most recent stock prices, the Company was not able to estimate the fair value of the 500,000 options granted during the three months ended March 31, 2003 or the 125,000 options granted during the three months ended June 30, 2003 that vest at a determined sales price and therefore, did not recognize compensation expense. Upon vesting, the Company will recognize compensation expense for these variable options. The Company has not adopted fair value accounting for its employee stock options. In addition, 125,000 options were issued as incentive compensation at the time of employment and were not under the Company’s 1996 Stock Option Plan and have similar vesting as options issued under the Company’s 1996 Stock Option Plan.

The Company currently accounts for its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Statement 25, “Accounting for Stock Issued to Employees”. The Company accounts for stock-based compensation of non-employees under the provisions of SFAS No. 123. The Company did not have any stock-based compensation to non-employees during 2001 and 2002. During 2003, the Company issued 100,000 options to a consultant of which 30,000 vested immediately and the remaining 70,000 options vest in portions based on the Company’s common stock exceeding various stock closing sales prices for 20 consecutive days. The Company recognized $27,000 of compensation expense in 2003 related to these options.

SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. The effects of applying SFAS No. 123 during 2001, 2002 and 2003 are as follows (in thousands, except per share amounts):

	2001	2002	2003
Net income (loss):
As reported	$13,831	$10,756	$(7,963)
Add: Total stock-based compensation expensed in net income (loss)	—	—	40
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,367)	(1,726)	(1,482)

Pro forma net income (loss)	$12,464	$9,030	$(9,405)

Earnings (loss) per share:
Basic – as reported	$0.71	$0.51	$(0.37)
Basic – pro forma	$0.64	$0.43	$(0.43)

Earnings (loss) per share:
Diluted – as reported	$0.66	$0.48	$(0.36)
Diluted – pro forma	$0.60	$0.41	$(0.43)

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2001, 2002 and 2003, respectively: risk-free interest rate of 5.02, 4.61, and 4.27 percent; expected life of 2.81, 5.44 and 5.27 years; expected volatility of 73.8, 119.4, and 61.6 percent; and dividend yield of zero in 2001, 2002 and 2003, respectively. The weighted-average grant-date fair value of new grants in 2001, 2002 and 2003 was $6.21 per share, $11.56 per share, and $2.56 per share, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41” (“FIN 46”). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. However, FIN 46 specifically excludes a VIE that is a business if the variable interest holder did not participate significantly in the design or redesign of the entity.

FIN 46 was effective immediately for VIEs created after January 31, 2003 and is applicable for all VIEs, regardless of the date of creation, for the first reporting period ending after December 31, 2003. The Company expects to adopt the provisions of FIN 46 as of March 31, 2004. The effect of adopting the provisions of FIN 46 is not expected to be material to the Company’s financial position as all of the Company’s current VIEs are businesses in which the Company did not participate significantly in the design, or redesign, and thus are excluded from the scope of the standard.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). Radiologix consolidates three finite-lived joint ventures that qualify as mandatorily redeemable non-controlling interests, as defined by SFAS 150. Upon termination of these joint ventures at a contractually designated future date, all net assets will be distributed to the joint venture partners, including Radiologix, in accordance with the partners’ ownership percentage and settlement amounts that are comparable to book values. Upon adoption of the measurement and recognition provisions of SFAS 150 (currently deferred indefinitely for mandatorily redeemable non-controlling interests), Radiologix will measure the non-controlling interests in these ventures at settlement value and recognize the non-controlling interests as liabilities.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

In November 2001, Radiologix acquired an imaging center in Laurel, Maryland for total consideration of $906,000. No acquisitions were completed in 2002 or 2003.

Dispositions

During 2002, Questar disposed of two imaging centers. Consideration received for the dispositions was approximately $150,000 and the buyer assumed $1.1 million of capital leases. No material gain or loss was recognized in 2002 as a result of the dispositions. During 2003 Questar disposed of three imaging centers that are reported in discontinued operations in the accompanying audited consolidated statements of operations. The imaging centers were sold for the assumption of certain obligations. All periods presented have been restated to reflect discontinued operations.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2002 and 2003 (in thousands):

	Useful Life	2002	2003
Equipment (primarily medical equipment)	5-7 Years	$137,234	$138,201
Leasehold improvements	The lesser of the remaining life of the lease, or 10 Years	28,747	32,844
Buildings	15 Years	3,505	3,490

		169,486	174,535
Less — Accumulated depreciation and amortization		107,383	114,302

Property and equipment, net		$62,103	$60,233

In December 2002, the Company recorded an impairment charge of $2.7 million to write down the value of Questar’s long-lived assets (see Note 2).

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consists of the following at December 31, (in thousands):

	2002	2003
10 1/2% Senior Notes, due December 15, 2008	$160,000	$160,000
Credit Facility	—	—
8% Convertible Junior Subordinated Note due July 2009	11,980	11,980
Note payable to bank and capital lease obligations, various interest rates	6,249	2,075

	178,229	174,055
Less — Current portion of long-term debt and capital lease obligations	4,318	1,699

Long-term debt and capital lease obligations, net of current portion	$173,911	$172,356

The maturities of long-term debt, including capital lease obligations are $1.7 million in fiscal 2004, $400,000 in fiscal 2005, no maturities in fiscal 2006 or 2007, $160.0 million due in fiscal 2008 and $12.0 million due in fiscal 2009 and thereafter. Interest of $104,000 has been imputed based on the varying terms of the leases held for the remaining capital lease obligations.

Senior Notes

In December 2001, the Company terminated its senior credit facility with proceeds from a $160 million senior notes issuance, due December 15, 2008. In connection with the repayment, the Company recorded an expense for the loss incurred on the early extinguishment of its senior credit facility debt in the amount of $4.7 million. The senior notes bear interest at an annual rate of 10 ½% payable semiannually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued and unpaid interest to the date of redemption. The senior notes are unsecured obligations, which rank senior in right of payment to all of our subordinate indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries. Dividend declarations are restricted based on the senior note agreement.

Credit Facility

In December 2003, the Company amended its prior credit facility to provide borrowings up to $35 million. Under the credit facility the interest rate is (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% depending on monthly outstandings or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25% depending on monthly outstandings. The borrowing availability is determined through a formula, which allows us to borrow up to 85% of eligible accounts receivable, as defined under the credit facility agreement. At December 31, 2003, all $35 million was available under the credit facility and no borrowings were outstanding. There are no restrictive covenants under the credit facility. Our credit facility is secured by substantially all of our assets and a pledge of the capital stock of all of our wholly owned subsidiaries. The credit facility expires December 31, 2008.

Convertible Junior Subordinated Note

The Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%.

6. DEFERRED REVENUE

In connection with the amendment of a service agreement with one of the contracted radiology practices in July 2002, the Company recorded deferred revenue of $3.3 million in consideration recognized for the amended agreement, which is amortized over a 20 year period. In addition, in December 2002 the Company amended the service agreement of another contracted radiology practice and the Company recorded deferred revenue of $4.8 million in consideration recognized for the amended agreement. Beginning January 2003, the deferred revenue is amortized over approximately a 19-year period.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space as well as certain equipment. Future minimum lease payments under these operating leases for fiscal 2004, 2005, 2006, 2007, 2008 and 2009 and thereafter are $22.1 million, $11.8 million, $7.9 million, $5.3 million, $4.6 million, and $6.1 million, respectively. Rent expense for equipment was approximately $20.4 million, $18.0 million and $19.6 million in 2001, 2002 and 2003, respectively.

In December 2001, the Company repurchased some equipment previously held under operating leases for approximately $13.9 million.

Litigation

The Company is not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us. All of our current litigation is (i) expected to be covered by liability insurance or (ii) not expected to adversely affect our business. Some risk exists, however, that we could subsequently be named as a defendant in additional lawsuits or that pending litigation could adversely affect us.

Other Matters

The Company has been subject to a lawsuit and a demand for arbitration with physicians in San Antonio, Texas. On September 29, 2003, the parties executed a comprehensive agreement to settle by arbitration all disputes between the parties for all claims arising in the lawsuit and demand for arbitration. The arbitration was conducted and completed on October 8, 2003 and mutual general releases became effective as of that date. The management service agreement with those physicians will terminate and the parties will separate their business dealings commencing on June 30, 2004. The lawsuits have been dismissed and the matter has now been concluded. The service fee revenue and income from continuing operations before income taxes of the Central region will be decreased by approximately 15% and 32%, respectively, as a result of the portion of the business to be severed June 30, 2004.

The Company has received an offer from our joint venture partner in San Antonio, Texas to acquire the Company’s minority interest in five imaging centers as well as our wholly owned imaging center in San Antonio, Texas. We are in current negotiations with our joint venture partner to complete the disposition. Although we would be compensated in the event of this disposition, our revenues and financial results could be adversely affected by the disposition unless we receive sufficient capital and can deploy that capital advantageously. In the event that the Company and its joint venture partner cannot agree on terms of the disposition, then, in the alternative, our joint venture partner’s offer will be deemed to be notice pursuant to the joint venture agreements to terminate the joint ventures. The effective date of termination of the joint ventures has been extended from December 31, 2003 to March 31, 2004. This notice would entitle our joint venture partner to acquire all of the assets of the joint ventures, without an ongoing agreement not to compete from the Company. In this case, the joint venture agreements set the purchase price for the joint venture assets as their fair market value, computed at liquidation value as determined by an independent appraiser. The Company would continue to operate its wholly owned imaging center in San Antonio, Texas. The difference between the purchase price of all of our San Antonio assets and the liquidation value of our San Antonio joint venture assets could have a material impact on the financial results of the Company. In the event we continue to operate only a single wholly owned imaging center in the San Antonio market, we cannot give any assurance that it will not have an adverse effect on our business, results of operations or financial condition. While the Company continues its negotiations, the parties have agreed to extend the termination date of the joint venture agreements until a deal is consummated or the parties abandon the negotiations.

As part of a routine, ongoing compliance and legal review, Radiologix has found that rents negotiated for the subletting of space from physician landlords of several Radiologix locations may have exceeded fair market value. Radiologix sent a letter to the U.S. Department of Health & Human Services’ Office of the Inspector General (“OIG”), informing them of the preliminary findings and seeking their guidance and assistance to remedy this situation. Accordingly, in the second quarter of 2003, we recorded $500,000 as an estimate for potential payments we may incur directly or indirectly. In addition, the Company has incurred $275,000 of legal and consultant costs. Radiologix has qualified for the Provider Self-disclosure Protocol of the OIG. The Provider Self-disclosure Protocol is a self-reporting program that provides for minimizing the cost and disruption associated with on-going investigations of the OIG. Since the inquiry is in its early stages, it is not yet possible for Radiologix to give any assurances that the OIG will not impose fines in excess of our estimate or that any potential payments or findings would not have a material adverse effect on its financial position, cash flow and results of operations.

8. 401 (k) PLAN

The Company established a defined contribution plan (the “401(k) plan”) in January 1999. Employees are eligible immediately upon date of hire. The 401(k) plan allows for an employer match of contributions made by participants after such participants have completed 1,000 hours of service. With respect to the Company match, a participant vests 20% after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service.

The Company makes matching contributions under this plan equal to 50% of each participant’s contribution of up to 6% of the participant’s compensation. Company contributions to the plan were approximately $856,000 in 2001, $1.0 million in 2002 and $1.1 million in 2003.

9. STOCKHOLDERS’ EQUITY

Common Stock

During 2001, the Company issued 117,878 shares of its common stock to Saunders Karp & Megrue, L.P. in connection with the proposed merger between the Company and SKM-RD Acquisition Corp. The proposed merger was terminated in April 2001 (See Note 13).

Stock Option Plan

Under the 1996 Stock Option Plan (the “Plan”) 4,000,000 options to purchase shares of the Company’s common stock may be granted to key directors, employees and other healthcare professionals associated with Radiologix, as defined by the Plan. Options granted under the Plan may be either incentive stock options (“ISO”) or nonqualified stock options (“NQSO”). The option price per share under the Plan may not be less than 100% of the fair market value at the grant date for ISO and may not be less than 85% of the fair market value at the grant date for NQSO. All of the options granted under the Plan through December 31, 2003 were at fair market value. Generally, options vest over a five-year period and are exercisable over a ten-year life. In 2003, 625,000 options were granted which vest in portions based on the Company’s common stock exceeding various stock closing sales prices for 20 consecutive days. As of December 31, 2001, 2002 and 2003, 2,902,517, 2,732,710 and 2,694,710 options, respectively, were outstanding under the Plan. Since the Plan’s inception, the Board of Directors granted options to purchase 125,000 shares of common stock outside the Plan. Compensation expense related to the non-employee portion of these shares is not material. The following table summarizes the combined activity under the Plan and the options granted outside the Plan at December 31 (shares in thousands):

	2001		2002		2003
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding, beginning of year	2,530	$6.60	2,902	$6.55	2,733	$7.57
Granted	633	6.21	290	11.56	1,665	2.56
Exercised	(73)	4.46	(399)	2.91	(71)	3.68
Cancelled	(188)	7.07	(60)	8.36	(1,632)	7.64

Outstanding, end of year	2,902	$6.55	2,733	$7.57	2,695	$4.53

Exercisable, end of year	1,583	$6.99	1,675	$7.82	1,256	$5.72

The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 2,694,710 options outstanding as of December 31, 2003 (shares in thousands):

Exercise Price Range	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Contractual Life (Yrs)
$ 2.51	900,000	$2.51	9.10
$ 2.60	460,833	$2.60	9.35
$ 2.61-$ 4.88	617,876	$3.91	7.08
$ 5.30-$ 8.75	479,126	$7.28	6.36
$11.00-$13.05	216,875	$11.95	6.66
$13.10-$13.10	20,000	$13.10	8.42

10. SERVICE FEE REVENUE

Service fee revenue consists of the following for the years ended December 31 (in thousands):

	2001	2002	2003
Professional component	$62,266	$54,163	$47,141
Technical component	203,083	218,027	209,873

	$265,349	$272,190	$257,014

For the years ended December 31, 2001, 2002 and 2003, four of the Company’s contracted radiology practices each contributed 10% or more of the Company’s service fee revenue as follows (in thousands):

Practice	2001	2002	2003
Advanced Radiology, P.A.	$72,323	$76,892	$69,867
Hudson Valley Radiology Associates, PLLC	$33,205	$29,665	$21,882
The Ide Group, P.C	$25,197	$28,569	$25,852
Community Radiology Associates, Inc	$27,909	$30,907	$33,390

The Company’s service agreement with the San Antonio radiology practice will be terminated effective June 30,2004.

The Company also periodically advances funds to the contracted radiology practices at current interest rates. Such advances are due on demand and are repaid through reductions in future physician retention payments and are included in “Due from Affiliates”.

11. INCOME TAXES

Income tax expense (benefit) from continuing operations in 2001, 2002 and 2003 is composed of the following amounts (in thousands):

	2001	2002	2003
Current income tax expense (benefit):
Federal	$8,020	$9,501	$(9,300)
State and local	2,105	1,435	(739)

	10,125	10,936	(10,039)

Deferred income tax expense (benefit):
Federal	(533)	(2,868)	7,562
State	(140)	(410)	1,773

	(673)	(3,278)	9,335

Income tax expense (benefit)	$9,452	$7,658	$(704)

A reconciliation between reported income tax expense from continuing operations and the amount computed by applying the statutory federal income tax rate of 35% for 2001, 2002 and 2003 is as follows (in thousands):

	2001	2002	2003
Computed at statutory rate	$8,271	$6,700	$(616)
State income tax expense (benefit), net of Federal tax benefit (expense)	1,357	902	(84)
Other	(176)	56	(4)

Income tax expense (benefit)	$9,452	$7,658	$(704)

The income tax benefit on the loss from discontinued operations in 2001, 2002 and 2003 was $232,000, $487,000 and $4.6 million, respectively. The income tax benefit on discontinued operations is based on a 40% effective tax rate to reflect combined federal and state tax rates.

The tax effects of temporary differences that give rise to the deferred income taxes at December 31, 2002 and 2003, are presented below (in thousands):

	2002	2003
Deferred tax assets:
Accounts receivable	$4,518	$—
Joint ventures	—	670
Deferred revenue	3,252	3,088
Other reserves	—	1,369
Other	—	71

Total other deferred tax assets	7,770	5,198

Deferred tax liabilities:
Accounts receivable	—	(3,166)
Joint ventures	(1,727)	—
Fixed assets and intangibles	(5,725)	(8,088)

Total deferred tax liabilities	(7,452)	(11,254)

Total net deferred tax liabilities	318	(6,056)

Less: Current deferred tax assets included in other current assets in 2002 and accounts payable and accrued expenses in 2003	4,518	(1,796)

Non-current deferred tax liabilities	$(4,200)	$(4,260)

12. DISCONTINUED OPERATIONS

As of December 31, 2003, five imaging centers of Questar were designated for sale or closure over the next three to twelve months that are included in discontinued operations. These imaging centers do not represent centers around which the Company can build a market concentration. During 2003 three imaging centers of Questar were sold for the assumption of certain obligations. A $300,000 pre-tax charge for an equipment lease buy-out for one of the imaging centers sold was recognized in 2003. In addition, one imaging center of Questar was closed in November 2003 and two imaging centers in New York were closed during 2003. All of the diagnostic imaging centers that have been sold, closed or designated for sale or closure are included in discontinued operations in the accompanying consolidated statements of operations. The accompanying consolidated statements of operations for the fiscal years ended 2001 and 2002 have been restated to reflect the results of operations of the eleven diagnostic imaging centers as discontinued operations. The fiscal year ended 2003 includes an $8.4 million pre-tax charge to write-down the related goodwill of certain Questar imaging centers in accordance with SFAS No. 144. In addition, in 2003 a $500,000 pre-tax charge was recognized to write-off goodwill related to a closed operation. Loss from discontinued operations for 2001 was $579,000 ($347,000 net of tax benefit). Loss from discontinued operations for 2002 was $1.2 million ($730,000 net of tax benefit). Loss from discontinued operations for 2003 was $11.5 million ($6.9 million net of tax benefit).

Service fee revenue and loss from discontinued operations were as follows (in thousands):

	For the Year Ended December 31,
	2001	2002	2003
Service fee revenue	$11,301	$11,699	$7,938
Loss from discontinued operations before income taxes	$(579)	$(1,217)	$(11,512)
Income tax benefit	(232)	(487)	(4,605)

Loss from discontinued operations	$(347)	$(730)	$(6,907)

Assets and liabilities of discontinued operations as of December 31, 2002 and 2003 were as follows (in thousands):

	2002	2003
Assets	$3,114	$1,594
Liabilities	1,946	977
Net assets	$1,168	$617

The assets and liabilities of discontinued operations are not segregated in the consolidated balance sheet.

13. SPECIAL CHARGES AND NON-OPERATING INCOME

2001

The Company recorded $1.0 million in merger related costs. The charge was the Company’s share of transaction costs incurred by Saunders Karp & Megrue, L.P. and its affiliates in connection with the proposed merger between Radiologix and SKM-RD Acquisition Corp. The proposed merger was terminated in April 2001.

The Company recognized $1.3 million of non-operating income as partial consideration for early termination of management services provided at certain imaging sites not owned or operated by the Company.

Upon the successful completion of the senior notes offering in 2001, the Company incurred $615,000 in supplemental incentive compensation. Also in conjunction with the senior notes offering, the Company incurred an expense of $4.7 million for the early extinguishment of debt in relation to terminating its senior credit facility with the proceeds from its senior notes issuance in December 2001.

2002

During the fourth quarter of 2002, the Company recorded in income from continuing operations a $1.3 million impairment charge for long-lived assets based on a comparison of our estimated fair value to the carrying value of the long-lived assets related to radiology equipment. Also during the fourth quarter of 2002, the Company recorded in income from discontinued operations a $1.4 million impairment charge for long-lived assets based on a comparison of our estimated fair value to the carrying values of the long-lived assets related to radiology equipment.

In the fourth quarter of 2002 the Company recorded $978,000 in severance and other related costs. These costs include severance payments to the former chairman and chief executive officer and recruiting costs related to the search for a new chief executive officer. In February 2003, a new president and chief executive officer was named. In addition, in February 2003 the former president and chief operating officer resigned from his positions.

2003

Charges to operating expenses included the following: i) severance and other related costs of $1,568,000, ii) write-off of software costs of $523,000 for the impairment of a patient scheduling system, iii) estimated expense of $775,000 associated with our self reporting of certain lease agreements to OIG and related legal and consulting costs, iv) financing costs of $363,000 related to an amendment of the credit facility and v) a legal settlement of $300,000.

Charges incurred by the Company related to discontinued operations include an impairment charge on goodwill of $8.9 million and costs of $1.0 million associated with closing diagnostic imaging centers.

14. EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period (including shares to be issued). Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible note (see Note 5) using the “if converted” method to the extent the securities are not anti-dilutive. For the year ended December 31, 2003 approximately $577,000 of tax-effected interest savings and 1,593,098 weighted average shares related to the convertible note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period. For the year ended December 31, 2002, approximately $750,000 of tax-effected interest savings and 2,036,107 weighted average shares related to the convertible note were included in the computation of dilutive EPS. For the year ended December 31, 2001, approximately $1.1 million of tax-effected interest savings and 2,677,828 weighted average shares related to the convertible note were included in the computation of diluted EPS.

For the years ended December 31, 2001, 2002 and 2003, 415,359, 974,293 and 224,144 shares, respectively, related to stock options were included in diluted EPS.

15. SEGMENT REPORTING

The Company reports the results of operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western regions and its subsidiary, Questar. Our operations in each of the four designated regions are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with our diagnostic imaging centers and to hospitals and radiology practices with which we operate joint ventures. Our services provide leverage to our existing infrastructure and improvement to the efficiency and effectiveness of the radiology practice or joint venture profitability. We have divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but do not focus on each of these regions as a separate product line or make financial decisions as if they were separate product lines. The Questar operations are treated as a separate group only from the perspective that the imaging centers of Questar do not have the same type of management service agreement with physicians as we have with each of the contracted radiology practices in the four designated regions. In addition, any imaging centers of Questar that are in the same market as the operations of the contracted radiology practices in the four designated regions are not included in the service agreements of the contracted radiology practices.

The following table summarizes the operating results and assets by the five reportable segments (dollars in thousands):

	For the Year Ended December 31, 2001
	Mid-Atlantic Region (1)	Northeastern Region (2)	Central Region (3)	Western Region (4)	Questar (5)	Total
Service fee revenue	$111,701	58,402	34,682	35,426	25,138	$265,349
Total costs and expenses	$85,540	46,443	24,762	29,526	22,353	$208,624
Income from continuing operations before equity in earnings of investments and minority interests in income of consolidated subsidiaries, and income taxes	$26,161	11,959	9,920	5,900	2,785	$56,725
Equity in earnings of investments	$3,651	—	1,366	—	—	$5,017
Minority interests in income of consolidated subsidiaries	$(697)	—	(451)	—	56	$(1,092)
Income from continuing operations before income taxes	$29,115	11,959	10,835	5,900	2,841	$60,650
Assets	$61,680	43,795	24,134	22,392	24,048	$176,049
Purchases of property and equipment	$4,315	2,099	672	45	(131)	$7,000

	For the Year Ended December 31, 2002
	Mid-Atlantic Region (1)	Northeastern Region (2)	Central Region (3)	Western Region (4)	Questar (5)	Total
Service fee revenue	$121,115	58,234	35,382	34,148	23,311	$272,190
Total costs and expenses	$94,840	47,981	26,242	31,113	21,162	$221,338
Income from continuing operations before equity in earnings of investments and minority interests in income of consolidated subsidiaries, and income taxes	$26,275	10,253	9,140	3,035	2,149	$50,852
Equity in earnings of investments	$3,547	—	1,021	—	—	$4,568
Minority interests in income of consolidated subsidiaries	$(787)	—	(422)	—	24	$(1,185)
Income from continuing operations before income taxes	$29,035	10,253	9,739	3,035	2,173	$54,235
Assets	$75,086	39,873	28,176	25,390	15,739	$184,264
Purchases of property and equipment	$11,776	3,109	3,270	6,963	584	$25,702

	For the Year Ended December 31, 2003
	Mid-Atlantic Region (1)	Northeastern Region (2)	Central Region (3)	Western Region (4)	Questar (5)	Total
Service fee revenue	$117,166	47,735	32,952	38,762	20,399	$257,014
Total costs and expenses	$97,871	48,650	26,268	34,289	19,808	$226,886
Income (loss) from continuing operations before equity in earnings of investments and minority interests in income of consolidated subsidiaries, and income taxes (benefit)	$19,295	(915)	6,684	4,473	591	$30,128
Equity in earnings of investments	$3,617	—	465	—	—	$4,082
Minority interests in income of consolidated subsidiaries	$(548)	—	(315)	—	115	$(748)
Income (loss) from continuing operations before income taxes (benefit)	$22,364	(915)	6,834	4,473	706	$33,462
Assets	$68,809	28,050	22,246	21,542	33,569	$174,216
Purchases of property and equipment	$7,828	5,142	993	3,175	2,895	$20,033

(1)	Includes the Baltimore/Washington, D.C. Metropolitan area.
(2)	Includes Rochester, New York, Rockland County, New York and the surrounding areas.
(3)	Includes San Antonio, Texas, St. Lucie County, Florida, Topeka, Kansas, Northeast Kansas and the surrounding areas.
(4)	Includes San Francisco/Oakland/San Jose, California and surrounding areas.
(5)	Includes diagnostic imaging centers in Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Kansas, Minnesota, Missouri, Nebraska, Nevada, Ohio and Pennsylvania that were acquired as part of the Questar acquisition and that have not been integrated into pre-existing Radiologix market areas and discontinued operations.

Corporate assets, including intangible assets, as of December 31, 2001, 2002 and 2003 were $108,676, $111,827 and $104,920, respectively.

The following table is a reconciliation of the segment income before income taxes to Radiologix’s consolidated reported income before income taxes for the year ended December 31 (in thousands):

	2001	2002	2003
Segment income before income taxes	$60,650	$54,235	$33,462
Unallocated amounts:
Merger related costs	(1,000)	—	—
Supplemental incentive compensation	(615)	—	—
Severance and other related costs	—	(978)	(1,315)
Corporate general and administrative	(13,855)	(14,674)	(14,742)
Loss on early extinguishment of debt	(4,730)	—	—
Non-operating income	1,300	—	—
Corporate depreciation and amortization	(6,962)	(5,794)	(6,116)
Corporate interest expense	(11,158)	(13,825)	(13,049)
Other income	—	180	—
Loss on discontinued operations	(579)	(1,217)	(11,512)

Consolidated income (loss) before income taxes (benefit)	$23,051	$17,927	$(13,272)

The following table is a reconciliation of the assets and purchases of property and equipment for the segments to Radiologix’s consolidated assets and purchases of property and equipment as of and for the year ended December 31 (in thousands):

	2002	2003
Assets:
Segment amounts	$184,264	$174,216
Corporate (including intangible assets)	111,827	104,920

Total assets	$296,091	$279,136

Purchases of Property and Equipment:
Segment amounts	$25,702	$20,033
Corporate	1,098	372

Total purchases of property and equipment	$26,800	$20,405

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

	2001	2002	2003
Current assets	$17,005	$18,873	$20,920
Noncurrent assets	14,126	14,184	13,906
Current liabilities	4,690	6,263	5,274
Noncurrent liabilities	889	653	352
Minority interest	5,017	4,568	4,082
Net revenue	43,118	50,160	53,140
Net income	$13,307	$12,934	$12,472

17. SUPPLEMENTAL GUARANTOR INFORMATION

In connection with the senior notes, certain of the Company’s subsidiaries (“Subsidiary Guarantors”) guaranteed, jointly and severally, the Company’s obligation to pay principal and interest on the senior notes on a full and unconditional basis.

The following supplemental condensed consolidating financial information presents the balance sheet as of December 31, 2002 and 2003, and the statements of operations and cash flows for the years ended December 31, 2001, 2002 and 2003. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the Non-guarantor Subsidiaries using the equity method.

The Non-guarantor Subsidiaries include Advanced PET Imaging of Maryland, L.P., Lexington MR, Ltd., Montgomery Community Magnetic Imaging Center Limited Partnership, Tower OpenScan MRI, and MRI at St. Joseph Medical Center LLC. The Guarantor Subsidiaries include all wholly-owned subsidiaries of Radiologix, Inc. (the “Parent”).

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$15,775	$(381)	$3,759	$—	$19,153
Accounts receivable, net	—	66,190	3,187	—	69,377
Other current assets	82	13,099	(856)	—	12,325

Total current assets	15,857	78,908	6,090	—	100,855
Property and equipment, net	2,314	56,588	3,201	—	62,103
Investment in subsidiaries	140,667	—	—	(140,667)	—
Intangible assets, net	—	99,091	1,570	—	100,661
Other assets	17,120	15,318	34	—	32,472

	$175,958	$249,905	$10,895	$(140,667)	$296,091

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$7,490	$26,380	$1,759	$—	$35,629
Current portion of long-term debt	13	3,681	624	—	4,318
Other current liabilities	—	458	—	—	458

Total current liabilities	7,503	30,519	2,383	—	40,405
Long-term debt, net of current portion	171,567	1,090	1,254	—	173,911
Other noncurrent liabilities	(71,479)	86,445	(2,898)	—	12,068
Minority interests in consolidated subsidiaries	—	—	1,340	—	1,340
Stockholders’ equity	68,367	131,851	8,816	(140,667)	68,367

	$175,958	$249,905	$10,895	$(140,667)	$296,091

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$31,625	$3,856	$1,285	$—	$36,766
Accounts receivable, net	—	55,246	3,500	—	58,746
Other current assets	1,034	19,587	(8,695)	—	11,926

Total current assets	32,659	78,689	(3,910)	—	107,438
Property and equipment, net	2,113	55,636	2,484	—	60,233
Investment in subsidiaries	152,103	—	—	(152,103)	—
Intangible assets, net	—	80,139	7,888	—	88,027
Other assets	12,701	10,791	(54)	—	23,438

	$199,576	$225,255	$6,408	$(152,103)	$279,136

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$6,612	$23,502	$1,093	$—	$31,207
Current portion of long-term debt	45	1,145	509	—	1,699
Other current liabilities	—	482	—	—	482

Total current liabilities	6,657	25,129	1,602	—	33,388
Long-term debt, net of current portion	171,506	168	682	—	172,356
Other noncurrent liabilities	(39,271)	58,163	(7,001)	—	11,891
Minority interests in consolidated subsidiaries	—	—	817	—	817
Stockholders’ equity	60,684	141,795	10,308	(152,103)	60,684

	$199,576	$225,255	$6,408	$(152,103)	$279,136

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2001

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Total Consolidated
Service fee revenue	$—	$244,926	$20,423	$		$265,349
Costs and expenses:
Salaries and benefits	—	69,792	2,540		—	72,332
Field supplies	—	14,288	1,276		—	15,564
Field rent and lease expense	—	28,997	2,335		—	31,332
Other field expenses	—	38,928	5,990		—	44,918
Bad debt expense	—	23,121	1,537		—	24,658
Merger related costs	1,000	—	—		—	1,000
Supplemental incentive compensation	615	—	—		—	615
Corporate general and administrative	13,855	—	—		—	13,855
Loss on early extinguishment of debt	4,730	—	—		—	4,730
Depreciation and amortization	2,938	18,914	771		—	22,623
Interest expense, net	11,158	4,012	147		—	15,317

Total costs and expenses	34,296	198,052	14,596		—	246,944

Income (loss) from continuing operations before equity in earnings of investments, minority interests in income of consolidated subsidiaries, and income taxes	(34,296)	46,874	5,827		—	18,405
Equity in earnings of investments	—	5,017	—		—	5,017
Non-operating income	1,300	—	—		—	1,300
Minority interests in income of consolidated subsidiaries	—	—	(1,092)		—	(1,092)

Income (loss) from continuing operations before income taxes	(32,996)	51,891	4,735		—	23,630
Income tax expense (benefit)	(13,199)	20,757	1,894		—	9,452

Income (loss) from continuing operations	(19,797)	31,134	2,841		—	14,178

Discontinued Operations:
Loss from discontinued operations before income tax benefit	—	(579)	—		—	(579)
Income tax benefit	—	(232)	—		—	(232)

Loss from discontinued operations, net	—	(347)	—		—	(347)

Net income (loss)	$(19,797)	$30,787	$2,841	$		$13,831

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Total Consolidated
Service Fee Revenue	$—	$250,733	$21,457	$		$272,190
Costs and expenses:
Salaries and benefits	—	77,813	2,972		—	80,785
Field supplies	—	15,523	1,113		—	16,636
Field rent and lease expense	—	27,630	2,034		—	29,664
Other field expenses	(180)	38,346	6,548		—	44,714
Bad debt expense	—	21,860	1,513		—	23,373
Severance and other related costs	978	—	—		—	978
Corporate general and administrative	14,674	—	—		—	14,674
Impairment charge on long-lived assets	—	1,277	—		—	1,277
Depreciation and amortization	2,827	21,778	1,009		—	25,614
Interest expense, net	13,826	4,653	235		—	18,714

Total costs and expenses	32,125	208,880	15,424		—	256,429

Income (loss) from continuing operations before equity in earnings of investments, minority interests in income of consolidated subsidiaries, and income taxes	(32,125)	41,853	6,033		—	15,761
Equity in earnings of investments	—	4,568	—		—	4,568
Minority interests in income of consolidated subsidiaries	—	—	(1,185)		—	(1,185)

Income (loss) from continuing operations before income taxes	(32,125)	46,421	4,848		—	19,144
Income tax expense (benefit)	(12,850)	18,569	1,939		—	7,658

Income (loss) from continuing operations	(19,275)	27,852	2,909		—	11,486

Discontinued Operations:
Loss from discontinued operations before income tax benefit	—	(1,217)	—		—	(1,217)
Income tax benefit	—	(487)	—		—	(487)

Loss from discontinued operations, net	—	(730)	—		—	(730)

Net income (loss)	$(19,275)	$27,122	$2,909	$		$10,756

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Total Consolidated
Service Fee Revenue	$—	$238,695	$18,319	$		$257,014
Costs and expenses:
Salaries and benefits	—	81,410	2,903		—	84,313
Field supplies	—	16,462	1,106		—	17,568
Field rent and lease expense	—	30,345	2,152		—	32,497
Other field expenses	—	38,289	6,082		—	44,371
Bad debt expense	—	20,610	1,317		—	21,927
Severance and other related costs	1,315	253	—		—	1,568
Corporate general and administrative	14,742	—	—		—	14,742
Depreciation and amortization	2,762	23,467	881		—	27,110
Interest expense, net	13,048	4,803	161		—	18,012

Total costs and expenses	31,867	215,639	14,602		—	262,108

Income (loss) from continuing operations before equity in earnings of investments, minority interests in income of consolidated subsidiaries, and income taxes	(31,867)	23,056	3,717		—	(5,094)
Equity in earnings of investments	—	4,082	—		—	4,082
Minority interests in income of consolidated subsidiaries	—	—	(748)		—	(748)

Income (loss) from continuing operations before income taxes	(31,867)	27,138	2,969		—	(1,760)
Income tax expense (benefit)	(12,747)	10,855	1,188		—	(704)

Income (loss) from continuing operations	(19,120)	16,283	1,781		—	(1,056)

Discontinued Operations:
Loss from discontinued operations before income tax benefit	(467)	(11,045)	—		—	(11,512)
Income tax benefit	(187)	(4,418)	—		—	(4,605)

Loss from discontinued operations, net	(280)	(6,627)	—		—	(6,907)

Net income (loss)	$(19,400)	$9,656	$1,781	$		$(7,963)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3,145)	$35,448	$8,713	$—	$41,016

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(1,699)	(3,755)	(1,730)	$—	(7,184)
Buy out of operating leases	—	(13,910)	—	—	(13,910)
Cash paid for acquisitions	—	(906)	—	—	(906)
Joint ventures	—	3,951	—	—	3,951
Other investments	293	(316)	(1,032)	—	(1,055)

Net cash used in investing activities	(1,406)	(14,936)	(2,762)	—	(19,104)

CASH FLOWS FROM FINANCING ACTIVITIES:				—
Proceeds (payments) on long–term debt	6,943	(7,513)	(719)	—	(1,289)
Due to/from parent/subsidiaries	20,811	(17,116)	(3,695)	—	—
Other	(16,474)	2,973	19	—	(13,482)

Net cash provided by (used in) financing activities	11,280	(21,656)	(4,395)	—	(14,771)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,729	(1,144)	1,556	—	7,141
CASH AND CASH EQUIVALENTS, beginning of period	941	191	2,488	—	3,620

CASH AND CASH EQUIVALENTS, end of period	$7,670	$(953)	$4,044	$—	$10,761

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(10,981)	$54,387	$2,122	$—	$45,528

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,187)	(23,217)	(396)	—	(26,800)
Joint ventures	—	1,943	—	—	1,943
Other investments	(3,988)	(1,614)	(761)	—	(6,363)

Net cash used in investing activities	(7,175)	(22,888)	(1,157)	—	(31,220)

CASH FLOWS FROM FINANCING ACTIVITIES:				—
Proceeds (payments) on long–term debt	(4,069)	(2,948)	486	—	(6,531)
Due to/from parent/subsidiaries	27,007	(25,249)	(1,758)	—	—
Other	3,323	(2,730)	22	—	615

Net cash provided by (used in) financing activities	26,261	(30,927)	(1,250)	—	(5,916)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,105	572	(285)	—	8,392
CASH AND CASH EQUIVALENTS, beginning of period	7,670	(953)	4,044	—	10,761

CASH AND CASH EQUIVALENTS, end of period	$15,775	$(381)	$3,759	$—	$19,153

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(17,593)	$42,976	$10,271	$—	$35,654

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(2,561)	(17,197)	(647)	—	(20,405)
Cash paid for acquisitions	—	—	—	—	—
Joint ventures	—	2,276	—	—	2,276
Other investments	3,593	7,800	(7,501)	—	3,892

Net cash provided by (used in) investing activities	1,032	(7,121)	(8,148)	—	(14,237)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds (payments) on long–term debt	(29)	(3,298)	(687)	—	(4,014)
Due to/from parent/subsidiaries	32,203	(28,273)	(3,930)	—	—
Other	237	(47)	20	—	210

Net cash provided by (used in) financing activities	32,411	(31,618)	(4,597)	—	(3,804)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,850	4,237	(2,474)	—	17,613
CASH AND CASH EQUIVALENTS, beginning of period	15,775	(381)	3,759	—	19,153

CASH AND CASH EQUIVALENTS, end of period	$31,625	$3,856	$1,285	$—	$36,766

18. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents unaudited quarterly operating results for each of Radiologix’s last eight fiscal quarters, restated for discontinued operations. Radiologix believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods (in thousands, except per share data).

	2002 QUARTER ENDED				2003 QUARTER ENDED
	MAR. 31	JUNE 30	SEPT. 30	DEC. 31 (a)	MAR. 31 (b)(c)	JUNE 30 (c)	SEPT. 30 (b)	DEC. 31(b)(c)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Service fee revenue	$69,565	$70,016	$68,606	$64,003	$63,206	$63,889	$63,934	$65,985
Income (loss) from continuing operations before income taxes	7,211	7,520	5,388	(975)	(461)	734	110	(2,143)
Income (loss) from continuing operations	4,327	4,511	3,233	(585)	(276)	441	65	(1,286)
Income (loss) on discontinued operations	102	261	(42)	(1,051)	(4,334)	(165)	(711)	(1,697)

Net income (loss)	$4,429	$4,772	$3,191	$(1,636)	$(4,610)	$276	$(646)	$(2,983)

Earnings (loss) Per Common Share:
Income (loss) from continuing operations – basic	$0.22	$0.22	$0.15	$(0.03)	$(0.01)	$0.02	$—	$(0.06)
Income (loss) from discontinued operations – basic	0.01	0.01	—	(0.05)	(0.20)	(0.01)	(0.03)	(0.08)

Net income (loss) – basic	0.22	0.23	0.15	(0.08)	(0.21)	0.01	(0.03)	(0.14)
Income (loss) from continuing operations – diluted	0.19	0.19	0.14	(0.03)	(0.01)	0.02	—	(0.06)
Income (loss) from discontinued operations – diluted	—	0.01	—	(0.05)	(0.20)	(0.01)	(0.03)	(0.08)

Net income (loss) – diluted	$0.20	$0.21	$0.14	$(0.08)	$(0.21)	$0.01	$(0.03)	$(0.14)

Weighted Average Shares Outstanding:
Basic	20,023	20,712	21,489	21,581	21,695	21,695	21,741	21,764
Diluted	23,967	24,256	24,234	21,803	21,751	21,823	22,224	22,081

(a)	Net loss for the quarter ended December 31, 2002 includes $587,000, net of tax benefit, in severance and other related costs and a $1.6 million, net of tax benefit, impairment charge on long-lived assets. See Notes 2 and 13 to consolidated financial statements.

(b)	Net income (loss) for the quarters ended March 31, 2003, September 30, 2003 and December 31, 2003 includes impairment charges on long-lived assets of $4.1 million, $300,000 and $880,000, net of tax benefit, respectively. See Notes 2 and 13 to consolidated financial statements.

(c)	Net income (loss) for the quarters ended March 31, 2003, June 30, 2003 and December 31, 2003 includes $581,000, $187,000, $173,000, net of tax, respectively, in severance and other related costs. See Notes 2 and 13 to consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required by Item 304 of Regulation S-K is contained under the caption “Proposal III: Ratification of Appointment of Independent Public Accountants” and is incorporated here by reference.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls. During the fourth fiscal quarter of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Items 401 and 405 of Regulation S-K is contained under the caption “Directors and Executive Officers” in the registrant’s proxy statement for the 2004 annual meeting of stockholders and is incorporated here by reference.

We have adopted the Radiologix, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, controller and other finance organization employees. The finance code of ethics is publicly available on our website at www.radiologix.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is contained under the caption “Executive Compensation” in the registrant’s proxy statement for the 2004 annual meeting of stockholders and is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 201(d) and Item 403 of Regulation S-K is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in Radiologix’s proxy statement for the 2004 annual meeting of its stockholders and is incorporated here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 404 of Regulation S-K is contained under the caption “Certain Transactions” in the registrant’s proxy statement for the 2004 annual meeting of stockholders and is incorporated here by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services appears under the caption “Proposal III. Ratification of Appointment of Independent Public Accountants” in the registrant’s proxy statement for the 2004 annual meeting of stockholders and is incorporated here by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1.	The list of financial statements and financial statement schedules filed as part of this report is incorporated here by reference to Item 8. Financial Statements and Supplementary Data, “Index to Consolidated Financial Statements.”

2.	Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2001, 2002 and 2003 is included herewith.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

(b) Reports on Form 8-K.

The registrant filed a Current Report on Form 8-K dated November 6, 2003 relating to a press release issued on that date regarding the registrant’s financial results for the quarter ended September 30, 2003.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Radiologix has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

RADIOLOGIX, INC.

By:	/s/ STEPHEN D. LINEHAN

Stephen D. Linehan President and Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Stephen D. Linehan and Paul M. Jolas, and each of them, such person’s true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STEPHEN D. LINEHAN Stephen D. Linehan	President, and Chief Executive Officer Director (Principal Executive Officer)	March 12, 2004

/s/ SAMI S. ABBASI Sami S. Abbasi	Executive Vice President and Chief Operating Officer and Chief Financial Officer and (Principal Accounting Officer)	March 12, 2004

/s/ MARVIN S. CADWELL Marvin S. Cadwell	Chairman of the Board and Director	March 12, 2004

/s/ PAUL D. FARRELL Paul D. Farrell	Director	March 12, 2004

/s/ JOSEPH C. MELLO Joseph C. Mello	Director	March 12, 2004

/s/ MICHAEL L. SHERMAN, M.D. Michael L. Sherman, M.D.	Director	March 12, 2004

SCHEDULE II

RADIOLOGIX, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(DOLLARS IN THOUSANDS)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	PROVISION	OTHER	WRITEOFFS	BALANCE AT END OF PERIOD
ALLOWANCE FOR BAD DEBTS
For the Year Ended December 31, 2001	$38,101	$25,682	—	$(39,664)	$24,119
For the Year Ended December 31, 2002	$24,119	$24,390	—	$(25,047)	$23,462
For the Year Ended December 31, 2003	$23,462	$22,751	—	$(25,613)	$20,600

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of American Physician Partners, Inc. ***
3.2	Amended and Restated Bylaws of American Physician Partners, Inc. ***
3.3	Amendment to Restated Certificate of Incorporation of American Physician Partners, Inc. (Incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-Q for the quarter ended June 30, 1999).
3.4	Amendment to Restated Bylaws of American Physician Partners, Inc. (Incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 1999).
3.5	Certificate of Amendment of the Restated Certificate of Incorporation of Radiologix, Inc. dated July 14, 2003 (incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2003).
3.6	Amendment to Restated Bylaws (incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended September 30, 2003).
4.1	Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc. **
4.2	Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital Partners SBIC, L.P. @ (see Exhibit 4.1 thereof).
4.3	Convertible Junior Subordinated Promissory Note dated August 1, 1999 issued to BT Capital Partners SBIC, L.P. @ (see Exhibit 4.2 thereof).
4.4	Indenture dated as of December 12, 2001, among Radiologix, Inc., as Issuer, its subsidiaries identified in the Indenture, as Guarantors, and U.S. Bank, N.A., as Trustee, with respect to $160 Million 10½% Senior Notes due December 15, 2008. (Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2001).
4.5	Registration Rights Agreement dated December 12, 2001, among Radiologix, Inc., as Issuer, its subsidiaries identified in the Registration Rights Agreement, as Guarantors, and Jefferies & Company, Inc. and Deutsche Banc Alex. Brown Inc., as Initial Purchasers, with respect to $160 Million 10½% Senior Notes due December 15, 2008. (Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2001).
10.1M	American Physician Partners, Inc. 1996 Stock Option Plan. **
10.2	Amended and Restated Credit Agreement dated December 12, 2001, among Radiologix, Inc., as Borrower, the Signatory Lenders, and General Electric Capital Corporation, as Agent and Lender. (Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2001).
10.3M	Employment Agreement between American Physician Partners, Inc. and Mark S. Martin. **
10.4M	Employment Agreement between American Physician Partners, Inc. and Paul M. Jolas. **
10.5M	Form of Indemnification Agreement for certain Directors and Officers. ***
10.6	Amended and Restated Service Agreement among Radiologix, Inc., Advanced Imaging Partners, Inc., and Advanced Radiology, P.A., dated as of July 1, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2002).
10.7	Amended and Restated Service Agreement among Radiologix, Inc., Ide Imaging Partners, Inc., and The Ide Group, P.C., dated as of July 1, 2002 (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).
10.8	Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., M & S X-Ray Associates, P.A. and M&S Imaging Associates, P.A. **
10.9	Amended and Restated Service Agreement among Radiologix, Inc., Mid Rockland Imaging Partners, Inc., and Hudson Valley Radiology Associates, P.L.L.C., dated as of July 1, 2002 (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).
10.15	Amended and Restated Service Agreement among Radiologix, Inc., Radiology and Nuclear Medicine Partners, Inc., and Radiology and Nuclear Medicine, L.L.C., dated as of July 1, 2002 (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).
10.16	Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., APPI-Valley Radiology, Inc. and Valley Radiology Medical Associates, Inc. **
10.17	Service Agreement dated January 1, 1998, by and among American Physician Partners, Inc., Community Imaging Partners, Inc., Community Radiology Associates, Inc. and Drs. Korsower and Pion Radiology, P.A. (Incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-Q for the quarter ended March 31, 1998).
10.18	Service Agreement dated April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast Imaging Partners, Inc. and Radiology Imaging Associates — Basilico, Gallagher & Raffa, M.D., P.A. (Incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-Q for the quarter ended June 30, 1998).

EXHIBIT NUMBER	DESCRIPTION
10.19M	Employment Agreement between American Physician Partners, Inc. and Mark L. Wagar. (Incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-Q for the quarter ended June 30, 1998).
10.20	Service Agreement dated September 1, 1998, by and among American Physician Partners, Inc., WB&A Imaging Partners, Inc. and WB&A Imaging, P.C. (Incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1998).
10.21	Office Building Lease Agreement between The Equitable-Nissei Dallas Company and Fibreboard Corporation. (Incorporated by reference to Exhibit 10.42 to the registrant’s Form 10-Q for the quarter ended September 30, 1998).
10.22M	First Amendment to Employment Agreement between American Physician Partners, Inc. and Mark L. Wagar. +
10.23M	First Amendment to Employment Agreement between American Physician Partners, Inc. and Mark S. Martin. +
10.24M	First Amendment to Employment Agreement between American Physician Partners, Inc. and Paul M. Jolas. +
10.25M	Amendment No. 1 to American Physician Partners, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.48 to the registrant’s Form 10-Q for the quarter ended June 30, 1999).
10.26M	Amendment No. 2 of Employment Agreement between Radiologix, Inc. and Mark S. Martin. (Incorporated by reference to Exhibit 10.49 to the registrant’s Form 10-Q for the quarter ended March 31, 2000).
10.27M	Amendment No. 2 of Employment Agreement between Radiologix, Inc. and Mark L. Wagar. #
10.28M	Amendment No. 3 of Employment Agreement between Radiologix, Inc. and Mark S. Martin. #
10.29M	Amendment No. 2 of Employment Agreement between Radiologix, Inc. and Paul M. Jolas. #
10.30M	Resignation Agreement and Release dated December 4, 2002, between Radiologix, Inc. and Mark L. Wagar (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-K for 2002).
10.31M	Consulting Agreement dated December 4, 2002, between Radiologix, Inc. and Mark L. Wagar (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-K for 2002).
10.32	Assignment and Assumption Agreement dated March 2001, by and between Fibreboard Corporation and Radiologix, Inc. (Incorporated by reference to the Registrant’s Registration Statement No. 333-45790 on Form S-4).
10.33M	Employment Agreement between Radiologix, Inc. and Sami S. Abbasi dated as of December 13, 2000 (Incorporated by reference to the Registrant’s Registration Statement No. 333-45790 on Form S-4).
10.34M	Amendment No. 3 of Employment Agreement between Radiologix, Inc. and Paul M. Jolas. (Incorporated by reference to the Registrant’s Registration Statement No. 333-45790 on Form S-4).
10.35	Professional Service Agreement dated December 31, 2001, by and among Radiologix, Inc., Pacific Imaging Partners, Inc., Pacific Imaging Consultants, A Medical Group, Inc., and Affiliates in Imaging, A Medical Group, Inc. *
10.36M	Amendment Number 3 to Employment Agreement between Radiologix, Inc. and Mark L. Wagar dated as of February 11, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2002.)
10.37M	Amendment Number 4 to Employment Agreement between Radiologix, Inc. and Mark S. Martin dated as of February 11, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2002.)
10.38M	Amendment Number 1 to Employment Agreement between Radiologix, Inc. and Sami S. Abbasi dated as of February 11, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2002.)
10.39M	Amendment Number 4 to Employment Agreement between Radiologix, Inc. and Paul M. Jolas dated as of February 11, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2002.)
10.40M	Employment Agreement dated February 6, 2003, between Radiologix, Inc and Stephen D. Linehan. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-K for 2002.)
10.41	Second Amendment to Amended and Restated Credit Agreement dated March 26, 2003, among Radiologix, Inc., as Borrower, General Electric Capital Corporation, as Agent for Signatory Lenders, and Signatory Lenders (incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2003).
21.1	Subsidiaries.*
23.1	Consent of Ernst & Young LLP. *
24.1	Power of Attorney (contained on the signature page of this Form 10-K).*
31.1	Certification of Stephen D. Linehan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Sami S. Abassi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Stephen D. Linehan.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sami S. Abbasi.*

*	Filed herewith.

M	Management contract or compensatory plan.

**	Incorporated by reference to Exhibits 4.1, 10.1, 10.3 and 10.5 through 10.19, respectively, to the registrant’s Registration Statement No. 333-31611 on Form S-4.

***	Incorporated by reference to the corresponding Exhibit number to the registrant’s Registration Statement No. 333-30205 on Form S-1.

+	Incorporated by reference to Exhibits 10.44, 10.45 and 10.47, respectively, to the registrant’s Form 10-Q for the quarter ended March 31, 1999.

@	Incorporated by reference to Exhibits 2.1, 4.1 and 4.2, respectively, to the Registrant’s Form 8-K filed on August 3, 1999.

#	Incorporated by reference to Exhibits 10.50, 10.51 and 10.52 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.