Form 10-K/A
period 2003-12-31
RADIOLOGIX INC
filed 2004-03-16
CIK 1031329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

Radiologix, Inc. is filing this amendment to Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004. Exhibit 10.35 was inadvertently left out of the 10-K filing on March 12, 2003, by the financial printer in error during final preparation for the EDGAR filing process.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Radiologix has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2004.

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

SIGNATURE	TITLE	DATE

/s/ STEPHEN D. LINEHAN Stephen D. Linehan	President, and Chief Executive Officer Director (Principal Executive Officer)	March 16, 2004

/s/ SAMI S. ABBASI* Sami S. Abbasi	Executive Vice President and Chief Operating Officer and Chief Financial Officer and (Principal Accounting Officer)	March 16, 2004

/s/ MARVIN S. CADWELL* Marvin S. Cadwell	Chairman of the Board and Director	March 16, 2004

/s/ PAUL D. FARRELL* Paul D. Farrell	Director	March 16, 2004

/s/ JOSEPH C. MELLO* Joseph C. Mello	Director	March 16, 2004

/s/ MICHAEL L. SHERMAN, M.D.* Michael L. Sherman, M.D.	Director	March 16, 2004

*By: STEPHEN D. LINEHAN Attorney-in-Fact

74

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of American Physician Partners, Inc. ***
3.2	Amended and Restated Bylaws of American Physician Partners, Inc. ***
3.3	Amendment to Restated Certificate of Incorporation of American Physician Partners, Inc. (Incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-Q for the quarter ended June 30, 1999).
3.4	Amendment to Restated Bylaws of American Physician Partners, Inc. (Incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 1999).
3.5	Certificate of Amendment of the Restated Certificate of Incorporation of Radiologix, Inc. dated July 14, 2003 (incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2003).
3.6	Amendment to Restated Bylaws (incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended September 30, 2003).
4.1	Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc. **
4.2	Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital Partners SBIC, L.P. @ (see Exhibit 4.1 thereof).
4.3	Convertible Junior Subordinated Promissory Note dated August 1, 1999 issued to BT Capital Partners SBIC, L.P. @ (see Exhibit 4.2 thereof).
4.4	Indenture dated as of December 12, 2001, among Radiologix, Inc., as Issuer, its subsidiaries identified in the Indenture, as Guarantors, and U.S. Bank, N.A., as Trustee, with respect to $160 Million 10½% Senior Notes due December 15, 2008. (Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2001).
4.5	Registration Rights Agreement dated December 12, 2001, among Radiologix, Inc., as Issuer, its subsidiaries identified in the Registration Rights Agreement, as Guarantors, and Jefferies & Company, Inc. and Deutsche Banc Alex. Brown Inc., as Initial Purchasers, with respect to $160 Million 10½% Senior Notes due December 15, 2008. (Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2001).
10.1M	American Physician Partners, Inc. 1996 Stock Option Plan. **
10.2	Amended and Restated Credit Agreement dated December 12, 2001, among Radiologix, Inc., as Borrower, the Signatory Lenders, and General Electric Capital Corporation, as Agent and Lender. (Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2001).
10.3M	Employment Agreement between American Physician Partners, Inc. and Mark S. Martin. **
10.4M	Employment Agreement between American Physician Partners, Inc. and Paul M. Jolas. **
10.5M	Form of Indemnification Agreement for certain Directors and Officers. ***
10.6	Amended and Restated Service Agreement among Radiologix, Inc., Advanced Imaging Partners, Inc., and Advanced Radiology, P.A., dated as of July 1, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2002).
10.7	Amended and Restated Service Agreement among Radiologix, Inc., Ide Imaging Partners, Inc., and The Ide Group, P.C., dated as of July 1, 2002 (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).
10.8	Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., M & S X-Ray Associates, P.A. and M&S Imaging Associates, P.A. **
10.9	Amended and Restated Service Agreement among Radiologix, Inc., Mid Rockland Imaging Partners, Inc., and Hudson Valley Radiology Associates, P.L.L.C., dated as of July 1, 2002 (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).
10.15	Amended and Restated Service Agreement among Radiologix, Inc., Radiology and Nuclear Medicine Partners, Inc., and Radiology and Nuclear Medicine, L.L.C., dated as of July 1, 2002 (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).
10.16	Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., APPI-Valley Radiology, Inc. and Valley Radiology Medical Associates, Inc. **
10.17	Service Agreement dated January 1, 1998, by and among American Physician Partners, Inc., Community Imaging Partners, Inc., Community Radiology Associates, Inc. and Drs. Korsower and Pion Radiology, P.A. (Incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-Q for the quarter ended March 31, 1998).
10.18	Service Agreement dated April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast Imaging Partners, Inc. and Radiology Imaging Associates — Basilico, Gallagher & Raffa, M.D., P.A. (Incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-Q for the quarter ended June 30, 1998).

76

EXHIBIT NUMBER	DESCRIPTION
10.19M	Employment Agreement between American Physician Partners, Inc. and Mark L. Wagar. (Incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-Q for the quarter ended June 30, 1998).
10.20	Service Agreement dated September 1, 1998, by and among American Physician Partners, Inc., WB&A Imaging Partners, Inc. and WB&A Imaging, P.C. (Incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1998).
10.21	Office Building Lease Agreement between The Equitable-Nissei Dallas Company and Fibreboard Corporation. (Incorporated by reference to Exhibit 10.42 to the registrant’s Form 10-Q for the quarter ended September 30, 1998).
10.22M	First Amendment to Employment Agreement between American Physician Partners, Inc. and Mark L. Wagar. +
10.23M	First Amendment to Employment Agreement between American Physician Partners, Inc. and Mark S. Martin. +
10.24M	First Amendment to Employment Agreement between American Physician Partners, Inc. and Paul M. Jolas. +
10.25M	Amendment No. 1 to American Physician Partners, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.48 to the registrant’s Form 10-Q for the quarter ended June 30, 1999).
10.26M	Amendment No. 2 of Employment Agreement between Radiologix, Inc. and Mark S. Martin. (Incorporated by reference to Exhibit 10.49 to the registrant’s Form 10-Q for the quarter ended March 31, 2000).
10.27M	Amendment No. 2 of Employment Agreement between Radiologix, Inc. and Mark L. Wagar. #
10.28M	Amendment No. 3 of Employment Agreement between Radiologix, Inc. and Mark S. Martin. #
10.29M	Amendment No. 2 of Employment Agreement between Radiologix, Inc. and Paul M. Jolas. #
10.30M	Resignation Agreement and Release dated December 4, 2002, between Radiologix, Inc. and Mark L. Wagar (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-K for 2002).
10.31M	Consulting Agreement dated December 4, 2002, between Radiologix, Inc. and Mark L. Wagar (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-K for 2002).
10.32	Assignment and Assumption Agreement dated March 2001, by and between Fibreboard Corporation and Radiologix, Inc. (Incorporated by reference to the Registrant’s Registration Statement No. 333-45790 on Form S-4).
10.33M	Employment Agreement between Radiologix, Inc. and Sami S. Abbasi dated as of December 13, 2000 (Incorporated by reference to the Registrant’s Registration Statement No. 333-45790 on Form S-4).
10.34M	Amendment No. 3 of Employment Agreement between Radiologix, Inc. and Paul M. Jolas. (Incorporated by reference to the Registrant’s Registration Statement No. 333-45790 on Form S-4).
10.35	Professional Service Agreement dated December 31, 2001, by and among Radiologix, Inc., Pacific Imaging Partners, Inc., Pacific Imaging Consultants, A Medical Group, Inc., and Affiliates in Imaging, A Medical Group, Inc. *
10.36M	Amendment Number 3 to Employment Agreement between Radiologix, Inc. and Mark L. Wagar dated as of February 11, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2002.)
10.37M	Amendment Number 4 to Employment Agreement between Radiologix, Inc. and Mark S. Martin dated as of February 11, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2002.)
10.38M	Amendment Number 1 to Employment Agreement between Radiologix, Inc. and Sami S. Abbasi dated as of February 11, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2002.)
10.39M	Amendment Number 4 to Employment Agreement between Radiologix, Inc. and Paul M. Jolas dated as of February 11, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2002.)
10.40M	Employment Agreement dated February 6, 2003, between Radiologix, Inc and Stephen D. Linehan. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-K for 2002.)
10.41	Second Amendment to Amended and Restated Credit Agreement dated March 26, 2003, among Radiologix, Inc., as Borrower, General Electric Capital Corporation, as Agent for Signatory Lenders, and Signatory Lenders (incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2003).
21.1	Subsidiaries.##
23.1	Consent of Ernst & Young LLP.##
24.1	Power of Attorney (contained on the signature page of this Form 10-K).##
31.1	Certification of Stephen D. Linehan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Sami S. Abassi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Stephen D. Linehan.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sami S. Abbasi.*

77

*	Filed herewith.

M	Management contract or compensatory plan.

**	Incorporated by reference to Exhibits 4.1, 10.1, 10.3 and 10.5 through 10.19, respectively, to the registrant’s Registration Statement No. 333-31611 on Form S-4.

***	Incorporated by reference to the corresponding Exhibit number to the registrant’s Registration Statement No. 333-30205 on Form S-1.

+	Incorporated by reference to Exhibits 10.44, 10.45 and 10.47, respectively, to the registrant’s Form 10-Q for the quarter ended March 31, 1999.

@	Incorporated by reference to Exhibits 2.1, 4.1 and 4.2, respectively, to the Registrant’s Form 8-K filed on August 3, 1999.

#	Incorporated by reference to Exhibits 10.50, 10.51 and 10.52 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

##	Incorporated by reference to Exhibits 21.1, 23.1, and 24.1, respectively, to the Registrant’s Form 10-K for the year ended December 31, 2003.

78