Form 10-K/A
period 2003-12-31
RADIOLOGIX INC
filed 2004-04-30
CIK 1031329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A-2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Radiologix, Inc. is filing this amendment to Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004, as amended by Form 10-K/A filed with the Securities and Exchange Commission on March 16, 2004. The purpose of this amendment is to include information in Part II, Item 9 and Part III that was incorporated by reference to the Proxy Statement for the 2004 Annual Meeting of Stockholders in the original filing on March 12, 2004.

PART II

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Inapplicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Board of Directors

The Company’s Board of Directors consists of five members, each of whom will be a nominee for re-election at the annual stockholders meeting. The term of office of each person elected as a director will continue until the next annual meeting of stockholders or until his successor has been elected and qualified.

The nominees’ names and certain information about each of them are set forth below. The Board of Directors has determined that Messrs. Cadwell, Farrell and Mello are independent directors of the Company under the new listing standards adopted by the American Stock Exchange.

Name	Age	Current Position	Director Since
Marvin S. Cadwell (1)(2)	61	Chairman of the Board and Director	2002
Paul D. Farrell (1)(2)	40	Director	2000
Stephen D. Linehan	54	Director, Chief Executive Officer and President	2003
Joseph C. Mello (1)	45	Director	2001
Michael L. Sherman, M.D.	61	Director	1997

(1)	Member of the Audit Committee and the Compensation and Stock Plan Administration Committee of the Board of Directors.

(2)	Member of the Nominating Committee of the Board of Directors.

Marvin S. Cadwell has served as a director of the Company since June 2002. He was appointed Chairman of the Board in December 2002 and serves as Chairman of the Nominating Committee of the Board. Mr. Cadwell has served since December 2001 as President and Chief Executive Officer of SoftWatch, Ltd., a company that provides internet software for the healthcare industry. From August 1995 until September 2000, Mr. Cadwell was President, Chief Executive Officer and a director of Shared Medical Systems Corporation, an application service provider (ASP) that supplied information systems to healthcare providers. He served as President and a director of that company starting in April 1995, and held a series of executive positions for various operations starting in 1975. Since 2001, Mr. Cadwell has also served as a director of eHealth Contracts, Inc., which provides contract management software to hospitals. He received his B.S. in Management from Wayne State University.

Paul D. Farrell (CFA) has been a Radiologix director since 2000. He serves as Chairman of the Audit Committee of the Board of Directors. From November 2001 to January 2003, he served as Senior Vice President of Pequot Capital, a private investment advisory firm. He became a principal of Pequot Capital in January 2003. From February 2000 to November 2001, Mr. Farrell was a partner with WR Capital Partners, an investment partnership focused on leveraged investments in private and public small capitalization companies. From August 1991 until he joined WR Capital Partners, Mr. Farrell was employed at Goldman Sachs & Co. as a Managing Director and Chief Investment Officer of the U.S.

value investment team. Prior to joining Goldman Sachs & Co., Mr. Farrell served as a Managing Director at Plaza Investments, the investment subsidiary of GEICO Corp., a major insurance company. From June 1986 through January 1991, Mr. Farrell was a Vice President of Goldman Sachs & Co. in the investment research department and was responsible for forming that firm’s Emerging Growth Research Group. Mr. Farrell received his B.A. and M. A. in Economics from Yale University in 1985.

Stephen D. Linehan became President and Chief Executive Officer of the Company and was appointed as a Company director in February 2003. From May 2000 to August 2002, he was a director and the President and Chief Executive Officer of Rotech Healthcare, Inc., a $600 million revenues public company in the business of home respiratory care and providing medications to patients with breathing disorders. From October 1998 to May 2000, Mr. Linehan served as Chief Executive Officer of National Healing Corporation, a privately held multi-site wound care company. From March 1997 to October 1998, he operated Linehan and Associates Consulting, through which he served as an investment banker, Chief Executive Officer and in other capacities for various clients. Prior to that, he was President of Value Rx, Inc., a billion dollar plus in revenues pharmacy benefits management company. Mr. Linehan received his B.S., Business Administration from the University of North Dakota in 1973 and his MBA from Lindenwood College in 1980. He has also served two terms as mayor of Lake St. Louis, Missouri.

Joseph C. Mello has been a Radiologix director since 2001. He serves as Chairman of the Compensation and Stock Plan Administration Committee of the Board of Directors. He has been Chief Operating Officer of Davita, Inc., a public company engaged in the business of owning and operating dialysis centers, since June 2000. Prior to joining Davita, Inc., Mr. Mello served as President and Chief Executive Officer of Vivra Asthma & Allergy from April 1998. From August 1994 to April 1998, Mr. Mello held various positions with MedPartners, Inc., including Senior Vice President/ Chief Operating Officer—Southeastern region from March 1997 to April 1998. Prior to joining MedPartners, Mr. Mello was a partner with KPMG LLP, from 1984 to 1994.

Michael L. Sherman, M.D., F.A.C.R., has been a Radiologix director since 1997. He served as President of Advanced Radiology, P.A. from 1995 to 2001 and subsequently as Chairman of the Board and consultant to the 90-person radiology practice located in Baltimore, Maryland. Radiologix has a contractual relationship with Advanced Radiology, P.A. He has broad experience in the medical and business aspects of a radiology. In addition, Dr. Sherman is a director of MedStar Health, a seven-hospital system in the Baltimore-Washington, D.C. market. He attended Duke University and University of Maryland Medical School, where he also received his radiology training.

Code of Ethics

The Board of Directors has adopted a Code of Conduct and Ethics (the “Code of Conduct”) applicable to the Company’s directors, officers and employees. The Code of Conduct is available on our website at www.radiologix.com. If the Company makes any substantial amendments to the Code of Conduct or grants any waiver, including any implicit waiver, from a provision of the Code of Conduct to the Company’s directors, officers or employees, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

Executive Officers of Radiologix

Set forth below is information about each executive officer of Radiologix.

Name	Age	Position
Stephen D. Linehan	54	Chief Executive Officer, President and Director
Sami S. Abbasi	39	Executive Vice President and Chief Operating Officer
Richard J. Sabolik	56	Senior Vice President and Chief Financial Officer
Michael L. Silhol	42	Senior Vice President, General Counsel and Secretary

Messrs. Linehan, Abbasi, Sabolik and Silhol serve pursuant to employment agreements. Information regarding each executive officer who is not a director is set forth below.

Sami S. Abbasi was appointed Executive Vice President and Chief Operating Officer in October 2003. He served as Executive Vice President and Chief Financial Officer from December 2000 until October 2003. From January 2000 through June 2000, Mr. Abbasi served as Chief Financial Officer and Chief Operating Officer of Adminiquest, Inc., a private company that provided web-enabled and full-service outsourcing solutions to the insurance and benefits industry. From August 1996 through December 1999, he was Senior Vice President and Chief Financial Officer of Radiologix. From January 1995 through July 1996, Mr. Abbasi served as Vice President in the Healthcare Group of Robertson, Stephens and Company, where he was responsible for investment banking business development and executing a broad range of corporate finance transactions and mergers and acquisitions. From June 1988 through January 1995, he held various positions at Citicorp Securities, including Vice President and Senior Industry Analyst in the Healthcare Group. Mr. Abbasi received his M.B.A. from the University of Rochester and his B.A. in Economics from the University of Pennsylvania.

Richard J. Sabolik became Senior Vice President and Chief Financial Officer of Radiologix on March 15, 2004. Mr. Sabolik served as a consultant to Radiologix from January 2004 until he became an employee. He has served as a director of Concentra, Inc. since June 2003. He previously served as Chief Executive Officer of ez-GT, Inc., an Internet-based transportation services company that he founded in March 2000. Prior to that time, he was a partner with KPMG LLP from July 1981 to January 2000, where he served large regional and national clients and was responsible for various regional KPMG health care practices and national service offerings. He also was a member of KPMG’s National Health Care Practice “Board of Directors” for more than 15 years. He is a member of the board of directors of the North Texas Chapter of the National Association of Corporate Directors and of the Governance Committee of CEO Netweavers, Inc. Mr. Sabolik is a Certified Public Accountant.

Michael L. Silhol joined Radiologix as Senior Vice President, General Counsel and Secretary on March 8, 2004. From 1999 until he joined Radiologix, Mr. Silhol was Vice President of Legal Operations for Triad Hospitals, Inc., one of the largest investor-owned hospital companies in the United States, and worked as an in-house counsel with Columbia/HCA Healthcare (n/k/a HCA, Inc.). Mr. Silhol has served as the Vice-Chair of the In-House Counsel Practice Group of the American Health Lawyers Association since 2001 and served on the Board of Governors of the Federation of American Hospitals. From 1994 to 2001, he served on the Board of Directors of New York City-based AFS-USA, Inc., the world’s oldest and largest student exchange program. Mr. Silhol received his J.D. in 1985 from the University of Wisconsin Law School. He received his B.A. from Vanderbilt University in 1983. He is a member of the Wisconsin, Tennessee and Texas state bars and is board certified in Health Law by the Texas Board of Legal Specialization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and beneficial owners of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Radiologix. Based solely upon its review of copies of the forms received and upon written statements of its directors and executive officers that no year-end reports were required, Radiologix believes that all such reports were submitted on a timely basis during 2003.

ITEM 11.	EXECUTIVE COMPENSATION.

The table below sets forth information concerning annual and long-term compensation for services in all capacities to Radiologix for 2003, 2002 and 2001 for Radiologix’s (i) Chief Executive Officer and (ii) its other executive officers (collectively, with the Chief Executive Officer, the “Named Executives”). No information is provided for the Company’s current Chief Financial Officer and its General Counsel because the Company did not employ those individuals before 2004.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation(1)			Long-Term Compensation Awards Securities Underlying Options	All Other Compensation(2)
		Salary	Bonus
Stephen D. Linehan(3) President and Chief Executive Officer	2003 2002 2001	$375,692 — —		— — —	— — —	— — —

Mark L. Wagar(4) Chairman of the Board and Chief Executive Officer	2003 2002 2001	$86,338 442,000 425,000	$	— — 405,000	— 75,000 —	$570,787 121,870 775

Mark S. Martin(5) President and Chief Operating Officer	2003 2002 2001	$159,501 338,000 325,000	$	— — 295,000	— 50,000 —	$345,013 5,500 4,922

Sami S. Abbasi(6) Executive Vice President and Chief Financial Officer	2003 2002 2001	$314,500 286,000 275,000	$	— — 315,000	— 75,000 200,000	$2,640 2,154 5,250

Paul M. Jolas(7) Executive Vice President, General Counsel and Secretary	2003 2002 2001	$167,424 229,500 221,942	$	— — 185,000	— 15,000 —	$250,260 5,500 3,359

(1)	Perquisites are not included because the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus, in accordance with Securities and Exchange Commission regulations.

(2)	The table includes matching contributions allocated to the Named Executive’s accounts under the Company’s 401(k) defined contribution plan. All employees are eligible to participate in the 401(k) plan. After an employee serves 1,000 hours of employment, the Company matches one-half of the employee’s contributions up to six percent of the employee’s compensation. The employee vests in the Company contributions 20% after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service, and 100% after six years of service. With certain exceptions, unvested matching contributions are forfeited if the employee’s service terminates. The amounts included in the table in the All Other Compensation column for Messrs. Martin, Abbasi, and Jolas in 2002 and 2001 were matching contributions to their 401(k) accounts.

(3)	Mr. Linehan was first employed by Radiologix in February 2003.

(4)	Mr. Wagar resigned as Chairman of the Board effective December 4, 2002, and as Chief Executive Officer in February 2003. He continued to serve as a consultant to Radiologix. The amount included in the table in the All Other Compensation column in 2002 and 2003 is severance compensation paid to Mr. Wagar. The amount in the same column in 2001 is a matching contribution to his 401(k) account.

(5)	Mr. Martin resigned his positions with the Company in February 2003. The amount included in the table in the All Other Compensation column in 2003 includes $338,000 in severance compensation paid to Mr. Martin, $1,013 in consulting fees paid to Mr. Martin, and a $6,000 matching contribution to his 401(k) account.

(6)	Mr. Jolas resigned his positions with the Company effective July 31, 2003. The amount included in the table in the All Other Compensation column in 2003 includes $229,500 in severance compensation paid to Mr. Jolas, $14,760 in consulting fees paid to Mr. Jolas, and a $6,000 matching contribution to his 401(k) account.

Stock Option Grants and Exercises

The following table sets forth information about options granted in 2003 to the Named Executives. Radiologix had outstanding 2,814,139 options to purchase Common Stock as of December 31, 2003.

Option Grants in 2003

	Individual Grants				Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Options Term (2)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/sh) (1)	Expiration Date	5% ($)	10% ($)
Stephen D. Linehan	900,000	57.5%	$2.51	2/6/13	$1,420,673	$3,600,264
Mark L. Wagar (3)	—	—	—	—	—	—
Mark S. Martin (3)	—	—	—	—	—	—
Sami S. Abbasi	250,000	16.0%	$2.60	5/9/13	$408,782	$1,035,933
Paul M. Jolas (3)	—	—	—	—	—	—

(1)	The exercise price may be paid in shares of Common Stock owned by the Named Executive, in cash, or in any other form of valid consideration as determined by the Compensation Committee in its discretion.

(2)	Dollar amounts in these columns represent the value that might be realized upon exercise of the options immediately before they expire, assuming that the market price of Common Stock appreciates from the grant date at assumed annual rates of 5% and 10% (compounded annually) until the end of the 10-year term. The Securities and Exchange Commission prescribed the assumed appreciation rates. They are not intended to forecast future appreciation, if any, of the price of the Common Stock. These numbers do not take into account option provisions for early expiration following termination of employment, nontransferability or vesting periods.

(3)	Mr. Wagar resigned as Chairman of the Board effective December 4, 2002, and as Chief Executive Officer in February 2003. Mr. Martin resigned his positions with the Company in February 2003. Mr. Jolas resigned his positions with the Company in July 2003.

The following table sets forth information about options exercised in 2003 by the Named Executives and their unexercised options at December 31, 2003.

Aggregated Option Exercises In 2003 and Year-End Values

Name	Shares Acquired On Exercise (#)	Value Realized(1)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End($) (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Stephen D. Linehan	—	—	200,000	700,000	$176,000	$616,000
Mark L. Wagar (3)	—	—	—	—	—	—
Mark S. Martin (3)	66,666	$17,500	—	—	—	—
Sami S. Abbasi	—	—	220,000	305,000	$62,250	$141,250
Paul M. Jolas (4)	—	—	40,600	—	—	—

(1)	The value realized equals the fair market value of the Common Stock acquired on the date of exercise minus the exercise price.

(2)	Based on the closing price of the Common Stock of $3.39 per share as of December 31, 2003, less the option exercise price.

(3)	Mr. Wagar resigned as Chairman of the Board effective December 4, 2002, and as Chief Executive Officer in February 2003. Mr. Martin resigned his positions with the Company in February 2003.

(4)	Mr. Jolas resigned his positions with the Company in July 2003. In connection with his termination of employment the Company extended the post employment exercise period for the options included in the table until July 31, 2004.

Employment Contracts

Radiologix has employment agreements with Messrs. Linehan, Abbasi, Sabolik and Silhol, each of whom receive annual base salaries at the rate of $440,000, $325,000, $285,000 and $215,000, respectively. Messrs. Linehan, Sabolik, and Silhol are also entitled to bonus compensation of at least $125,000, $100,000 and $94,500, respectively, by the end of the first year of their employment with Radiologix. Under his employment agreement Mr. Linehan is entitled to reimbursement for his attorney’s fees in negotiating his employment contract, moving expenses up to $150,000, and income tax liability attributable to those reimbursements. Until their termination of employment with Radiologix, Radiologix also had employment agreements with Messrs. Wagar, Martin, and Jolas, who received annual salaries at the rate of $442,000, $338,000, and $229,500, respectively.

Mr. Linehan’s employment agreement has a three-year term. The employment agreements of Messrs. Abbasi, Wagar, Martin, and Jolas have or had one year terms with automatic successive one year renewals.

The employment agreements of Messrs. Linehan, Abbasi, Wagar, Martin, and Jolas provide or provided that if Radiologix terminates the employee (i) other than for cause or (ii) upon disability, or (iii) if the employee voluntarily terminates employment due to an adverse change in duties or a Company violation of the employment agreement, Radiologix will pay the employee one year’s annual base salary at the most current rate in one lump sum, plus all accrued but unpaid wages and expense reimbursements. If the employee’s employment terminates following a change in control transaction (as defined in the employment agreements), then Radiologix will pay the employee two times the employee’s most recent annual base salary and two times the amount of the employee’s most recent bonus, as well as provide up to two years of other employee benefits. Each employment agreement contains a covenant not to compete with Radiologix for a period of one year following termination of employment.

Effective February 4, 2003, Radiologix entered into a six-month consulting agreement with Mark L. Wagar, its former Chairman of the Board and Chief Executive Officer. Mr. Wagar was entitled to receive $18,416.67 per month during which he served as a consultant to Radiologix.

Director Compensation

Pursuant to the Company’s Amended and Restated Bylaws, Board members may be compensated in a manner and at a rate determined from time to time by the Board. Directors who are Radiologix employees do not receive additional compensation for serving on the Board. Under the Company’s 1996 Stock Option Plan, directors who are not Radiologix employees receive options to purchase 30,000 shares of Common Stock when they begin service as a director. One-third of the initial option vests on each anniversary of the date board service began. Beginning with the fourth anniversary of board service and continuing each anniversary thereafter, non-employee directors receive options to purchase 10,000 shares of Common Stock, which vest in 12 equal monthly installments. The exercise price of non-employee director options is the current market price of the Company’s stock on the date of grant. Non-employee directors have been paid a monthly retainer of $1,000 for Board service, $500 for committee service, and $250 for service as a committee chair. Non-employee directors have also received $1,000 for personal attendance at any Board or committee meeting and $500 for attendance by telephone.

Marvin S. Cadwell was appointed Chairman of the Board effective December 4, 2002. In consideration of his service as Chairman, Mr. Cadwell receives $5,000 per month. He also received an option to purchase 50,000 shares of Radiologix Common Stock at an exercise price of $4.69, which was the closing price of the Common Stock on the American Stock Exchange on the date the option was granted. The option vested for 30,000 shares on December 4, 2003, and will vest thereafter for 833 shares per month for 24 months.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits the tax deduction of a public company to $1,000,000 for compensation paid to its chief executive officer or any of its four other highest paid officers. Radiologix has not adopted a policy with respect to annual executive compensation in excess of $1,000,000.

Compensation	Committee Interlocks and Insider Participation in Compensation Decisions

The Company’s Board of Directors participated in compensation decisions during 2003. No director is or has been an officer or employee of any entity on which any executive officer of Radiologix or its subsidiaries serves as a director or a member of the compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about beneficial ownership of the Common Stock as of March 31, 2004, by (i) all persons known to Radiologix to own beneficially more than 5% of the outstanding Common Stock, (ii) each Radiologix director and nominee for director, (iii) each Radiologix executive officer, and (iv) all Radiologix directors and executive officers as a group. See “Executive Compensation — Stock Option Grants and Exercises” for additional information about options that are not currently exercisable.

Name (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Common Stock Beneficially Owned
Sami S. Abbasi (3)	267,916	*
Marvin S. Cadwell (4)	57,163	*
Paul D. Farrell (5)	110,166	*
Stephen D. Linehan (6)	350,000	1.6%
Joseph C. Mello (7)	30,666	*
Richard J. Sabolik(3)	100,000
Michael L. Sherman, M.D. (8)	169,234	*
Michael L. Silhol(3)	3,333	*
All directors and executive officers as a group (eight persons) (9)	1,088,478	5.0%

Barclays Global Investors, NA (10) Barclays Global Fund Advisors 45 Fremont Street San Francisco, CA 94105	1,069,629	5.0%

Goldman Sachs Asset Management, L.P. (11) Goldman Sachs Trust on behalf of Goldman Sachs Small Cap Equity Fund 10 Hanover Square New York, NY 10005	2,093,960	9.6%

Jana Partners LLC (12) 536 Pacific Avenue San Francisco, CA 94133	1,970,300	9.1%

MidOcean Capital Partners SB, L.P. (13) 345 Park Avenue, 16th Floor New York, 10154	1,593,040	7.3%

Wellington Management Company, LLP (14) 75 State Street Boston, MA 02109	1,390,100	6.4%

* Less than one percent.

(1)	The address of all individuals named in the table is c/o Radiologix, Inc., 3600 JP Morgan Chase Tower, 2200 Ross Avenue, Dallas, Texas 75201-2776.

(2)	Beneficial ownership includes voting or investment power with respect to securities in accordance with rules of the Securities and Exchange Commission. Common Stock issuable within 60 days upon exercise or conversion of an option or other security is deemed outstanding and to be beneficially owned by the option or other security holder to compute the holder’s percentage ownership. It is not deemed outstanding in computing the percentage ownership of any other person. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table has sole voting and investment power over all shares shown as beneficially owned by that stockholder.

(3)	All shares included in the table underlie options exercisable within 60 days.

(4)	Includes options to purchase 49,163 shares exercisable within 60 days.

(5)	Includes options to purchase 39,166 shares exercisable within 60 days.

(6)	Includes options to purchase 300,000 shares exercisable within 60 days.

(7)	Includes options to purchase 26,666 shares exercisable within 60 days.

(8)	Includes options to purchase 89,166 shares exercisable within 60 days.

(9)	Includes options to purchase 772,077 shares exercisable within 60 days.

(10)	These securities are held by a group of banks in trust accounts for the benefit of the beneficiaries of those accounts. Barclays Global Investors, NA claims sole voting power and no dispositive power over 954,271 shares included in the table. Barclays Global Fund Advisors claims sole voting power and no dispositive power over 115,358 shares included in the table. The information included in the table and in this footnote is derived from Amendment No. 1 to the group’s Schedule 13G/A that was filed with the Securities and Exchange Commission on April 10, 2003.

(11)	Goldman Sachs Asset Management L.P. has sole voting power over 755,010 shares included in the table, shared voting power over 1,903,809 shares include in the table, sole dispositive power over 945,161 shares included in the table, and shared dispositive power over 1,148,799 shares included in the table. Goldman Sachs Trust on behalf of Goldman Sachs Small Cap Equity Fund has shared voting power over 1,148,799 shares include in the table and shared dispositive power over 1,148,799 shares included in the table. The information included in the table and in this footnote is derived from Amendment No. 2 to Goldman Sachs Asset Management, L.P.’s Schedule 13G/A that was filed with the Securities and Exchange Commission on February 12, 2004.

(12)	Jana Partners LLC is a private money management firm that holds the shares included in the table in accounts under its management and control. Jana Partners LLC has sole voting and sole dispositive power over all shares included in the table. The information included in the table and in this footnote is derived from Amendment No. 1 to Jana Partners LLC’s Schedule 13D/A that was filed with the Securities and Exchange Commission on March 5, 2003.

(13)	Includes the right to acquire 1,593,040 shares upon the conversion, at the defined conversion price of $7.52 per share, of senior subordinated notes held by MidOcean Capital Partners SB, L.P., formerly DB Captial Partners SBIC, L.P. Ultramar Capital, Ltd., MidOcean Capital Partners, L.P, Existing Fund GP, Ltd., MidOcean Partners, LP and MidOcean Associates, SPC may all be deemed to be beneficial owners of the shares as a result of their direct or indirect control relationship with MidOcean Capital Investors, L.P. MidOcean Capital Partners, L.L.C. is the general partner of MidOcean Capital Partners SB, L.P. MidOcean Capital Partners, L.P. is the managing member of MidOcean Capital Partners, L.L.C. Existing Fund GP, Ltd. is the general partner of MidOcean Capital Partners, L.P. MidOcean Partners, LP is the sole owner of Existing Fund GP, Ltd. and MidOcean Associates, SPC is the general partner of

MidOcean Partners, LP. On February 21, 2003, MidOcean Partners, LP, and Existing Fund GP, Ltd. acquired an 80% limited partnership interest and a general partnership interest, respectively, in DB Capital Partners, L.P. from DB Capital Partners, Inc. Prior to this time, none of Ultramar Capital, Ltd., Existing Fund GP, Ltd., MidOcean Partners, LP or MidOcean Associates, SPC had a beneficial ownership interest in the common stock. J. Edward Virtue may be deemed the beneficial owner of the shares because he indirectly controls the securities, but disclaims beneficial ownership except to the extent of his pecuniary interest therein. The address for MidOcean Capital Partners, L.L.C., MidOcean Capital Partners, L.P., Existing Fund GP, Ltd., MidOcean Partners, LP and MidOcean Associates, SPC is 345 Park Avenue, 16th Floor, New York, New York 10154. The address for DB Capital Partners, Inc. is 31 West 52nd Street, New York, New York 10019.

(14)	Wellington Management Company, LLP holds the shares included in the table in its capacity as an investment advisor through its wholly owned subsidiary Wellington Trust Company, NA. It has sole voting power over 917,300 shares and sole dispositive power over 1,390,100 shares included in the table. The information included in the table and in this footnote is derived from Wellington Management Company, LLP’s Schedule 13G that was filed with the Securities and Exchange Commission on February 12, 2003.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2003. Options issued under the Radiologix 1996 Stock Option Plan have been previously approved by the stockholders. Three options have been granted outside of the 1996 plan because not enough shares were available under the 1996 plan on the date these options were granted. The options outside the plan were granted to two employees and one consultant on substantially similar terms as options granted under the 1996 plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding option, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	2,589,139	$4.50	531,541
Equity compensation plans not approved by shareholders	225,000	2.60	NA

Total	2,814,139	$4.345	531,541

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2003, Advanced Radiology, P.A. (the radiology group for which Dr. Sherman serves as Chairman) paid a subsidiary of Radiologix $69,867,475 in service fees pursuant to the service agreement among the subsidiary, Radiologix, and the radiology group.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Accountant Fees

The following table presents information about fees that Ernst & Young LLP charged Radiologix to audit its annual financial statements for 2002 and 2003, and fees billed for other services rendered by Ernst & Young LLP during those years.

	2002	2003
Audit Fees(1)	$261,135	$452,700
Audit-Related Fees(2)	—	19,500
Tax Fees(3)	—	382,100

Subtotal		854,300

All other Fees(4)	61,886	51,100

Total	$323,021	$905,400

(1)	Audit Fees – Audit fees billed to the Company by Ernst & Young LLP for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)	Audit-Related Fees – Audit-related fees billed to the Company by Ernst & Young LLP include the audit of the Company’s 401(k) defined contribution benefit plan.

(3)	Tax Fees – Tax fees billed to the Company by Ernst & Young LLP include services provided to prepare federal, state, and local income and franchise tax returns for 2002 and related tax services and estimated tax payments for 2003.

(4)	All Other Fees – All other fees billed to the Company by Ernst & Young LLP include discussions related to Sarbanes-Oxley and Ernst & Young LLP accounting research.

Pre-approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services. The Audit Committee may delegate pre-approval authority to one or more of its members when expedited services are necessary. The Audit Committee has determined that the provision of non-audit services by Ernst & Young LLP is compatible with maintaining Ernst & Young’s independence.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Radiologix has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2004.

RADIOLOGIX, INC.

By:	/s/ STEPHEN D. LINEHAN

Stephen D. Linehan President and Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Stephen D. Linehan and Michael L. Silhol, and each of them, such person’s true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STEPHEN D. LINEHAN Stephen D. Linehan	President, and Chief Executive Officer Director (Principal Executive Officer)	April 30, 2004

/s/ SAMI S. ABBASI* Sami S. Abbasi	Executive Vice President and Chief Operating Officer and Chief Financial Officer and (Principal Accounting Officer)	April 30, 2004

/s/ MARVIN S. CADWELL* Marvin S. Cadwell	Chairman of the Board and Director	April 30, 2004

/s/ PAUL D. FARRELL* Paul D. Farrell	Director	April 30, 2004

/s/ JOSEPH C. MELLO* Joseph C. Mello	Director	April 30, 2004

/s/ MICHAEL L. SHERMAN, M.D.* Michael L. Sherman, M.D.	Director	April 30, 2004

*By: STEPHEN D. LINEHAN Attorney-in-Fact

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of American Physician Partners, Inc. ***
3.2	Amended and Restated Bylaws of American Physician Partners, Inc. ***
3.3	Amendment to Restated Certificate of Incorporation of American Physician Partners, Inc. (Incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-Q for the quarter ended June 30, 1999).
3.4	Amendment to Restated Bylaws of American Physician Partners, Inc. (Incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 1999).
3.5	Certificate of Amendment of the Restated Certificate of Incorporation of Radiologix, Inc. dated July 14, 2003 (incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2003).
3.6	Amendment to Restated Bylaws (incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended September 30, 2003).
4.1	Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc. **
4.2	Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital Partners SBIC, L.P. @ (see Exhibit 4.1 thereof).
4.3	Convertible Junior Subordinated Promissory Note dated August 1, 1999 issued to BT Capital Partners SBIC, L.P. @ (see Exhibit 4.2 thereof).
4.4	Indenture dated as of December 12, 2001, among Radiologix, Inc., as Issuer, its subsidiaries identified in the Indenture, as Guarantors, and U.S. Bank, N.A., as Trustee, with respect to $160 Million 10½% Senior Notes due December 15, 2008. (Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2001).
4.5	Registration Rights Agreement dated December 12, 2001, among Radiologix, Inc., as Issuer, its subsidiaries identified in the Registration Rights Agreement, as Guarantors, and Jefferies & Company, Inc. and Deutsche Banc Alex. Brown Inc., as Initial Purchasers, with respect to $160 Million 10½% Senior Notes due December 15, 2008. (Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2001).
10.1M	American Physician Partners, Inc. 1996 Stock Option Plan. **
10.2	Amended and Restated Credit Agreement dated December 12, 2001, among Radiologix, Inc., as Borrower, the Signatory Lenders, and General Electric Capital Corporation, as Agent and Lender. (Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2001).
10.3M	Employment Agreement between American Physician Partners, Inc. and Mark S. Martin. **
10.4M	Employment Agreement between American Physician Partners, Inc. and Paul M. Jolas. **
10.5M	Form of Indemnification Agreement for certain Directors and Officers. ***
10.6	Amended and Restated Service Agreement among Radiologix, Inc., Advanced Imaging Partners, Inc., and Advanced Radiology, P.A., dated as of July 1, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2002).
10.7	Amended and Restated Service Agreement among Radiologix, Inc., Ide Imaging Partners, Inc., and The Ide Group, P.C., dated as of July 1, 2002 (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).
10.8	Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., M & S X-Ray Associates, P.A. and M&S Imaging Associates, P.A. **
10.9	Amended and Restated Service Agreement among Radiologix, Inc., Mid Rockland Imaging Partners, Inc., and Hudson Valley Radiology Associates, P.L.L.C., dated as of July 1, 2002 (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).
10.15	Amended and Restated Service Agreement among Radiologix, Inc., Radiology and Nuclear Medicine Partners, Inc., and Radiology and Nuclear Medicine, L.L.C., dated as of July 1, 2002 (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).
10.16	Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., APPI-Valley Radiology, Inc. and Valley Radiology Medical Associates, Inc. **
10.17	Service Agreement dated January 1, 1998, by and among American Physician Partners, Inc., Community Imaging Partners, Inc., Community Radiology Associates, Inc. and Drs. Korsower and Pion Radiology, P.A. (Incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-Q for the quarter ended March 31, 1998).
10.18	Service Agreement dated April 1, 1998, by and among American Physician Partners, Inc., Treasure Coast Imaging Partners, Inc. and Radiology Imaging Associates — Basilico, Gallagher & Raffa, M.D., P.A. (Incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-Q for the quarter ended June 30, 1998).

EXHIBIT NUMBER	DESCRIPTION
10.19M	Employment Agreement between American Physician Partners, Inc. and Mark L. Wagar. (Incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-Q for the quarter ended June 30, 1998).
10.20	Service Agreement dated September 1, 1998, by and among American Physician Partners, Inc., WB&A Imaging Partners, Inc. and WB&A Imaging, P.C. (Incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1998).
10.21	Office Building Lease Agreement between The Equitable-Nissei Dallas Company and Fibreboard Corporation. (Incorporated by reference to Exhibit 10.42 to the registrant’s Form 10-Q for the quarter ended September 30, 1998).
10.22M	First Amendment to Employment Agreement between American Physician Partners, Inc. and Mark L. Wagar. +
10.23M	First Amendment to Employment Agreement between American Physician Partners, Inc. and Mark S. Martin. +
10.24M	First Amendment to Employment Agreement between American Physician Partners, Inc. and Paul M. Jolas. +
10.25M	Amendment No. 1 to American Physician Partners, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.48 to the registrant’s Form 10-Q for the quarter ended June 30, 1999).
10.26M	Amendment No. 2 of Employment Agreement between Radiologix, Inc. and Mark S. Martin. (Incorporated by reference to Exhibit 10.49 to the registrant’s Form 10-Q for the quarter ended March 31, 2000).
10.27M	Amendment No. 2 of Employment Agreement between Radiologix, Inc. and Mark L. Wagar. #
10.28M	Amendment No. 3 of Employment Agreement between Radiologix, Inc. and Mark S. Martin. #
10.29M	Amendment No. 2 of Employment Agreement between Radiologix, Inc. and Paul M. Jolas. #
10.30M	Resignation Agreement and Release dated December 4, 2002, between Radiologix, Inc. and Mark L. Wagar (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-K for 2002).
10.31M	Consulting Agreement dated December 4, 2002, between Radiologix, Inc. and Mark L. Wagar (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-K for 2002).
10.32	Assignment and Assumption Agreement dated March 2001, by and between Fibreboard Corporation and Radiologix, Inc. (Incorporated by reference to the Registrant’s Registration Statement No. 333-45790 on Form S-4).
10.33M	Employment Agreement between Radiologix, Inc. and Sami S. Abbasi dated as of December 13, 2000 (Incorporated by reference to the Registrant’s Registration Statement No. 333-45790 on Form S-4).
10.34M	Amendment No. 3 of Employment Agreement between Radiologix, Inc. and Paul M. Jolas. (Incorporated by reference to the Registrant’s Registration Statement No. 333-45790 on Form S-4).
10.35	Professional Service Agreement dated December 31, 2001, by and among Radiologix, Inc., Pacific Imaging Partners, Inc., Pacific Imaging Consultants, A Medical Group, Inc., and Affiliates in Imaging, A Medical Group, Inc.##
10.36M	Amendment Number 3 to Employment Agreement between Radiologix, Inc. and Mark L. Wagar dated as of February 11, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2002.)
10.37M	Amendment Number 4 to Employment Agreement between Radiologix, Inc. and Mark S. Martin dated as of February 11, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2002.)
10.38M	Amendment Number 1 to Employment Agreement between Radiologix, Inc. and Sami S. Abbasi dated as of February 11, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2002.)
10.39M	Amendment Number 4 to Employment Agreement between Radiologix, Inc. and Paul M. Jolas dated as of February 11, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2002.)
10.40M	Employment Agreement dated February 6, 2003, between Radiologix, Inc and Stephen D. Linehan. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-K for 2002.)
10.41	Second Amendment to Amended and Restated Credit Agreement dated March 26, 2003, among Radiologix, Inc., as Borrower, General Electric Capital Corporation, as Agent for Signatory Lenders, and Signatory Lenders (incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2003).
14	Code of Ethics*
21.1	Subsidiaries.##
23.1	Consent of Ernst & Young LLP.##
24.1	Power of Attorney (contained on the signature page of this Form 10-K).##
31.1	Certification of Stephen D. Linehan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Sami S. Abassi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Stephen D. Linehan.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sami S. Abbasi.*

*	Filed herewith.

M	Management contract or compensatory plan.

**	Incorporated by reference to Exhibits 4.1, 10.1, 10.3 and 10.5 through 10.19, respectively, to the registrant’s Registration Statement No. 333-31611 on Form S-4.

***	Incorporated by reference to the corresponding Exhibit number to the registrant’s Registration Statement No. 333-30205 on Form S-1.

+	Incorporated by reference to Exhibits 10.44, 10.45 and 10.47, respectively, to the registrant’s Form 10-Q for the quarter ended March 31, 1999.

@	Incorporated by reference to Exhibits 2.1, 4.1 and 4.2, respectively, to the Registrant’s Form 8-K filed on August 3, 1999.

#	Incorporated by reference to Exhibits 10.50, 10.51 and 10.52 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

##	Incorporated by reference to Exhibits 21.1, 23.1, and 24.1, respectively, to the Registrant’s Form 10-K for the year ended December 31, 2003.