Form 10-Q
period 2004-03-31
RADIOLOGIX INC
filed 2004-05-07
CIK 1031329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2004
Common Stock, $0.0001 par value	21,765,985 shares

RADIOLOGIX, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,856	$36,766
Accounts receivable, net of allowances	60,085	58,746
Due from affiliates	2,642	4,104
Assets held for sale	251	251
Other current assets	7,818	7,571

Total current assets	112,652	107,438
PROPERTY AND EQUIPMENT, net	59,397	60,233
INVESTMENTS IN JOINT VENTURES	11,061	10,665
GOODWILL	14,571	20,110
INTANGIBLE ASSETS, net	66,925	67,917
DEFERRED FINANCING COSTS, net	7,746	8,151
OTHER ASSETS	6,403	4,622

Total assets	$278,755	$279,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,120	$14,598
Accrued physician retention	10,236	8,821
Accrued salaries and benefits	7,828	7,788
Current portion of long-term debt	254	261
Current portion of capital lease obligations	869	1,438
Other current liabilities	419	482

Total current liabilities	37,726	33,388
DEFERRED INCOME TAXES	2,355	4,260
LONG-TERM DEBT, net of current portion	160,067	160,081
CONVERTIBLE DEBT	11,980	11,980
CAPITAL LEASE OBLIGATIONS, net of current portion	104	295
DEFERRED REVENUE	7,210	7,312
OTHER LIABILITIES	244	319

Total liabilities	219,686	217,635

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	1,072	817
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 21,765,985 shares issued in 2004 and 2003, respectively, and 21,747,301 outstanding in 2004 and 2003, respectively	2	2
Treasury stock	(180)	(180)
Additional paid-in capital	13,962	13,942
Retained earnings	44,213	46,920

Total stockholders’ equity	57,997	60,684

Total liabilities and stockholders’ equity	$278,755	$279,136

See accompanying notes to consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)
SERVICE FEE REVENUE	$69,529	$63,206
COSTS AND EXPENSES:
Salaries and benefits	23,867	20,897
Field supplies	4,255	4,040
Field rent and lease expense	8,447	7,887
Other field expenses	11,305	10,332
Bad debt expense	5,898	5,466
Severance and other related costs	—	969
Corporate general and administrative	3,612	3,641
Impairment of goodwill	5,500	—
Depreciation and amortization	6,888	6,765
Interest expense, net	4,431	4,669

Total costs and expenses	74,203	64,666

LOSS BEFORE EQUITY IN EARNINGS OF
INVESTMENTS, MINORITY INTERESTS IN
CONSOLIDATED SUBSIDIARIES, INCOME TAXES
AND DISCONTINUED OPERATIONS	(4,674)	(1,460)

Equity In Earnings of Investments	596	1,198

Minority Interests In Income of Consolidated Subsidiaries	(255)	(199)

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(4,333)	(461)
Income Tax Benefit	(1,733)	(184)

LOSS FROM CONTINUING OPERATIONS	(2,600)	(277)

Discontinued Operations:
Loss before income taxes from discontinued operations	(179)	(7,222)
Income tax benefit	(72)	(2,889)

Loss from discontinued operations	(107)	(4,333)

NET LOSS	$(2,707)	$(4,610)

LOSS PER COMMON SHARE
Loss from continuing operations—basic	$(0.12)	$(0.01)
Loss from discontinued operations—basic	(0.00)	(0.20)

Net loss—basic	$(0.12)	$(0.21)
Loss from continuing operations—diluted	$(0.12)	$(0.01)
Loss from discontinued operations—diluted	(0.00)	(0.20)

Net loss—diluted	$(0.12)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	21,765,985	21,695,153
Diluted	22,287,561	21,751,225

See accompanying notes to unaudited consolidated financial statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,707)	$(4,610)

Adjustments to reconcile net loss to net cash provided by operating activities including discontinued operations:
Minority interests in income of consolidated subsidiaries	255	199
Equity in earnings of investments	(596)	(1,198)
Depreciation and amortization	6,888	6,891
Impairment of goodwill	5,539	6,900
Deferred revenue	(102)	(102)
Changes in operating assets and liabilities, net of acquisitions and disposals
Accounts receivable, net	(1,339)	(1,217)
Other receivables and current assets	1,491	(1,721)
Accounts payable and accrued expenses	2,943	(4,181)

Net cash provided by operating activities	12,372	961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,664)	(8,041)
Contributions to joint ventures	—	(200)
Distributions from joint ventures	200	235
Other investments	(1,993)	2,053

Net cash used in investing activities	(6,457)	(5,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(836)	(1,161)
Other items	11	3

Net cash used in financing activities	(825)	(1,158)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,090	(6,150)

CASH AND CASH EQUIVALENTS, beginning of period	36,766	19,153

CASH AND CASH EQUIVALENTS, end of period	$41,856	$13,003

See accompanying notes to unaudited consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

Note 1. Basis of Presentation

Radiologix, Inc. (together with its subsidiaries, “Radiologix” or the “Company”), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. This quarterly report for Radiologix supplements our annual report to security holders for the fiscal year ended December 31, 2003. As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in the annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature, other than those adjustments related to discontinued operations which are discussed separately in Note 4. Interim results are not necessarily indicative of the results that may be expected for the year. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements. For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes included in our annual report to security holders for the year ended December 31, 2003.

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

Certain previously-reported amounts, including balances and results of operations related to subsequently discontinued operations, have been reclassified to conform to the current year’s presentation. These reclassifications have no impact on total assets, liabilities, stockholders’ equity, net loss, or cash flows.

Note 2. Summary of Significant Accounting Policies

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

Impairment of Long-Lived Assets

Goodwill of $14.6 million at March 31, 2004 and $20.1 million at December 31, 2003, is not subject to amortization; however it is subject to periodic valuation assessments. Under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company is required to perform at least an annual impairment test. To the extent book value exceeds fair value, at the date an impairment is determined, the Company reduces goodwill by recording a charge to operations.

In March 2004, the Company engaged an independent valuation specialist to estimate the fair value of recorded goodwill. In conjunction with their valuation completed in April 2004, management re-assessed the past and expected future operating performance of the Questar imaging centers. This information was provided to the independent valuation specialists. The valuation performed by the specialist was based on discounted cash flows with consideration given to the financial condition and operating performance of Questar relative to those of other publicly traded companies in similar lines of business. Based on their valuation, the Company recognized an impairment charge of $5.5 million in the three months ended March 31, 2004.

The Company regularly considers whether events or circumstances may affect either the fair value of the recorded intangible assets or the associated useful lives. At March 31, 2004, the Company does not believe there are any indicators that the carrying values or the useful lives of these assets need to be adjusted.

Intangible assets arise from contracts between the Company and a third party (generally a radiology medical group practice) that grants a long-term commitment to provide professional radiology services at the Company’s imaging centers. Under the terms of those agreements, the radiologists are not employed by the Company, but are subject to the terms of service agreements with the Company. If a contracted radiology practice breaches the service agreement, or if Radiologix terminates the agreement for cause, the practice is required to purchase all associated tangible and intangible assets, including the unamortized portion of the intangible assets, at the then net book value. The cost of intangible assets is generally amortized over a 25-year useful life. If the terms of a service agreement are revised, the asset value and remaining useful life of that agreement may be adjusted to reflect the economic impact of the revisions.

The accompanying consolidated financial statements reflect amortization expense for these intangible assets of approximately $1 million for the three months ended March 31, 2004 and 2003. Accumulated amortization as of March 31, 2004 and December 31, 2003 totaled $19.4 million and $18.5 million, respectively.

As of March 31, 2004, four imaging centers (five at December 31, 2003) were designated for sale or closure over the next twelve months. During the three months ended March 31, 2004, one imaging center was closed. During 2003, subsequent to March 31, 2003, six imaging centers were sold or closed. These centers are not located in areas where we expect to build a market concentration. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results from these four imaging centers are reported in discontinued operations for the three months ended March 31, 2003 and 2004. The three months ended March 31, 2003 includes a $6.9 million pre-tax charge to write down the related goodwill of these centers. For the three months ended March 31, 2003, the consolidated statement of operations in the accompanying financial statements has been restated to reflect the results of operations for the eleven imaging centers included in discontinued operations.

Non-Consolidated Joint Ventures

In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

We adopted the provisions of FIN 46 as of March 31, 2004. We have reviewed the Company’s non-consolidated joint ventures under the provision and have determined that none of the joint ventures meet the definition of a variable interest entity.

Stock-Based Awards

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based

Compensation (FAS 123), the Company does not currently recognize compensation expense related to stock option grants to its employees; however it does account for stock-based compensation of non-employees under the provisions of FAS 123. Option awards are generally granted under the terms of the 1996 Stock Option Plan, as amended and are priced at fair market value on the date granted.

During the three months ended March 31, 2004, the Company granted 480,000 options to purchase the Company’s common stock, primarily as employment inducements for key executives. 280,000 of those options vest over a five-year period, and 200,000 vest in specified increments, based on the performance (at stock prices ranging from $5.00 to $17.50 per share) of the Company’s common stock for consecutive 20-day periods applicable to the increment. No options were granted to non-employees during the three months ended March 31, 2004.

During the first quarter of 2004, the Company found the number of options reported as outstanding at December 31, 2003 were understated by 119,429 options. This had no impact on previously reported earnings or loss per share in any of the quarters in 2003 or for the year ended December 31, 2003. At March 31, 2004, 153,081 options were available for future grants under the 1996 Stock Option Plan, as revised.

The summary below presents the pro-forma financial results that would have been reported if the Company had applied the provisions of FAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation—Transition and Disclosure during the periods ended March 31, 2004 and 2003 (dollars are presented in thousands, except per share amounts):

	2004	2003
Net loss, as reported	$(2,707)	$(4,610)
Add: Total stock-based compensation expensed in net loss	6	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(553)	(1,133)

Pro forma net loss	$(3,254)	$(5,743)

Loss per common share:
Basic—as reported	$(0.12)	$(0.21)
Basic—pro forma	$(0.15)	$(0.26)

Loss per share:
Diluted—as reported	$(0.12)	$(0.21)
Diluted—pro forma	$(0.15)	$(0.26)

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended March 31, 2004 and 2003, respectively: risk-free interest rate of 3.83% and 3.81%; expected life of 5.4 and 5.4 years; expected volatility of 41.2% and 54.6%; and dividend yield of zero in 2004 and 2003, respectively. The weighted-average grant-date fair value of new grants during the three months ended March 31, 2004 and 2003 was $3.65 per share and $1.71 per share, respectively.

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

Revenue Recognition

Service fee revenue is comprised of billed charges for both the technical and professional components of service, reduced by estimated contractual adjustments and by amounts retained by contracted radiology group practices under the service agreements. Revenue is recognized when services are rendered by contracted radiology practices, the imaging centers, or both. Bad debt expense related to established charges is reflected as an operating expense rather than a reduction of revenue. Contractual adjustments and bad debt expense are estimated based on historical collection experience. Because Radiologix has no financial controlling interest in the radiology practices, as defined in Emerging Issues Task Force Issue 97-2 (EITF 97-2), the Company does not consolidate the financial statements of those practices in its consolidated financial statements.

The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of operations had Radiologix met the provisions of EITF 97-2 (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Revenue for contracted radiology practices and diagnostic imaging centers, net of contractual adjustments	$96,038	$87,645
Less: amounts retained by contracted radiology practices	(26,509)	(24,439)

Service fee revenue	$69,529	$63,206

The Company’s service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams: (1) a negotiated percentage (typically 20% to 30%) of the professional revenues, reduced by certain expenses, as defined in the service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, Radiologix has negotiated a base service fee, which approximates the estimated fair market value of the services provided under the service agreements and which is renegotiated each year. Service fee revenue is comprised of the following (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Professional component	$12,076	$11,476
Technical component	57,453	51,730

Service fee revenue	$69,529	$63,206

Note 3. Long-Term Debt

Senior Notes

The Company’s $160 million senior notes due December 15, 2008 bear interest at 10 1/2% payable semiannually in arrears on June 15 and December 15 of each year. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued interest to the date of redemption. These notes are unsecured obligations, which rank senior in right of payment to all subordinated indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries.

Credit Facility

In December 2003, the Company amended its revolving credit facility to provide for borrowings up to $35 million through December 31, 2008. Borrowings under the credit facility bear interest at (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% depending on monthly balances outstanding under the credit facility or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25% depending on monthly balances outstanding under the credit facility. It is at the Company’s discretion to borrow under an adjusted LIBOR rate or under the prime rate. There are no restrictive covenants under the credit facility. The credit facility is secured by substantially all of the Company’s assets and a pledge of the capital stock of all of our wholly owned subsidiaries.

Under the credit facility agreement, the Company can borrow up to 85% of eligible accounts receivable, as defined. At March 31, 2004, $35 million was available under the credit facility and no borrowings were outstanding.

Convertible Junior Subordinated Note

The Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment with in kind securities, at an annual rate of 8.0%. The note holder may convert borrowings under the note to common stock at $7.52 per share.

Note 4. Discontinued Operations

As of March 31, 2004, the Company had designated four under-performing centers or centers that are not in areas where Radiologix expects to build a market concentration for sale or closure within the next 12 months. Additionally, since March 31, 2003, seven imaging centers were closed or sold, including one during the three months ended March 31, 2004. Subsequent to March 31, 2004, one imaging center was sold for total consideration of $50,000. The results of operations of eleven imaging centers that were sold, closed, or designated for sale or closure are reflected as discontinued operations as follows (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Service fee revenue	$910	$2,408

Pre-tax loss from discontinued operations	(179)	(7,222)
Income tax benefit	(72)	(2,889)

Net loss from discontinued operations	$(107)	$(4,333)

Assets and liabilities of discontinued operations, included in their respective captions as of March 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Assets	$2,756	$4,588
Liabilities	559	1,583

Net assets of discontinued operations	$2,197	$3,005

Note 5. Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted EPS includes options, warrants, and other potentially dilutive securities, using the treasury stock method to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible junior subordinated note using the “if converted” method to the extent the securities are not anti-dilutive. For the three months ended March 31, 2004 and 2003, approximately $145,000 of tax-effected interest savings and 1,593,098 weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period. For the three months ended March 31, 2004 and 2003, 521,576 shares and 56,085 shares, respectively, related to stock options, were included in diluted EPS.

Note 6. Segment Reporting

The Company reports the results of its operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western. In addition, the Company reports the results of its operations of the imaging centers of its Questar subsidiary. The Company’s operations in each of the four designated regions encompass the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with its diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures. The Company has divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but does not focus on each of these regions as separate product lines or make financial decisions as if they were separate product lines. The Questar operations are viewed as a separate group only from the perspective that the Questar imaging centers are currently single modality centers and do not operate under the same type of management service agreement with physicians as those that govern the Company’s other operations in the four designated regions.

The following table summarizes the operating results and assets of the five reportable segments (dollars in thousands):

	For the Three Months Ended March 31, 2004
	Mid-Atlantic Region (1)	Northeastern Region (2)	Central Region (3)	Western Region (4)	Questar (5)	Total
Service fee revenue	$31,310	14,359	8,325	10,304	5,231	$69,529
Total costs and expenses	$26,573	12,734	7,084	9,331	10,197	$65,919

Income (loss) before equity in earnings of investments and minority interests in consolidated subsidiaries, income taxes and discontinued operations	$4,737	1,625	1,241	973	(4,966)	$3,610
Equity in earnings of investments	$457	—	139	—	—	$596
Minority interests in income of consolidated subsidiaries	$(154)	—	(101)	—	—	$(255)
Income (loss) before income taxes from continuing operations	$5,040	1,625	1,279	973	(4,966)	$3,951
Loss before income taxes from discontinued operations	$—	(62)	—	—	(117)	$(179)
Income (loss) before income taxes	$5,040	1,563	1,279	973	(5,083)	$3,772
Assets	$67,978	22,817	22,494	19,500	27,020	$159,809
Purchases of property and equipment	$3,093	959	5	22	118	$4,197

	For the Three Months Ended March 31, 2003
	Mid-Atlantic Region (1)	Northeastern Region (2)	Central Region (3)	Western Region (4)	Questar (5)	Total
Service fee revenue	$27,885	12,211	8,813	9,168	5,129	$63,206
Total costs and expenses	$23,682	11,407	6,897	8,104	5,193	$55,283

Income (loss) before equity in earnings of investments and minority interests in consolidated subsidiaries, income taxes and discontinued operations	$4,203	804	1,916	1,064	(64)	$7,923
Equity in earnings of investments	$957	—	241	—	—	$1,198
Minority interests in income of consolidated subsidiaries	$(126)	—	(100)	—	27	$(199)
Income (loss) before income taxes from continuing operations	$5,034	804	2,057	1,064	(37)	$8,922
Income (loss) before income taxes from discontinued operations	$—	49	—	—	(7,271)	$(7,222)
Income (loss) before income taxes	$5,034	853	2,057	1,064	(7,308)	$1,700
Assets	$79,870	38,795	27,872	24,451	17,357	$188,345
Purchases of property and equipment	$3,715	1,023	420	412	2,281	$7,851

(1)	Includes the Baltimore/Washington, D.C. Metropolitan area.

(2)	Includes Rochester, New York, Rockland County, New York and the surrounding areas.

(3)	Includes San Antonio, Texas, St. Lucie County, Florida, Topeka, Kansas, Northeast Kansas and the surrounding areas.

(4)	Includes San Francisco/Oakland/San Jose, California and surrounding areas.

(5)	Includes diagnostic imaging centers in Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Kansas, Minnesota, Missouri, Nebraska, Nevada, Ohio and Pennsylvania that were acquired as part of the Questar acquisition and that have not been integrated into pre-existing Radiologix market areas.

Corporate assets, including intangible assets, as of March 31, 2004 and 2003 were $118,946 and $97,694, respectively.

The following is a reconciliation of loss before income taxes and purchases of property and equipment by the Company’s five reportable segments to the Company’s consolidated financial statements for the three months ended March 31, 2004 and 2003 (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Segment income before income taxes	$3,772	$1,700
Unallocated amounts:
Corporate general and administrative	(3,612)	(3,641)
Corporate severance and other related costs	—	(746)
Corporate depreciation and amortization	(1,468)	(1,582)
Corporate interest expense	(3,204)	(3,414)

Consolidated loss before income taxes	$(4,512)	$(7,683)

	For the Three Months Ended March 31,
	2004	2003
Purchases of property and equipment
Segment amounts	$4,197	$7,851
Corporate amount	467	190

Total purchases of property and equipment	$4,664	$8,041

Note 7. Subsequent Event

On April 30, 2004, the Company completed the disposition of a Questar imaging center. Consideration received for the disposition was $50,000.

On May 7, 2004, the Company completed the disposition of its minority interest in five imaging centers as well as its wholly owned imaging center in San Antonio, Texas. Under the terms of the agreement, the disposition is effective May 1, 2004. Consideration received for the disposition was $10.5 million.

Note 8. Unconsolidated Joint Ventures

The Company has ten unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by the contracted radiology practices in such market area or a radiology practice that participates in the joint venture. The Company’s investments in these joint ventures are accounted for under the equity method. The following table is a summary of key financial data for these joint ventures (in thousands):

	March 31, 2004	December 31, 2003
Current assets	$22,189	$20,920
Noncurrent assets	13,413	13,906
Current liabilities	4,868	5,274
Noncurrent liabilities	577	352
Minority interest	596	4,082

	For the Three Months Ended March 31,
	2004	2003
Net revenue	$11,663	$13,986
Net income	$2,135	$3,664

Note 9. Supplemental Guarantor Information

In connection with the senior notes, certain of the Company’s subsidiaries (Subsidiary Guarantors) guaranteed, jointly and severally, the Company’s obligation to pay principal and interest on the senior notes on a full and unconditional basis.

The following supplemental condensed consolidating financial information presents the balance sheets as of March 31, 2004 and December 31, 2003, and the statements of income (loss) and cash flows for the three months ended March 31, 2004 and 2003. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the non-guarantor subsidiaries using the equity method.

The non-guarantor subsidiaries include Advanced PET Imaging of Maryland, L.P., Lakewood OpenScan MR, LLC, Lexington MR, Ltd., Montgomery Community Magnetic Imaging Center Limited Partnership, Tower OpenScan MRI, and MRI at St. Joseph Medical Center LLC. The Subsidiary Guarantors include all wholly owned subsidiaries of Radiologix, Inc. (the “Parent”).

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

March 31, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$40,330	$(840)	$2,366	$—	$41,856
Accounts receivable, net	—	56,650	3,435	—	60,085
Other current assets	(228)	19,456	(8,517)	—	10,711

Total current assets	40,102	75,266	(2,716)	—	112,652
Property and equipment, net	2,301	54,725	2,371	—	59,397
Investment in subsidiaries	153,866	—	—	(153,866)	—
Intangible assets, net	—	73,663	7,833	—	81,496
Other assets	10,025	15,155	30	—	25,210

	$206,294	$218,809	$7,518	$(153,866)	$278,755

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$10,234	$24,998	$952	$—	$36,184
Current portion of long-term debt	22	605	496	—	1,123
Other current liabilities	17	402	—	—	419

Total current liabilities	10,273	26,005	1,448	—	37,726
Long-term debt, net of current portion	171,508	27	616	—	172,151
Other noncurrent liabilities	(33,484)	49,754	(6,461)	—	9,809
Minority interests in consolidated subsidiaries	—	—	1,072	—	1,072
Stockholders’ equity	57,997	143,023	10,843	(153,866)	57,997

	$206,294	$218,809	$7,518	$(153,866)	$278,755

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$31,625	$3,856	$1,285	$—	$36,766
Accounts receivable, net	—	55,246	3,500	—	58,746
Other current assets	1,034	19,587	(8,695)	—	11,926

Total current assets	32,659	78,689	(3,910)	—	107,438
Property and equipment, net	2,113	55,636	2,484	—	60,233
Investment in subsidiaries	152,103	—	—	(152,103)	—
Intangible assets, net	—	80,139	7,888	—	88,027
Other assets	12,701	10,791	(54)	—	23,438

	$199,576	$225,255	$6,408	$(152,103)	$279,136

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$6,612	$23,502	$1,093	$—	$31,207
Current portion of long-term debt	45	1,145	509	—	1,699
Other current liabilities	—	482	—	—	482

Total current liabilities	6,657	25,129	1,602	—	33,388
Long-term debt, net of current portion	171,506	168	682	—	172,356
Other noncurrent liabilities	(39,271)	58,163	(7,001)	—	11,891
Minority interests in consolidated subsidiaries	—	—	817	—	817
Stockholders’ equity	60,684	141,795	10,308	(152,103)	60,684

	$199,576	$225,255	$6,408	$(152,103)	$279,136

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$64,949	$4,580	$—	$69,529
Costs and expenses:
Salaries and benefits	—	23,127	740	—	23,867
Field supplies	—	3,959	296	—	4,255
Field rent and lease expense	—	8,129	318	—	8,447
Other field expenses	—	9,832	1,473	—	11,305
Bad debt expense	—	5,552	346	—	5,898
Corporate general and administrative	3,612	—	—	—	3,612
Impairment of goodwill	—	5,500	—	—	5,500
Depreciation and amortization	635	6,031	222	—	6,888
Interest expense, net	3,204	1,190	37	—	4,431

Total costs and expenses	7,451	63,320	3,432	—	74,203

Income (loss) before equity in earnings of investments, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(7,451)	1,629	1,148	—	(4,674)
Equity in earnings of investments	—	596	—	—	596
Minority interests in income of consolidated subsidiaries	—	—	(255)	—	(255)

Income (loss) before taxes and discontinued operations	(7,451)	2,225	893	—	(4,333)
Income tax benefit	(2,980)	890	357	—	(1,733)

Income (loss) from continuing operations	(4,471)	1,335	536	—	(2,600)

Discontinued operations:
Loss from discontinued operations	—	(179)	—	—	(179)
Income tax benefit	—	(72)	—	—	(72)

Loss from discontinued operations	—	(107)	—	—	(107)

Net income (loss)	$(4,471)	$1,228	$536	$—	$(2,707)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$58,626	$4,580	$—	$63,206
Costs and expenses:
Salaries and benefits	—	20,121	776	—	20,897
Field supplies	—	3,748	292	—	4,040
Field rent and lease expense	—	7,379	508	—	7,887
Other field expenses	—	8,769	1,563	—	10,332
Bad debt expense	—	5,123	343	—	5,466
Severance and other related costs	746	223	—	—	969
Corporate general and administrative	3,641	—	—	—	3,641
Depreciation and amortization	743	5,791	231	—	6,765
Interest expense, net	3,415	1,215	39	—	4,669

Total costs and expenses	8,545	52,369	3,752	—	64,666

Income (loss) before equity in earnings of investments, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(8,545)	6,257	828	—	(1,460)
Equity in earnings of investments	—	1,198	—	—	1,198
Minority interests in income of consolidated subsidiaries	—	—	(199)	—	(199)

Income (loss) before taxes and discontinued operations	(8,545)	7,455	629	—	(461)
Income tax expense (benefit)	(3,418)	2,982	252	—	(184)

Income (loss) from continuing operations	(5,127)	4,473	377	—	(277)

Discontinued operations:
Loss from discontinued operations	—	(7,222)	—	—	(7,222)
Income tax benefit	—	(2,889)	—	—	(2,889)

Loss from discontinued operations	—	(4,333)	—	—	(4,333)

Net income (loss)	$(5,127)	$140	$377	$—	$(4,610)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,550)	$13,159	$763	$—	$12,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(823)	(3,732)	(109)	—	(4,664)
Joint ventures	—	200	—	—	200
Other investments	3,375	(5,340)	(28)	—	(1,993)

Net cash provided by (used in) investing activities	2,552	(8,872)	(137)	—	(6,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(21)	(736)	(79)	—	(836)
Due to/from parent/subsidiaries	7,713	(8,247)	534	—	—
Other items	11	—	—	—	11

Net cash provided by (used in) financing activities	7,703	(8,983)	455	—	(825)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,705	(4,696)	1,081	—	5,090
CASH AND CASH EQUIVALENTS, beginning of period	31,625	3,856	1,285	—	36,766

CASH AND CASH EQUIVALENTS, end of period	$40,330	$(840)	$2,366	$—	$41,856

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3,860)	$4,032	$789	$—	$961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(592)	(7,382)	(67)	—	(8,041)
Joint ventures	—	35	—	—	35
Other investments	92	2,109	(148)	—	2,053

Net cash used in investing activities	(500)	(5,238)	(215)	—	(5,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on long-term debt	30	(996)	(195)	—	(1,161)
Due to/from parent/subsidiaries	(321)	1,620	(1,299)	—	—
Other items	7	(9)	5	—	3

Net cash provided by (used in) financing activities	(284)	615	(1,489)	—	(1,158)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,644)	(591)	(915)	—	(6,150)
CASH AND CASH EQUIVALENTS, beginning of period	15,775	(381)	3,759	—	19,153

CASH AND CASH EQUIVALENTS, end of period	$11,131	$(972)	$2,844	$—	$13,003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the three months ended March 31, 2004, we derived 83% of our service fee revenue from the ownership, management and operation of our radiology and imaging center network and 17% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of March 31, 2004, we owned, operated or maintained an ownership interest in imaging equipment at 105 locations, including four imaging centers that are included in discontinued operations in the accompanying financial statements. In addition, we provided management services to ten radiology practices. As of March 31, 2004, our imaging centers were located in 15 states, with concentrated geographic coverage in markets located in California, Florida, Kansas, Maryland, New York, Texas and Virginia. Effective May 1, 2004, we sold our interests in Texas.

We focus on providing quality patient care and service to ensure patient and referring physician satisfaction. We develop comprehensive radiology networks by investing in technologically advanced imaging equipment, and in high quality service. Our regional consolidation of diagnostic imaging centers improves response time, increases overall patient accessibility, permits us to standardize procedures and aids us in developing best practices. We seek the input and participation of the contracted radiology practices to which we provide administrative, management and information services to improve productivity and the quality of services. By focusing on further improving and standardizing the operations of our diagnostic imaging centers, we believe that we can increase patient and referring physician satisfaction, reduce our costs and increase utilization at our diagnostic imaging centers.

We contract with radiology practices to provide professional services, including the supervision and interpretation of imaging procedures performed in our centers. We do not engage in the practice of medicine nor do we employ physicians. Our radiologists maintain full control over the provision of professional radiological services. We believe the contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of past growth and potential for future growth; and a willingness to continually improve the delivery of diagnostic imaging services.

Service fee revenue is comprised of billed charges for both the technical and professional components of service, reduced by estimated contractual adjustments and by amounts retained by contracted radiology group practices for their professional services, as outlined in our service agreements. Revenue is recognized when services are rendered by contracted radiology practices, the imaging centers, or both. Bad debt expense related to established charges is reflected as an operating expense rather than a reduction of revenue. Contractual adjustments and bad debt expense are estimated based on historical collection experience, including payor mix, managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, revisions are made as appropriate in the period known.

The Company’s service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams: (1) a negotiated percentage (typically 20% to 30%) of the professional revenues, reduced by certain expenses, as defined in the service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which approximates the estimated fair market value of the services provided under the service agreements and which is renegotiated each year.

Our diagnostic imaging centers are also principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient’s health benefit plan. The Company has contracts with health benefit plans representing many of the patients in the markets we serve.

Results of Operations

We report the results of our operations through four designated regions of the United States: Mid-Atlantic, Northeastern, Central and Western regions. In addition, we report separately the results of our operations of the imaging centers of our subsidiary, Questar. Our operations in each of the four designated regions encompass the ownership and operation of diagnostic imaging centers and the provision of administrative, management, information, and other services to the contracted radiology practices which provide professional interpretation and supervision services to our diagnostic imaging centers and to hospitals and radiology practices with which we operate joint ventures. Our services are designed to leverage our existing infrastructure and improve radiology practice or joint venture profitability, efficiency and effectiveness. We have divided the operations into the four regions and Questar only for purposes of the division of internal management responsibilities, but do not focus on these regions as separate product lines or make financial decisions as if they were separate product lines. The Questar operations are viewed as a separate group only from the perspective that the Questar imaging centers are currently single modality centers and do not operate under the same type of management service agreement with physicians as those that govern the Company’s other operations in the four regions.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

In the first quarter of 2004, our operations continued to show improvement, due primarily to an overall volume increase of approximately 6.8% in our Mid-Atlantic, Northeastern and Western regions. This resulted in an increase in service fee revenue in these regions of approximately 12.2% over the first quarter of 2003. In 2004 these regions also realized an $0.8 million increase in revenue due to a favorable settlement under certain managed care contracts, making the overall increase in service fee revenue for these regions approximately 14.0%. Our Central and Questar regions experienced an approximately 2.6% volume increase and an accompanying net 2.8% decrease in service fee revenue due primarily to increases in amounts retained by contracted radiology practices. Service fee revenue for the Company for the three months ended March 31, 2004 increased 10% to $69.5 million in 2004 from $63.2 million in 2003.

In the first quarter of 2004, the Company recognized a $5.5 million pre-tax charge to continuing operations that was related to the impairment of Questar goodwill. Following the guidance provided in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, management re-assessed the past and expected future performance of the Questar imaging centers. This information was provided to the independent valuation specialists. Based on the results of their independent valuation, the Company concluded that assets related to this acquisition were permanently impaired and recognized this charge. The valuation performed by the specialist was based on discounted cash flows and consideration given to the financial condition and operating performance of Questar relative to those of other publicly traded companies in the similar lines of business. Excluding the impairment charge of $5.5 million, pre-tax income from continuing operations was approximately $1 million for the quarter ended March 31, 2004.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the quarter ended March 31, 2003, the Company recognized a $6.9 million pre-tax charge to discontinued operations that was related to the impairment of long-lived assets of Questar.

In 2004 our focus continues to be on revenue growth and reducing field salaries and benefits expense as a percent of service fee revenue. Salaries and benefits as a percentage of service fee revenue from continuing operations for the first quarter of 2004 was 34.3% and 33.1% in 2003. This increase resulted from the on-going shortage of technologists and requires us to fill vacant positions with costly temporary labor. Management is currently evaluating our service offerings and patient flows to identify less-costly methods of providing high quality patient care and is evaluating its back office and support operations for new opportunities to gain economies of scale.

During the three months ended March 31, 2003, Radiologix recognized a $1.0 million charge in connection with severance and expenses related to changes in the Company’s senior management team. No similar charge was recognized in the first quarter of 2004.

While operating expenses remain a top area of focus, other operating expenses, excluding $5.5 million charge for impairment of goodwill in 2004 and $969,000 of severance and other related costs in 2003, show several positive trends, as outlined for the three months ended March 31, 2004 and 2003 below:

	2004	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
Field salaries and benefits	$23,867	$20,897	14.2%	34.3%	33.1%	120
Field supplies	4,255	4,040	5.3	6.1	6.4	(30)
Field rent and lease expense	8,447	7,887	7.1	12.1	12.5	(40)
Other field expenses	11,305	10,332	9.4	16.3	16.3	—
Bad debts expense	5,898	5,466	7.9	8.5	8.6	(10)
Corporate, general and administrative	3,612	3,641	(0.8)	5.2	5.8	(60)
Depreciation and amortization	6,888	6,765	1.8	9.9	10.7	(80)
Interest expense, net	4,431	4,669	(5.1)	6.4	7.4	(100)

Total operating expense, excluding charges	$68,703	$63,697	7.9%	98.8%	100.8%	(200)

Although corporate, general and administrative expenses declined from 2003 to 2004, the cost as a percentage of service fee revenue may increase slightly with the recent hiring of the senior management positions. In March and April 2004, the Company hired a Chief Financial Officer and General Counsel, as well as other senior management positions.

Income tax benefit on continuing operations represented 40% of pre-tax income in 2004 and 2003.

Discontinued Operations

As of March 31, 2004, we had a designated four under-performing centers or centers that are not in areas where we expect to build a market concentration for sale or closure within the next 12 months. Additionally, since March 31, 2003, seven imaging centers were closed or sold, including one during the three months ended March 31, 2004. Subsequent to March 31, 2004, one imaging center was sold for total consideration of $50,000. The results of operations of eleven imaging centers that were sold, closed, or designated for sale or closure are reflected as discontinued operations as follows (in thousands):

	For the Three Months Ended March 31, 2004
	2004	2003
Service fee revenues	$910	$2,408

Pre-tax loss from discontinued operations	(179)	(7,222)
Income tax benefit	(72)	(2,889)

Net loss from discontinued operations	$(107)	$(4,333)

Assets and liabilities of discontinued operations included in their respective captions, as of March 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Assets	$2,756	$4,588
Liabilities	559	1,583

Net assets of discontinued operations	$2,197	$3,005

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for the three months ended March 31, 2004, was derived from cash and cash equivalents and net cash proceeds from operating activities. As of March 31, 2004, we had net working capital of $74.9 million, including cash and cash equivalents of $41.9 million. We had current assets of $112.7 million and current liabilities of $37.7 million, including current maturities of long-term debt and capital lease obligations of $1.1 million. For the three months ended March 31, 2004, we generated $12.4 million in net operating cash flow, invested $6.5 million and used cash of $825,000 in financing activities.

Net cash from operating activities for the three months ended March 31, 2004 of $12.4 million increased from $961,000 for the same period in 2003. Our days outstanding on accounts receivable decreased from 75 days at March 31, 2003 to 60 days at March 31, 2004. We calculate days sales outstanding by dividing accounts receivable, net of allowances, by the three-month average revenue per day.

Net cash used in investing activities for the three months ended March 31, 2004 and 2003 was $6.5 million and $6.0 million, respectively. Purchases of property and equipment during the three months ended March 31, 2004 and 2003 were $4.7 million and $8.0 million, respectively.

Net cash flows used in financing activities for the three months ended March 31, 2004 and 2003 were $0.8 million and $1.2 million, respectively.

At March 31, 2004, we had outstanding senior note borrowings of $160.0 million, a $12.0 million convertible subordinated junior note and an additional $1.3 million in other debt obligations. At March 31, 2004, no borrowings were outstanding under the credit facility under which the Company can borrow up to $35 million. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expense of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. We currently believe that our cash balances, the expected cash flow from operations and our borrowing capacity under our revolving credit facility and our lease lines with major manufacturers will be sufficient to fund our working capital, acquisitions and capital expenditure requirements for the immediately foreseeable future. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of future acquisitions and repayment of debt. We intend to fund these long-term liquidity needs from cash generated from operations, available borrowings under our revolving credit facility, our lease lines of credit, and future debt and equity financing. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent we are unable to generate sufficient cash from our operations, funds are not available under our credit facility or we are unable to structure or obtain operating leases, we may be unable to meet our capital expenditure requirements. Furthermore, we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

Critical Accounting Policies

The preparation of our consolidated financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how they can impact our financial statements. A critical accounting policy is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We identified our most critical accounting policies to be:

•	revenue recognition and estimation of contractual allowances and bad debt of accounts receivable; and
•	evaluation of intangible assets, including goodwill, and long-lived assets for impairment.

Revenue Recognition, Contractual Allowances and Allowances for Doubtful Accounts

Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established charges and reduced by estimated contractual allowances. Service fee revenue is recorded net of estimated contractual allowances and amounts retained by the contracted radiology practices under the terms of the service agreements. We estimate contractual allowances based on the patient mix at each contracted radiology practice and diagnostic imaging center, the impact of managed care contract pricing, and historical collection information. We operate imaging centers in various states, each of which has multiple managed care contracts and a different patient mix. We review monthly the estimated contractual allowance rates for each contracted radiology practice and diagnostic imaging center. The contractual allowance rate is adjusted as changes to the factors discussed above become known. We record bad debt expense monthly based on historical collection rates of each contracted radiology practice and diagnostic imaging center. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables), our estimates of the net realizable value of patient receivables could be reduced by a material amount.

Impairment of Intangible and Long-Lived Assets

Impairment losses are recognized for long-lived assets through operations when indicators of impairment exist and the underlying cash flows are not sufficient to support the assets’ carrying value. Potential indicators of impairment can include, but are not limited to the following:

a. History of operating losses or expected future losses

b. Significant adverse change in legal factors

c. Changes in the extent or manner in which the assets are used

d. Current expectations to dispose of the assets by sale or other means

e. Reductions or expected reductions of cash flow

We primarily use an expected sales value to estimate the fair values of our long-lived assets. Sales values are based in part on recent acquisitions we made and our knowledge of the radiology and imaging business environment. In March 2003, we recorded a $6.9 million pre-tax charge to write-down goodwill related to these centers.

Our service agreements, included in the consolidated balance sheets as intangible assets are not considered to have indefinite useful lives and will continue to be amortized over a useful life of 25 years. We regularly evaluate the carrying value and lives of the finite lived intangible assets in light of any events or circumstances that we believe may indicate that the carrying amount or amortization period should be adjusted. As of March 31, 2004, we do not believe there are any indicators that the carrying values or the useful lives of these assets need to be adjusted.

Goodwill

Goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are subject to at least annual assessments for impairment by applying a fair-value-based test. We engaged an independent third-party valuation specialist to determine the fair value of the Questar operations. In conjunction with their valuation, management re-assessed the past and expected future operating performance of the Questar imaging centers. This information was provided to the independent valuation specialists. The valuation performed by the specialist was based on discounted cash flows and consideration given to the financial condition and operating performance of Questar relative to those of other publicly traded companies in the similar lines of business. Their preliminary valuation was completed in April 2004 and indicated that the carrying value of the Questar operations exceeded the fair value and consequently an impairment charge of $5.5 million was recorded. We conduct our annual impairment test of goodwill during our first quarter of each year.

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

We adopted the provisions of FIN 46 as of March 31, 2004. We have reviewed the Company’s non-consolidated joint ventures under the provision and have determined that none of the joint ventures meets the definition of a variable interest entity.

Health Insurance Portability and Accountability Act

The administrative provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data between healthcare payors, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards, thus eliminating all nonstandard formats currently in use. Our contracted radiology practices and diagnostic imaging centers are “covered entities” under HIPAA, and as such, must comply with the HIPAA electronic data interchange mandates. The HIPAA requirements are scheduled by the federal government to be implemented over a multi-year timeframe. Implementation delays or difficulties by the Company, the federal government, or others with which we do business could impact our future cash flow in a way we cannot currently predict.

Forward-Looking Statements

Throughout this report we make “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include words such as “may,” “will,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	economic, demographic, business and other conditions in our markets;

•	the highly competitive nature of the healthcare business;

•	a decline in patient referrals;

•	changes in the rates or methods of third-party reimbursement for diagnostic imaging services;

•	the termination of our contracts with radiology practices;

•	the loss of a high percent of radiologists operating in our contracted radiology practices;

•	the availability of additional capital to fund capital expenditure requirements;

•	burdensome lawsuits against our contracted radiology practices and us;

•	reduced operating margins due to our managed care contracts and capitated fee arrangements;

•	any failure by us to comply with state and federal anti-kickback and anti-self referral laws or any other applicable healthcare regulations;

•	changes in business strategy and development plans;

•	changes in Federal, state or local regulations affecting the healthcare industry;

•	our substantial indebtedness, debt service requirements and liquidity constraints; and

•	risks related to our notes and healthcare securities generally.

A more comprehensive list of such factors are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and our other filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, credit facility, and its senior and convertible notes. At March 31, 2004, Radiologix had no borrowings outstanding under its credit facility. Radiologix’s notes bear interest at fixed rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 45 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect its internal controls during our most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

We have investments, not material in amount, in certain unconsolidated entities. Since we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

PART II: OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

(b)	Reports on Form 8-K. The registrant filed a current report on Form 8-K on March 11, 2004, announcing the release of its financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOLOGIX, INC.

Date: May 7, 2004	/S/ STEPHEN D. LINEHAN

Stephen D. Linehan President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2004	/S/ RICHARD J. SABOLIK

Richard J. Sabolik Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Stephen D. Linehan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Richard J. Sabolik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Stephen D. Linehan. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Richard J. Sabolik. *

*	Filed herewith.