Form 10-Q
period 2004-06-30
RADIOLOGIX INC
filed 2004-08-06
CIK 1031329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, $0.0001 par value	21,799,735 shares

RADIOLOGIX, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,079	$36,766
Restricted cash	4,000	—
Accounts receivable, net of allowances	60,785	58,746
Due from affiliates	2,241	4,104
Assets held for sale	1,094	251
Other current assets	7,733	7,571

Total current assets	122,932	107,438
PROPERTY AND EQUIPMENT, net	58,683	62,655
INVESTMENTS IN JOINT VENTURES	7,920	10,665
GOODWILL	3,651	20,110
INTANGIBLE ASSETS, net	65,685	67,917
DEFERRED FINANCING COSTS, net	7,341	8,151
OTHER ASSETS	1,663	2,200

Total assets	$267,875	$279,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,771	$14,598
Accrued physician retention	9,442	8,821
Accrued salaries and benefits	8,767	7,788
Current portion of long-term debt	243	261
Current portion of capital lease obligations	401	1,438
Other current liabilities	420	482

Total current liabilities	33,044	33,388
DEFERRED INCOME TAXES	328	4,260
LONG-TERM DEBT, net of current portion	158,270	160,000
CONVERTIBLE DEBT	11,980	11,980
CAPITAL LEASE OBLIGATIONS, net of current portion	132	376
DEFERRED REVENUE	7,107	7,312
OTHER LIABILITIES	266	319

Total liabilities	211,127	217,635

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	784	817
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 21,813,419 and 21,765,985 shares issued in 2004 and 2003, respectively, and 21,794,735 and 21,747,301 outstanding in 2004 and 2003, respectively	2	2
Treasury stock	(180)	(180)
Additional paid-in capital	14,038	13,942
Retained earnings	42,104	46,920

Total stockholders’ equity	55,964	60,684

Total liabilities and stockholders’ equity	$267,875	$279,136

See accompanying notes to consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
SERVICE FEE REVENUE	$67,682	$62,041	$135,297	$123,467
COSTS AND EXPENSES:
Salaries and benefits	21,798	19,836	45,158	40,261
Field supplies	4,261	4,376	8,440	8,331
Field rent and lease expense	8,444	7,610	16,553	15,165
Other field expenses	11,461	10,420	22,387	20,392
Bad debt expense	5,553	5,312	11,249	10,573
Severance and other related costs	—	311	—	1,280
Corporate general and administrative	4,284	3,375	7,896	7,016
Impairment of goodwill and long-lived assets	9,154	—	12,383	—
Depreciation and amortization	6,424	6,606	13,136	13,184
Gain on sale of operations	(4,669)	—	(4,669)	—
Interest expense, net	4,307	4,494	8,691	9,134

Total costs and expenses	71,017	62,340	141,224	125,336

LOSS BEFORE EQUITY IN EARNINGS OF
INVESTMENTS, MINORITY INTERESTS IN
CONSOLIDATED SUBSIDIARIES, INCOME TAXES
AND DISCONTINUED OPERATIONS	(3,335)	(299)	(5,927)	(1,869)

Equity In Earnings of Investments	758	1,314	1,354	2,512

Minority Interests In Income of Consolidated Subsidiaries	(189)	(331)	(444)	(530)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,766)	684	(5,017)	113

Income Tax Expense (Benefit)	(1,387)	273	(2,287)	45

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,379)	411	(2,730)	68

Discontinued Operations:
Loss from discontinued operations before income taxes	(1,216)	(225)	(3,477)	(7,337)
Income tax benefit	(486)	(90)	(1,391)	(2,935)

Loss from discontinued operations	(730)	(135)	(2,086)	(4,402)

NET INCOME (LOSS)	$(2,109)	$276	$(4,816)	$(4,334)

INCOME (LOSS) PER COMMON SHARE
Income (loss) from continuing operations—basic	$(0.06)	$0.02	$(0.13)	$0.00
Income (loss) from discontinued operations—basic	(0.04)	(0.01)	(0.09)	(0.20)

Net income (loss)—basic	$(0.10)	$0.01	$(0.22)	$(0.20)
Income (loss) from continuing operations—diluted	$(0.06)	$0.02	$(0.13)	$0.00
Income (loss) from discontinued operations—diluted	(0.04)	0.00	(0.09)	(0.20)

Net income (loss)—diluted	$(0.10)	$0.02	$(0.22)	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	21,769,804	21,695,140	21,767,894	21,695,140
Diluted	21,769,804	23,416,435	21,767,894	21,768,428

See accompanying notes to unaudited consolidated financial statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,816)	$(4,334)

Adjustments to reconcile net loss to net cash provided by operating activities including discontinued operations:
Minority interests in income of consolidated subsidiaries	444	530
Equity in earnings of investments	(1,354)	(2,512)
Depreciation and amortization	13,375	13,860
Impairment of goodwill and long-lived assets	16,576	6,900
Gains on sales of operations	(5,351)	—
Deferred revenue	(204)	(204)
Changes in operating assets and liabilities
Accounts receivable, net	(1,261)	3,720
Other assets	2,184	(203)
Accounts payable and accrued expenses	(2,590)	(7,655)

Net cash provided by operating activities	17,003	10,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(4,000)	—
Purchases of property and equipment	(13,410)	(10,469)
Net cash received on sales of operations	12,784	—
Contributions to joint ventures	—	(460)
Distributions from joint ventures	910	2,116

Net cash used in investing activities	(3,716)	(8,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, primarily capital leases	(1,321)	(2,007)
Retirement of senior debt	(1,730)	—
Other items	77	3

Net cash used in financing activities	(2,974)	(2,004)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,313	(715)
CASH AND CASH EQUIVALENTS, beginning of period	36,766	19,153

CASH AND CASH EQUIVALENTS, end of period	$47,079	$18,438

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$9,319	$8,620
Income taxes paid, net of refunds received	$1,716	$763

See accompanying notes to unaudited consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

Note 1. Basis of Presentation

Radiologix, Inc. (together with its subsidiaries, “Radiologix” or the “Company”), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. This quarterly report for Radiologix supplements our annual report to security holders on Form 10-K, as amended, for the fiscal year ended December 31, 2003. As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in the annual report on Form 10-K, accordingly, these consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and are of a normal recurring nature, other than those adjustments related to impairment, discontinued operations and the sales of certain operations, which adjustments are discussed separately in the notes below. Interim results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year. Variability may be due to changes in modality mix and the volume of procedures performed, physician referral and vacation patterns, the impact of hospital and physician-affiliated imaging centers that compete in our operating markets, the timing and negotiation of managed care and service contracts, the availability of technicians and other personnel resources, and trends in receivable collectibility, including the ability of payors to convert to HIPAA electronic payment standards. For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes included in our annual report to security holders on Form 10-K, as amended, for the year ended December 31, 2003.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in entities that the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

Certain previously reported amounts, including balances and results of operations related to subsequently discontinued operations, have been reclassified to conform to the current year’s presentation. These reclassifications have no impact on total assets, liabilities, stockholders’ equity, net income (loss), or cash flows.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, results of operations and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Impairment of Goodwill and Long-Lived Assets

Goodwill is not subject to amortization; however it is subject to periodic valuation assessments. Under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company is required to perform at least an annual impairment test and to consider other indicators that may arise throughout the year to reevaluate carrying value. To the extent book value exceeds fair value, at the date an impairment is determined, the Company reduces goodwill by recording a charge to operations.

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requires impairment losses to be recognized for long-lived assets through operations when indicators of impairment exist and the underlying cash flows are not sufficient to support the assets’ carrying value. In addition, SFAS No. 144 requires that a long-lived asset (disposal group) to be sold that meets certain recognition criteria be classified as “held for sale” and measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also requires that a long-lived asset subject to closure (abandonment) before the end of its previously estimated useful life continue to be classified as “held and used” until disposal with depreciation estimates revised to reflect the use of the asset over its shortened useful life.

In June 2004, after performing an extensive assessment of our Questar imaging center portfolio, management concluded that certain centers were not strategic to our future plans and would be unable to meet and sustain our profitability requirements going forward. That assessment considered: location, contracting leverage, expected capital requirements, the single modality nature of most of these centers, current operating trends, and the sale of our most profitable Questar center on June 21, 2004. Plans for disposition were enacted before June 30, 2004, with five centers reclassified to discontinued operations. Two other Questar centers were scheduled for closure.

The Company’s decision to dispose of this group of imaging centers created an event that required us to reassess the carrying value of the assets related to these centers, including goodwill at our Questar segment. This reassessment considered the impact on the value of the ongoing, deteriorating operating trends in these centers, as well as the implications of disposing of individual centers versus operating those centers as part of an ongoing operating enterprise.

To assist us in that reassessment, we engaged an independent valuation firm to estimate the fair value of our combined Questar sites that currently remain in continuing operations as of June 30, 2004. The valuation performed by this firm was based on a blending of: 1) discounted cash flows and an exit multiple for the business, 2) a market approach using public company information, discounted to reflect the nature of the Questar operations, and 3) individual transactions experienced by Radiologix and similar companies in recent months. At management’s recommendation, the valuation firm applied a high (70%) weighting factor to the valuation derived under the individual transaction method described in (3) above.

Based on the independent valuation, Radiologix recognized an impairment charge to continuing operations of $8.7 million in the three months ended June 30, 2004 to reduce the Questar goodwill carrying value to estimated fair value. This charge is in addition to the $5.5 million charge we recorded in the first quarter of 2004 related to Questar in connection with our annual assessment of goodwill. The first quarter valuation included the operating results of our most profitable Questar Center and also gave equal weighting factors to an income and market approach. The balance of goodwill, which relates entirely to Questar, is approximately $3.7 million at June 30, 2004.

The Company regularly considers whether events or circumstances may affect either the fair value of recorded intangible assets or their associated useful lives. At June 30, 2004, the combined operations of our remaining Questar centers are generating positive cash flow; and the Company does not believe there are any additional indicators that the carrying values or the useful lives of these assets need to be adjusted. However, in the event we decide to dispose of any remaining Questar centers, additional charges may result depending on cash flow and market conditions at the time of disposal.

The components of our impairment charges are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Continuing Operations:
Impairment of goodwill	$8,700	$—	$14,200	$—
Reclassification of goodwill impairment	—	—	(2,271)	—

	8,700	—	11,929	—
Impairment of long-lived assets	454	—	454	—

	$9,154	$—	$12,383	$—

Discontinued Operations:
Impairment of goodwill	$1,719	$—	$1,759	$6,900
Reclassification of goodwill impairment	—	—	2,271	—

	1,719	—	4,030	6,900
Impairment of long-lived assets	163	—	163	—

	$1,882	$—	$4,193	$6,900

Note 3. Discontinued Operations

As noted above, in June 2004 management concluded that five Questar centers would be designated as discontinued operations and two other centers would be closed. We also sold one center for $3.1 million in cash and recognized a gain on this sale of $682,000 ($.03 per dilutive share) which gain is included in discontinued operations. The results of operations of imaging centers in discontinued operations are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Service fee revenue	$2,541	$4,228	$5,365	$8,415

Pre-tax loss from discontinued operations	(1,216)	(225)	(3,477)	(7,337)
Income tax benefit	(486)	(90)	(1,391)	(2,935)

Net loss from discontinued operations	$(730)	$(135)	$(2,086)	$(4,402)

Assets and liabilities of discontinued operations as of June 30, 2004 and 2003 were as follows (in thousands):

	2004	2003
Assets	$5,134	$15,020
Liabilities	1,278	3,635

Net assets of discontinued operations	$3,856	$11,385

Note 4. Gain on Sale of Operations

Effective April 30, 2004, we completed the sale of our operations in San Antonio, Texas. The purchase price was $10.5 million, resulting in a gain on sale of approximately $4.7 million or $3.1 million net of taxes ($0.14 per dilutive share). Net cash received was $9.7 million after purchase price adjustments. The sale included (1) assets we owned and leased in our operation of M&S Imaging Partners, Inc., (2) a diagnostic imaging center, and (3) certain partnership interests, but did not include accounts receivable aggregating approximately $4.7 million, which we retained.

Results of operations for the San Antonio operations were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Service fee revenues	$2,395	$3,885	$6,120	$7,826

Interest	28	96	114	199
Depreciation and amortization	138	355	510	713
Pre-tax income from operations	694	1,261	1,564	2,532
Income tax expense	236	429	532	861

Net income from operations	$458	$832	$1,032	$1,671

Note 5. Revenue Recognition

Service fee revenue is comprised of billed charges for both the technical and professional components of service, reduced by estimated contractual adjustments and by amounts retained by contracted radiology group practices under the service agreements. Revenue is recognized when services are rendered by contracted radiology practices, the imaging centers, or both. Bad debt expense related to established charges is reflected as an operating expense rather than a reduction of revenue. Contractual adjustments and bad debt expense are estimated based on historical collection experience. Because Radiologix has no financial controlling interest in the radiology practices, as defined in Emerging Issues Task Force Issue 97-2 (“EITF 97-2”), the Company does not consolidate the financial statements of those practices in its consolidated financial statements.

The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of operations had Radiologix met the provisions of EITF 97-2 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue for contracted radiology practices and diagnostic imaging centers, net of contractual adjustments	$94,300	$86,974	$188,056	$172,450
Less: amounts retained by contracted radiology practices	(26,618)	(24,933)	(52,759)	(48,983)

Service fee revenue	$67,682	$62,041	$135,297	$123,467

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Professional component	$12,170	$11,810	$24,244	$23,285
Technical component	55,512	50,231	111,053	100,182

Service fee revenue	$67,682	$62,041	$135,297	$123,467

Note 6. Long-Term Debt

Senior Notes

The Company’s $160.0 million senior notes due December 15, 2008 bear interest at 10.5% payable semiannually in arrears on June 15 and December 15 of each year. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued interest to the date of redemption. These notes are unsecured obligations, which rank senior in right of payment to all subordinated indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries. In the 2004 second quarter, the Company redeemed $1.73 million of these senior notes at a price equal to 103.25% of face value.

Convertible Junior Subordinated Note

The Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment in kind securities, at an annual rate of 8.0%. The note holder may convert borrowings under the note to common stock at $7.52 per share.

Master Lease Agreement

Radiologix maintains operating leases for certain imaging equipment under an Amended and Restated Master Lease Agreement with GE Healthcare Financial Services (GE). Through this arrangement, GE has agreed to fund up to $60.0 million of equipment leases through December 31, 2006, and requires that at least two-thirds of the outstanding balance represent GE healthcare equipment.

In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying June 30, 2004 balance sheet includes $4.0 million of restricted cash under this provision.

The Master Lease Agreement also contains certain covenants related to financial leverage, fixed charge coverage, and total indebtedness to GE. Failure to comply with these covenants would restrict our ability to lease additional equipment under the Master Lease Agreement until the ratio requirements are met. At June 30, 2004, Radiologix was in compliance with these covenants.

At June 30, 2004 applicable amounts outstanding under the Master Lease Agreement totaled $18.7 million; and $41.3 million remained available for future leases.

Revolving Credit Facility

The Company also maintains a revolving credit facility with GE, enabling the Company to borrow up to 85% of eligible accounts receivable, as defined, with a maximum borrowing limit of $35.0 million. Borrowings under the credit facility are secured by substantially all of the Company’s assets, including the capital stock of our wholly owned subsidiaries. The credit facility expires December 31, 2008 and bears a commitment fee ranging from 0.50% to 0.75% of the unused balance, based on amounts borrowed.

Under the revolving credit facility, borrowings bear interest, at the option of the Company, either (i) at a fixed rate comprised of LIBOR plus a margin ranging from 3.0% to 3.5%, depending on monthly amounts outstanding or (ii) at a variable rate based on prime plus a margin ranging from 1.75% to 2.25%, depending on monthly amounts outstanding.

At June 30, 2004, applicable amounts considered outstanding under the revolving credit facility totaled $750,000 related to a letter of credit in connection with our high retention workers’ compensation program; and $34.2 million remained available for borrowings.

Note 7. Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41 (“FIN 46”). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

We adopted the provisions of FIN 46 as of March 31, 2004. We have reviewed the Company’s non-consolidated joint ventures under the provision and have determined that none of the joint ventures meets the definition of a variable interest entity at June 30, 2004.

Note 8. Stock-Based Awards

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company does not currently recognize compensation expense related to stock option grants to its employees under any of its stock award plans; however it does account for stock-based compensation of non-employees under the provisions of SFAS 123. Option awards have generally been granted under the terms of the 1996 Stock Option Plan, as amended, and are priced at fair market value on the date granted. On July 15, 2004, the Company’s stockholders approved the adoption of the 2004 Long-Term Incentive Plan. As a result, all future grants will be made under the 2004 Plan and no more grants will be made under the 1996 Plan.

During the six months ended June 30, 2004, the Company granted 505,000 options to purchase the Company’s common stock, primarily as employment inducements for key executives. Of these options, 305,000 vest over a five-year period, and 200,000 vest in specified increments, based on the performance (at stock prices ranging from $5.00 to $17.50 per share) of the Company’s common stock for consecutive 20-day periods applicable to the increment. None of these options have vested to date.

The summary below presents the pro-forma financial results that would have been reported if the Company had applied the provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (dollars are presented in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(2,109)	$276	$(4,816)	$(4,334)
Total stock-based compensation expensed in net loss, net of related tax effects	2	—	8	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(224)	(533)	(777)	(1,054)

Pro forma net loss	$(2,331)	$(257)	$(5,585)	$(5,388)

Income (loss) per common share:
Basic—as reported	$(0.10)	$0.01	$(0.22)	$(0.20)
Basic—pro forma	$(0.11)	$(0.02)	$(0.26)	$(0.25)

Loss per share:
Diluted—as reported	$(0.10)	$0.02	$(0.22)	$(0.20)
Diluted—pro forma	$(0.11)	$(0.01)	$(0.26)	$(0.25)

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants at June 30, 2004 and 2003, respectively: risk-free interest rate of 4.73% and 3.33%; expected life of 5.4 and 5.4 years; expected volatility of 55.6% and 78.8%; and dividend yield of zero. The weighted-average grant-date fair value of new grants during the six months ended June 30, 2004 and 2003 was $2.23 per share and $1.98 per share, respectively.

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

Note 9. Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted EPS includes options, warrants, and other potentially dilutive securities, using the treasury stock method for options and warrants to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible junior subordinated note using the “if converted” method to the extent these securities are not anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares for basic earnings per share	21,769,804	21,695,140	21,767,894	21,695,140
Effect of dilutive stock options	—	128,255	—	73,288
Effect of dilutive convertible junior subordinated note	—	1,593,040	—	—

Weighted average shares for diluted earnings per share	21,769,804	23,416,435	21,767,894	21,768,428

Tax-effected interest savings related to convertible junior subordinated note	$—	$143,000	$—	$—

For the three months ended June 30, 2004 approximately $146,000 of tax-effected interest and 1,593,040 of weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive. Also, for the three months ended June 30, 2004, 449,816 shares related to stock options were not included in the computation of dilutive EPS because to do so would be anti-dilutive.

For the six months ended June 30, 2004 and 2003, approximately $288,000 of tax-effected interest and 1,593,040 of weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive. Also, for the six months ended June 30, 2004, 480,571 shares related to stock options were not included in the computation of dilutive EPS because to do so would be anti-dilutive.

Note 10. Segment Reporting

The Company’s primary operations consist of owning and operating diagnostic imaging centers and providing administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with the Company’s diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures.

The Company previously reported its primary operations through four reportable segments comprised of its four designated regions of the United States of America. As a result of an assessment of these operations, including how resources are allocated by members of our senior management team (the “chief operating decision maker” function), and because the four designated regions have: (1) substantially all resources allocated to them, (2) similar economic characteristics, (3) similar operations and (4) similar regulatory environments, we have aggregated them into a single reportable operating segment.

Because of different characteristics from our primary operations, including location, market concentration, contracting leverage, capital requirements, the single modality nature of most of the centers and the structure of the management service agreements with physicians related to the Company’s Questar operations, senior management makes resource allocation decisions separately for Questar and its primary operations.

The following table summarizes the operating results and assets of the primary and Questar operations (in thousands):

	For the Six Months Ended June 30, 2004
	Primary Operations	Questar	Total
Service fee revenue	$128,818	6,479	$135,297
Total costs and expenses	$105,550	18,496	$124,046

Income (loss) before equity in earnings of investments and minority interests in consolidated subsidiaries, income taxes and discontinued operations	$23,268	(12,017)	$11,251
Equity in earnings of investments	$1,354	—	$1,354
Minority interests in income of consolidated subsidiaries	$(444)	—	$(444)

Income (loss) before income taxes from continuing operations	$24,178	(12,017)	$12,161
Loss before income taxes from discontinued operations	$(94)	(3,383)	$(3,477)

Income (loss) before income taxes	$24,084	(15,400)	$8,684
Assets	$129,897	13,006	$142,903
Purchases of property and equipment	$12,052	608	$12,660

	For the Six Months Ended June 30, 2003
	Primary Operations	Questar	Total
Service fee revenue	$116,585	6,882	$123,467
Total costs and expenses	$100,770	6,683	$107,453

Income (loss) before equity in earnings of investments and minority interests in consolidated subsidiaries, income taxes and discontinued operations	$15,815	199	$16,014
Equity in earnings of investments	$2,512	—	$2,512
Minority interests in income of consolidated subsidiaries	$(489)	(41)	$(530)

Income before income taxes from continuing operations	$17,838	158	$17,996
Income (loss) before income taxes from discontinued operations	$46	(7,383)	$(7,337)

Income (loss) before income taxes	$17,884	(7,225)	$10,659
Assets	$157,760	39,560	$197,320
Purchases of property and equipment	$7,958	2,284	$10,242

The following is a reconciliation of segment income before income taxes to consolidated loss before income taxes (including continuing and discontinued operations) and purchases of property and equipment by the Company’s reportable segments for the six months ended June 30, 2004 and 2003 (in thousands):

	For the Six Months Ended June 30,
	2004	2003
Segment income before income taxes	$8,684	$10,659
Unallocated amounts:
Corporate general and administrative	(7,896)	(7,016)
Corporate severance and other related costs	—	(1,027)
Corporate depreciation and amortization	(2,965)	(3,165)
Corporate interest expense	(6,317)	(6,675)

Consolidated loss before income taxes, continuing and discontinued operations	$(8,494)	$(7,224)

	2004	2003
Purchases of property and equipment
Segment amounts	$12,660	$10,242
Corporate amount	750	227

Total purchases of property and equipment	$13,410	$10,469

Note 11. Supplemental Guarantor Information

In connection with the senior notes, certain of the Company’s subsidiaries (Subsidiary Guarantors) guaranteed, jointly and severally, the Company’s obligation to pay principal and interest on the senior notes on a full and unconditional basis.

The non-guarantor subsidiaries include Advanced PET Imaging of Maryland, L.P., Montgomery Community Magnetic Imaging Center Limited Partnership, Tower OpenScan MRI, and MRI at St. Joseph Medical Center LLC. The Subsidiary Guarantors include all wholly owned subsidiaries of Radiologix, Inc. (the “Parent”).

Condensed consolidating financial statements for the Company and its subsidiaries including Radiologix, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

June 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$43,862	$580	$2,637	$—	$47,079
Accounts receivable, net	—	58,863	1,922	—	60,785
Other current assets	3,983	18,472	(7,387)	—	15,068

Total current assets	47,845	77,915	(2,828)	—	122,932
Property and equipment, net	2,749	54,200	1,734	—	58,683
Investment in subsidiaries	156,594	—	—	(156,594)	—
Intangible assets, net	—	64,918	4,418	—	69,336
Other assets	8,852	8,235	(163)	—	16,924

	$216,040	$205,268	$3,161	$(156,594)	$267,875

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$6,746	$24,476	$758	$—	$31,980
Current portion of long-term debt	63	206	375	—	644
Other current liabilities	47	373	—	—	420

Total current liabilities	6,856	25,055	1,133	—	33,044
Long-term debt, net of current portion	169,773	86	523	—	170,382
Other noncurrent liabilities	(16,553)	32,113	(7,859)	—	7,701
Minority interests in consolidated subsidiaries	—	—	784	—	784
Stockholders’ equity	55,964	148,014	8,580	(156,594)	55,964

	$216,040	$205,268	$3,161	$(156,594)	$267,875

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$31,625	$3,856	$1,285	$—	$36,766
Accounts receivable, net	—	55,246	3,500	—	58,746
Other current assets	1,034	19,587	(8,695)	—	11,926

Total current assets	32,659	78,689	(3,910)	—	107,438
Property and equipment, net	2,587	57,465	2,603	—	62,655
Investment in subsidiaries	152,103	—	—	(152,103)	—
Intangible assets, net	—	80,139	7,888	—	88,027
Other assets	12,227	8,962	(173)	—	21,016

	$199,576	$225,255	$6,408	$(152,103)	$279,136

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$6,612	$23,502	$1,093	$—	$31,207
Current portion of long-term debt	45	1,145	509	—	1,699
Other current liabilities	—	482	—	—	482

Total current liabilities	6,657	25,129	1,602	—	33,388
Long-term debt, net of current portion	171,506	168	682	—	172,356
Other noncurrent liabilities	(39,271)	58,163	(7,001)	—	11,891
Minority interests in consolidated subsidiaries	—	—	817	—	817
Stockholders’ equity	60,684	141,795	10,308	(152,103)	60,684

	$199,576	$225,255	$6,408	$(152,103)	$279,136

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$63,440	$4,242	$—	$67,682
Costs and expenses:
Salaries and benefits	—	21,144	654	—	21,798
Field supplies	—	3,942	319	—	4,261
Field rent and lease expense	—	8,104	340	—	8,444
Other field expenses	—	9,841	1,620	—	11,461
Bad debt expense	—	5,280	273	—	5,553
Gain on sale of operations	—	(4,669)	—	—	(4,669)
Corporate general and administrative	4,284	—	—	—	4,284
Impairment of long-lived assets and goodwill	—	8,700	454	—	9,154
Depreciation and amortization	664	5,565	195	—	6,424
Interest expense, net	3,114	1,163	30	—	4,307

Total costs and expenses	8,062	59,070	3,885	—	71,017

Income (loss) before equity in earnings of investments, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(8,062)	4,370	357	—	(3,335)
Equity in earnings of investments	—	758	—	—	758
Minority interests in income of consolidated subsidiaries	—	—	(189)	—	(189)

Income (loss) before taxes and discontinued operations	(8,062)	5,128	168	—	(2,766)
Income tax expense (benefit)	(3,225)	1,771	67	—	(1,387)

Income (loss) from continuing operations	(4,837)	3,357	101	—	(1,379)

Discontinued operations:
Loss from discontinued operations	—	(1,216)	—	—	(1,216)
Income tax benefit	—	(486)	—	—	(486)

Loss from discontinued operations	—	(730)	—	—	(730)

Net income (loss)	$(4,837)	$2,627	$101	$—	$(2,109)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Six Months Ended June 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$126,475	$8,822	$—	$135,297
Costs and expenses:
Salaries and benefits	—	43,764	1,394	—	45,158
Field supplies	—	7,825	615	—	8,440
Field rent and lease expense	—	15,895	658	—	16,553
Other field expenses	—	19,294	3,093	—	22,387
Bad debt expense	—	10,630	619	—	11,249
Gain on sale of operations	—	(4,669)	—	—	(4,669)
Corporate general and administrative	7,896	—	—	—	7,896
Impairment of long-lived assets and goodwill	—	8,700	3,683	—	12,383
Depreciation and amortization	1,299	11,420	417	—	13,136
Interest expense, net	6,318	2,306	67	—	8,691

Total costs and expenses	15,513	115,165	10,546	—	141,224

Income (loss) before equity in earnings of investments, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(15,513)	11,310	(1,724)	—	(5,927)
Equity in earnings of investments	—	1,354	—	—	1,354
Minority interests in income of consolidated subsidiaries	—	—	(444)	—	(444)

Income (loss) before taxes and discontinued operations	(15,513)	12,664	(2,168)	—	(5,017)
Income tax benefit	(6,205)	4,785	(867)	—	(2,287)

Income (loss) from continuing operations	(9,308)	7,879	(1,301)	—	(2,730)

Discontinued operations:
Loss from discontinued operations	—	(3,477)	—	—	(3,477)
Income tax benefit	—	(1,391)	—	—	(1,391)

Loss from discontinued operations	—	(2,086)	—	—	(2,086)

Net income (loss)	$(9,308)	$5,793	$(1,301)	$—	$(4,816)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$57,390	$4,651	$—	$62,041
Costs and expenses:
Salaries and benefits	—	19,136	700	—	19,836
Field supplies	—	4,094	282	—	4,376
Field rent and lease expense	—	7,110	500	—	7,610
Other field expenses	—	8,971	1,449	—	10,420
Bad debt expense	—	4,986	326	—	5,312
Severance and other related costs	281	30	—	—	311
Corporate general and administrative	3,375	—	—	—	3,375
Depreciation and amortization	744	5,651	211	—	6,606
Interest expense, net	3,260	1,194	40	—	4,494

Total costs and expenses	7,660	51,172	3,508	—	62,340

Income (loss) before equity in earnings of investments, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(7,660)	6,218	1,143	—	(299)
Equity in earnings of investments	—	1,314	—	—	1,314
Minority interests in income of consolidated subsidiaries	—	—	(331)	—	(331)

Income (loss) before taxes and discontinued operations	(7,660)	7,532	812	—	684
Income tax expense (benefit)	(3,064)	3,013	324	—	273

Income (loss) from continuing operations	(4,596)	4,519	488	—	411

Discontinued operations:
Loss from discontinued operations	—	(225)	—	—	(225)
Income tax benefit	—	(90)	—	—	(90)

Loss from discontinued operations	—	(135)	—	—	(135)

Net income (loss)	$(4,596)	$4,384	$488	$—	$276

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Six Months Ended June 30, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$114,236	$9,231	$—	$123,467
Costs and expenses:
Salaries and benefits	—	38,785	1,476	—	40,261
Field supplies	—	7,757	574	—	8,331
Field rent and lease expense	—	14,157	1,008	—	15,165
Other field expenses	—	17,380	3,012	—	20,392
Bad debt expense	—	9,904	669	—	10,573
Severance and other related costs	1,027	253	—	—	1,280
Corporate general and administrative	7,016	—	—	—	7,016
Depreciation and amortization	1,487	11,255	442	—	13,184
Interest expense, net	6,675	2,380	79	—	9,134

Total costs and expenses	16,205	101,871	7,260	—	125,336

Income (loss) before equity in earnings of investments, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(16,205)	12,365	1,971	—	(1,869)
Equity in earnings of investments	—	2,512	—	—	2,512
Minority interests in income of consolidated subsidiaries	—	—	(530)	—	(530)

Income (loss) before taxes and discontinued operations	(16,205)	14,877	1,441	—	113
Income tax expense (benefit)	(6,482)	5,951	576	—	45

Income (loss) from continuing operations	(9,723)	8,926	865	—	68

Discontinued operations:
Loss from discontinued operations	—	(7,337)	—	—	(7,337)
Income tax benefit	—	(2,935)	—	—	(2,935)

Loss from discontinued operations	—	(4,402)	—	—	(4,402)

Net income (loss)	$(9,723)	$4,524	$865	$—	$(4,334)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(10,740)	$28,238	$(495)	$—	$17,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(4,000)	—	—	—	(4,000)
Purchases of property and equipment	1,868	(18,713)	3,435	—	(13,410)
Net cash received on sale of operations	—	12,784	—	—	12,784
Joint ventures	—	910	—	—	910

Net cash provided by (used in) investing activities	(2,132)	(5,019)	3,435	—	(3,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, primarily capital leases	—	(1,028)	(293)	—	(1,321)
Retirement of senior debt	(1,730)	—	—	—	(1,730)
Due to/from parent/subsidiaries	26,762	(25,467)	(1,295)	—	—
Other items	77	—	—	—	77

Net cash provided by (used in) financing activities	25,109	(26,495)	(1,588)	—	(2,974)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,237	(3,276)	1,352	—	10,313
CASH AND CASH EQUIVALENTS, beginning of period	31,625	3,856	1,285	—	36,766

CASH AND CASH EQUIVALENTS, end of period	$43,862	$580	$2,637	$—	$47,079

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,108)	$14,147	$8,063	$—	$10,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,378)	(1,974)	(7,117)	—	(10,469)
Joint ventures	—	1,656	—	—	1,656

Net cash used in investing activities	(1,378)	(318)	(7,117)	—	(8,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on long-term debt	(39)	(1,630)	(338)	—	(2,007)
Due to/from parent/subsidiaries	13,732	(11,691)	(2,041)	—	—
Other items	3	—	—	—	3

Net cash provided by (used in) financing activities	13,696	(13,321)	(2,379)	—	(2,004)

NET DECREASE IN CASH AND CASH EQUIVALENTS	210	508	(1,433)	—	(715)
CASH AND CASH EQUIVALENTS, beginning of period	15,775	(381)	3,759	—	19,153

CASH AND CASH EQUIVALENTS, end of period	$15,985	$127	$2,326	$—	$18,438

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the six months ended June 30, 2004, we derived 82% of our service fee revenue from the ownership, management and operation of our imaging center network and 18% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of June 30, 2004, we owned, operated or maintained an ownership interest in imaging equipment at 94 locations. As of June 30, 2004, our imaging centers were located in 13 states, including markets in California, Florida, Kansas, Maryland and New York. Effective April 30, 2004, we sold our operations in San Antonio, Texas to Vanguard Health Systems, Inc.

We focus on providing quality patient care and service to ensure patient and referring physician satisfaction. We develop comprehensive radiology networks by investing in technologically advanced imaging equipment, and in high quality service. Our consolidation of diagnostic imaging centers in certain markets improves response time, increases overall patient accessibility, permits us to standardize procedures and aids us in developing best practices. We seek the input and participation of the contracted radiology practices to which we provide administrative, management and information services to improve productivity and the quality of services. By focusing on further improving and standardizing the operations of our diagnostic imaging centers, we believe that we can increase patient and referring physician satisfaction, reduce our costs and increase utilization at our diagnostic imaging centers.

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

Results of Operations

Our primary operations are in the Mid-Atlantic, Northeastern, Southeastern and Western areas of the United States. We completed the sale of our San Antonio, Texas operations effective April 30, 2004. We also operate single modality imaging centers through our subsidiary, Questar. Our primary operations consist of owning and operating diagnostic imaging centers and providing administrative, management, information, and other services to the contracted radiology practices which provide professional interpretation and supervision services to our diagnostic imaging centers and to hospitals and radiology practices with which we operate joint ventures. Our services are designed to leverage our existing infrastructure and improve radiology practice or joint venture profitability, efficiency and effectiveness. Because of different characteristics from our primary operations, including location, market concentration, contracting leverage, capital requirements, the single modality nature of most of the centers and the structure of the management service agreements with physicians related to the Company’s Questar operations, senior management makes resource allocation and decisions separately for Questar and its primary operations.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

In the second quarter of 2004, our operations continued to show improvement, due to volume increases of 4.0% over volumes in the second quarter of 2003 and ongoing improvements in our service mix. This resulted in an increase in service fee revenue of 9.1% over the second quarter of 2003. Effective April 30, 2004, we completed the sale of our San Antonio, Texas operations. For the second quarter ended June 30, 2004, the San Antonio operations generated service fee revenue of $2.4 million and $694,000 of pre-tax income. Our results in the second quarter of 2004 compared to the second quarter of 2003, excluding the San Antonio operations, reflected an increase in overall volumes of 4.5% and an increase in service fee revenue of 12.3%. The increase reflects the impact of our organic growth including the addition of new imaging centers and imaging equipment placed into operations since June 30, 2003.

As noted above, we completed the sale of our operations in San Antonio, Texas in the second quarter. The purchase price was $10.5 million, resulting in a gain on sale of approximately $4.7 million or $3.1 million net of taxes ($0.14 per dilutive share). Net cash received was $9.7 million after purchase price adjustments. The sale included (1) assets we owned and leased in our operation of M&S Imaging Partners, Inc., (2) a diagnostic imaging center, and (3) certain partnership interests, but did not include accounts receivable aggregating approximately $4.7 million, which we retained. We sold these operations due to market conditions and have no remaining interests in this market.

In June 2004, after performing an extensive assessment of our Questar imaging center portfolio, management concluded that certain centers were not strategic to our future plans and would be unable to meet and sustain our profitability requirements going forward. That assessment considered: location, contracting leverage, expected capital requirements, the single modality nature of most of these sites, current operating trends, and the sale of our most profitable Questar center on June 21, 2004. The Company’s decision to dispose of this group of imaging centers created an event that required us to reassess the carrying value of the assets related to these centers, including goodwill at our Questar segment. This reassessment considered the impact on the value of the ongoing, deteriorating operating trends in these centers, as well as the implications of disposing of individual centers versus operating those centers as part of an ongoing operating enterprise. To assist us in that reassessment, we engaged an independent valuation firm to estimate the fair value of our combined Questar sites that currently remain in continuing operations. As a result of our reassessment and the independent valuation, the Company recorded an $8.7 million pre-tax charge to continuing operations related to the impairment of Questar goodwill in June 2004.

We assess the viability of our imaging centers throughout the year. In the event we decide to dispose of one or more imaging centers, additional charges may result depending on cash flow and market conditions at the time of our assessment.

In June 2004, the Company also recorded a $454,000 pre-tax charge to continuing operations and a $163,000 pre-tax charge to discontinued operations related to the impairment of long-lived assets of certain Questar centers.

During the three months ended June 30, 2003, Radiologix recognized a $311,000 charge in connection with severance and expenses related to changes in the Company’s senior management team. There were no such severance charges in the second quarter of 2004.

Other operating expenses, excluding (1) the $4.7 million gain on sale of operations, (2) the aggregate $9.2 million in charges for impairment of goodwill and long-lived assets and (3) the $311,000 of severance and other related costs, show several positive trends, as outlined for the three months ended June 30, 2004 and 2003 below:

	2004	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2004	2003
Field expenses	45,964	42,242	8.8	67.9	68.1	(20)
Bad debt expense	5,553	5,312	4.5	8.2	8.6	(40)
Corporate, general and administrative	4,284	3,375	26.9	6.3	5.4	90
Depreciation and amortization	6,424	6,606	(2.8)	9.5	10.6	(110)
Interest expense, net	4,307	4,494	(4.2)	6.4	7.2	(80)

Total operating expense, excluding charges	$66,532	$62,029	7.3%	98.3%	100.0%	(170)

Results excluding San Antonio operations:

	2004	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2004	2003
Field expenses	44,891	40,472	10.9	68.8	69.6	(80)
Bad debt expense	5,113	4,757	7.5	7.8	8.2	(40)
Corporate, general and administrative	4,284	3,375	26.9	6.6	5.8	80
Depreciation and amortization	6,286	6,251	0.6	9.6	10.7	(110)
Interest expense, net	4,279	4,398	(2.7)	6.6	7.6	(100)

Total operating expense, excluding charges	$64,853	$59,253	9.5%	99.3%	101.9%	(260)

Our focus continues to be on revenue growth and reducing field salaries and benefits expense as a percentage of service fee revenue. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the second quarter of 2004 were 32.2% compared to 32.0% in the second quarter of 2003. This increase resulted primarily from the on-going shortage of technologists, which required us to fill vacant positions with higher cost temporary labor. By the end of June 2004, the Company had filled a significant number of these vacant technologist field openings. Field salaries and benefits costs were also impacted by new imaging centers placed into operations since June 30, 2003, internal recruiting costs to fill open technologist and other employee positions and internal marketing costs related to new sales program initiatives. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the second quarter of 2004, excluding the San Antonio operations, were 32.8% compared to 32.7% in the second quarter of 2003. Management continues to evaluate our service offerings and patient flows to identify less costly methods of providing high quality patient care and continues to evaluate its back office and support operations for new opportunities to gain economies of scale.

Field rent and lease expense increased in the second quarter of 2004 compared to the second quarter of 2003 due primarily to imaging center sites placed into operations since June 30, 2003 and decisions we made to lease rather than buy certain imaging equipment.

Other field expenses increased in the second quarter of 2004 compared to the second quarter of 2003 due primarily to system conversion, upgrade and outsourcing costs for our patient accounting systems, service and repair costs on imaging equipment and external recruiting costs.

Corporate, general and administrative expense increased in the second quarter of 2004 compared to the second quarter of 2003 due to filling vacant executive positions, relocation costs for our chief executive officer, costs relating to Sarbanes-Oxley Section 404 compliance efforts and increased sales and marketing costs.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

For the six months ended June 30, 2004, our operations continued to show improvement, due to volume increases of 6.8% over volumes for the six months ended June 30, 2003 and ongoing improvements in our service mix. This resulted in an increase in service fee revenue of 9.6% over the six months ended June 30, 2003. Effective April 30, 2004, we completed the sale of our San Antonio, Texas operations. For the six months ended June 30, 2004, the San Antonio operations generated service fee revenue of $6.1 million and $1.6 million of pre-tax income. Our results for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, excluding the San Antonio operations, reflected an increase in overall volumes of 7.3% and an increase in service fee revenue of 11.7%. The increase reflects the impact of our improved organic growth including the addition of new imaging centers and imaging equipment placed into operations since June 30, 2003.

As noted above, we completed the sale of our operations in San Antonio, Texas in the second quarter. The purchase price was $10.5 million, resulting in a gain on sale of approximately $4.7 million or $3.1 million net of taxes ($0.14 per dilutive share). Net cash received was $9.7 million after purchase price adjustments. The sale included (1) assets we owned and leased in our operation of M&S Imaging Partners, Inc., (2) a diagnostic imaging center, and (3) certain partnership interests, but did not include accounts receivable aggregating approximately $4.7 million, which we retained.

In June 2004, after performing an extensive reassessment of our Questar imaging center portfolio, management concluded that certain centers were not strategic to our future plans and would be unable to meet and sustain our profitability requirements going forward. That reassessment considered: location, contracting leverage, expected capital requirements, the single modality nature of most of these sites, current operating trends, and the sale of our most profitable Questar center on June 21, 2004. The Company’s decision to dispose of this group of imaging centers created an event that required us to reassess the carrying value of the assets related to these centers, including goodwill at our Questar segment. This reassessment considered the impact on the value of the ongoing, deteriorating operating trends in these centers, as well as the implications of disposing of individual centers versus operating those centers as part of an ongoing operating enterprise. To assist us in that reassessment, we engaged an independent valuation firm to estimate the fair value of our combined Questar sites that currently remain in continuing operations. As a result of our reassessment and the independent valuation, the Company recorded an $8.7 million pre-tax charge to continuing operations related to the impairment of Questar goodwill in June 2004. Additionally, in the first quarter of 2004 the Company recorded a $5.5 million charge related to Questar in connection with our annual assessment of goodwill. Of this $5.5 million, $2.3 million was reclassified to discontinued operations in the second quarter of 2004. Accordingly, for the six-months ended June 30, 2004, $11.9 million and $4.0 million of goodwill impairment charges were recorded in continuing operations and discontinued operations, respectively.

In June 2004, the Company also recorded a $454,000 pre-tax charge to continuing operations and $163,000 pre-tax charge to discontinued operations related to the impairment of long-lived assets of certain Questar centers.

During the six months ended June 30, 2003, Radiologix recognized a $1.3 million charge in connection with severance and expenses related to changes in the Company’s senior management team. There were no such severance charges in the six-month period ended June 30, 2004.

Other operating expenses, excluding (1) the $4.7 million gain on sale of operations, (2) the aggregate $12.4 million charge for impairment of goodwill and long-lived assets in the six months ended 2004 and (3) the $1.3 million of severance and other related costs in 2003, show several positive trends, as outlined for the six months ended June 30, 2004 and 2003 below:

	2004	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2004	2003
Field expenses	$92,538	$84,149	10.0%	68.4%	68.2%	20
Bad debt expense	11,249	10,573	6.4	8.3	8.6	(30)
Corporate, general and administrative	7,896	7,016	12.5	5.8	5.7	10
Depreciation and amortization	13,136	13,184	(.4)	9.7	10.7	(100)
Interest expense, net	8,691	9,134	(4.9)	6.4	7.4	(100)

Total operating expense, excluding charges	$133,510	$124,056	7.6%	98.7%	100%	(130)

Results excluding San Antonio operations:

	2004	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2004	2003
Field expenses	$89,585	$80,586	11.2%	69.4%	69.7%	(30)
Bad debt expense	10,285	9,446	8.9	8.0	8.2	(20)
Corporate, general and administrative	7,896	7,016	12.5	6.1	6.1	—
Depreciation and amortization	12,626	12,471	1.2	9.8	10.8	(100)
Interest expense, net	8,577	8,935	(4.0)	6.6	7.7	(110)

Total operating expense, excluding charges	$128,969	$118,454	8.9%	99.8%	102.4%	(260)

Our focus continues to be on revenue growth and reducing field salaries and benefits expense as a percentage of service fee revenue. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the six months ended June 30, 2004 were 33.4% compared to 32.6% for the six months ended June 30, 2003. This increase resulted primarily from the on-going shortage of technologists, which required us to fill vacant positions with higher cost temporary labor. By the end of June 2004, the Company had filled a significant number of these vacant technologist field openings. Field salaries and benefits costs were also impacted by new imaging centers placed into operations since June 30, 2003, internal recruiting costs to fill open technologist and other employee positions and internal marketing costs related to new sales program initiatives. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the six months ended June 30, 2004 and 2003 excluding the San Antonio operations were 34.0% and 33.4%, respectively. Management continues to evaluate our service offerings and patient flows to identify less costly methods of providing high quality patient care and continues to evaluate its back office and support operations for new opportunities to gain economies of scale.

Field rent and lease expense increased in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due primarily to imaging center sites placed into operations since June 30, 2003 and decisions we made to lease rather than buy certain imaging equipment.

Other field expenses increased in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due primarily to system conversion, upgrade and outsourcing costs for our patient accounting systems, service and repair costs on imaging equipment and external recruiting costs.

Corporate, general and administrative expenses increased in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to filling vacant executive positions, relocation costs for our chief executive officer, costs relating to Sarbanes-Oxley Section 404 compliance efforts and increased marketing costs.

Discontinued Operations

In June 2004, management concluded that five Questar centers would be designated as discontinued operations and two other Questar centers would be closed. We also sold one center for $3.1 million in cash and recognized a gain on this sale of $682,000 ($0.03 per dilutive share) which gain is included in discontinued operations. The results of operations of imaging centers in discontinued operations are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Service fee revenue	$2,541	$4,228	$5,365	$8,415

Pre-tax loss from discontinued operations	(1,216)	(225)	(3,477)	(7,337)
Income tax benefit	(486)	(90)	(1,391)	(2,935)

Net loss from discontinued operations	$(730)	$(135)	$(2,086)	$(4,402)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for the six months ended June 30, 2004, was derived from cash and cash equivalents and net cash generated by operating activities, as well as $9.7 million and $3.1 million in cash proceeds from the sales of our San Antonio, Texas operations and our Questar center in Exton, Pennsylvania, respectively. As of June 30, 2004, we had net working capital of $89.9 million, including cash and cash equivalents of $47.1 million. We had current assets of $122.9 million and current liabilities of $33.0 million, including current maturities of long-term debt and capital lease obligations of approximately $644,000. For the six months ended June 30, 2004, we generated $17.0 million in net operating cash flow, invested $3.7 million and used cash of $3.0 million in financing activities.

Net cash from operating activities for the six months ended June 30, 2004 of $17.0 million increased from $10.1 million for the same period in 2003. Our days sales outstanding on accounts receivable decreased from 69 days at June 30, 2003 to 61 days at June 30, 2004. We calculate days sales outstanding by dividing accounts receivable, net of allowances, by the three-month average revenue per day. Our days sales outstanding were 60 at March 31, 2004. We are experiencing collection delays at certain sites as payors complete conversions to their systems to meet HIPAA electronic data interchange standards.

Net cash used in investing activities for the six months ended June 30, 2004 and 2003 was $3.7 million and $8.8 million, respectively. Purchases of property and equipment during the six months ended June 30, 2004 and 2003 were $13.4 million and $10.5 million, respectively. In the second quarter of 2004, we received $12.8 million in consideration for the sale of certain operations. Also in June 2004, we transferred $4.0 million to restricted cash in accordance with our Master Lease Agreement with GE Healthcare Financial Services as discussed below. We expect to spend between $4.0 million to $5.0 million over the next six months on equipment lease buyouts.

Net cash flows used in financing activities for the six months ended June 30, 2004 and 2003 were $3.0 million and $2.0 million, respectively. At June 30, 2004, we had outstanding senior note borrowings of $158.3 million (after redeeming $1.73 million in senior notes in the second quarter); a $12.0 million convertible subordinated junior note and $776,000 in other debt obligations. At June 30, 2004, amounts outstanding under the revolving credit facility totaled $750,000 with $34.2 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

As noted in our Form 8-K filing on July 9, 2004, we amended our master lease with GE Healthcare Financial Services (GE) under an Amended and Restated Master Lease Agreement. Through this arrangement, GE has agreed to fund up to $60.0 million of equipment leases through December 31, 2006, and requires that at least two-thirds of the outstanding balance represent GE healthcare equipment. In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying June 30, 2004 balance sheet includes $4.0 million of restricted cash under this provision.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expense of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. We currently believe that our cash balances, the expected cash flow from operations and our borrowing capacity under our revolving credit facility and our master lease line will be sufficient to fund our working capital, acquisitions and capital expenditure requirements for the immediately foreseeable future. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of future acquisitions and repayment of debt. We intend to fund these long-term liquidity needs from cash generated from operations, available borrowings under our revolving credit facility, our master lease line of credit, and future debt and equity financings. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent we are unable to generate sufficient cash from our operations, funds are not available under our revolving credit facility or our master lease line, we may be unable to meet our capital expenditure requirements. Furthermore, we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

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

Impairment of Goodwill, Intangible and Long-Lived Assets

Goodwill

Goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses to operations, but rather are subject to at least annual assessments for impairment by applying a fair-value-based test as well as further review for indicators that may arise throughout the year. We conduct our annual impairment test of goodwill during our first quarter of each year.

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

b. Significant adverse change in legal factors

c. Changes in the extent or manner in which the assets are used

d. Current expectations to dispose of the assets by sale or other means

e. Reductions or expected reductions of cash flow

Our service agreements, included in the consolidated balance sheets as intangible assets, are not considered to have indefinite useful lives and will continue to be amortized over a useful life of 25 years. We regularly evaluate the carrying value and lives of the finite lived intangible assets in light of any events or circumstances that we believe may indicate that the carrying amount or amortization period should be adjusted.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	economic, demographic, business and other conditions in our markets;

•	the highly competitive nature of the healthcare business;

•	a decline in patient referrals;

•	changes in the rates or methods of third-party reimbursement for diagnostic imaging services;

•	the termination of our contracts with radiology practices;

•	the loss of a high percent of radiologists operating in our contracted radiology practices;

•	the ability to recruit and retain technologists;

•	the availability of additional capital to fund capital expenditure requirements;

•	burdensome lawsuits against our contracted radiology practices and us;

•	reduced operating margins due to our managed care contracts and capitated fee arrangements;

•	any failure by us to comply with state and federal anti-kickback and anti-self referral laws or any other applicable healthcare regulations;

•	changes in business strategy and development plans;

•	changes in federal, state or local regulations affecting the healthcare industry;

•	our substantial indebtedness, debt service requirements and liquidity constraints; and

•	risks related to our Senior Notes and healthcare securities generally;

•	interruption of operations due to severe weather or other extraordinary events.

A more comprehensive list of such factors is set forth in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, and our other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, credit facilities, and its senior and convertible notes. At June 30, 2004, Radiologix had $750,000 considered outstanding under its revolving credit facility related to a letter of credit in connection with our high retention workers’ compensation program. Radiologix’s notes bear interest at fixed rates.

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

There have been no significant changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect its internal controls during our most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company instituted a formal Disclosure Review Committee function, effective with our second quarter ended June 30, 2004.

We have investments, not material in amount, in certain unconsolidated entities. Since we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Radiologix’s 2004 annual stockholders meeting was held on July 15, 2004. The following individuals were elected as directors, the appointment of Ernst & Young LLP as independent auditors was ratified, and the adoption of the 2004 Long-Term Incentive Compensation Plan was approved by the votes indicated below:

Nominee	For	Withheld
Marvin S. Cadwell	18,388,674	1,293,621
Paul D. Farrell	18,388,171	1,294,124
Stephen D. Linehan	18,625,851	1,056,444
Joseph C. Mello	18,388,091	1,294,204
Michael L. Sherman, M.D.	18,624,774	1,057,521

Appointment of Ernst & Young LLP:

For: 19,457,716	Against: 155,043	Abstain: 69,536

Adoption of the 2004 Long-Term Incentive Compensation Plan:

For: 8,201,932	Against: 3,561,775	Abstain: 77,357

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

(b)	Reports on Form 8-K. The registrant filed a current report on Form 8-K on May 7, 2004, announcing: (i) the sale of one wholly owned diagnostic imaging center and its interests in five joint venture diagnostic imaging centers located in San Antonio, Texas, to an affiliate of Vanguard Health Systems, Inc. and (ii) the release of its financial results for the quarter ended March 31, 2004.

The registrant filed a current report on Form 8-K on July 12, 2004 announcing our Amended and Restated Master Lease line with GE Healthcare Financial Services on July 9, 2004, and our termination of an August 2003 letter of intent regarding the development of a joint venture partnership.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOLOGIX, INC.

Date: August 5, 2004	/S/ STEPHEN D. LINEHAN
Stephen D. Linehan President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2004	/S/ RICHARD J. SABOLIK
Richard J. Sabolik Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.2	Amended and Restated Bylaws of Radiologix, Inc.*

10.3	Amended and Restated Service Agreement dated as of January 1, 2004, by and among Radiologix, Inc., Treasure Coast Imaging Partners, Inc., and Radiology Imaging Associates – Basilico, Gallagher & Raffa, M.D., P.A.*

10.18	Amendment No. 1 to Service Agreement dated as of January 1, 2004, by and among Radiologix, Inc., Community Imaging Partners, Inc., Community Radiology Associates, Inc., and Drs. Korsower and Pion Radiology, P.A.*

31.1	Certification of Stephen D. Linehan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Richard J. Sabolik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Stephen D. Linehan. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Richard J. Sabolik. *

*	Filed herewith.