Form 10-Q
period 2004-09-30
RADIOLOGIX INC
filed 2004-11-04
CIK 1031329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004
Common Stock, $0.0001 par value	21,814,418 shares

RADIOLOGIX, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,532	$36,766
Restricted cash	4,820	—
Accounts receivable, net of allowances	56,396	58,746
Due from affiliates	2,386	4,104
Assets held for sale	620	251
Other current assets	7,333	7,571

Total current assets	124,087	107,438
PROPERTY AND EQUIPMENT, net	57,676	62,655
INVESTMENTS IN JOINT VENTURES	8,698	10,665
GOODWILL	3,651	20,110
INTANGIBLE ASSETS, net	58,215	67,917
DEFERRED FINANCING COSTS, net	6,936	8,151
DEFERRED INCOME TAXES	8,647	—
OTHER ASSETS	1,443	2,200

Total assets	$269,353	$279,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$13,399	$11,986
Accrued physician retention	8,785	8,821
Accrued salaries and benefits	7,484	7,788
Accrued interest	4,959	815
Deferred income taxes	3,891	1,797
Current portion of capital lease obligations	314	1,438
Current portion of long-term debt	—	261
Other current liabilities	693	482

Total current liabilities	39,525	33,388
DEFERRED INCOME TAXES	—	4,260
LONG-TERM DEBT, net of current portion	158,270	160,000
CONVERTIBLE DEBT	11,980	11,980
CAPITAL LEASE OBLIGATIONS, net of current portion	—	376
DEFERRED REVENUE	7,005	7,312
OTHER LIABILITIES	900	319

Total liabilities	217,680	217,635

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	979	817
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 21,814,418 and 21,765,985 shares issued in 2004 and 2003, respectively, and 21,795,734 and 21,747,301 outstanding in 2004 and 2003, respectively	2	2
Treasury stock	(180)	(180)
Additional paid-in capital	14,155	13,942
Retained earnings	36,717	46,920

Total stockholders’ equity	50,694	60,684

Total liabilities and stockholders’ equity	$269,353	$279,136

See accompanying notes to consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
SERVICE FEE REVENUE	$64,669	$61,508	$199,224	$183,913
COSTS OF OPERATIONS:
Cost of services	40,819	37,863	123,111	112,489
Equipment lease	4,576	4,318	14,005	13,030
Provision for doubtful accounts	5,462	5,272	16,637	15,730
Depreciation and amortization	5,914	6,418	18,905	19,450

Gross profit	7,898	7,637	26,566	23,214

SEVERANCE AND OTHER RELATED COSTS	405	—	405	1,280
CORPORATE GENERAL AND ADMINISTRATIVE	5,179	3,560	13,075	10,576
IMPAIRMENT OF GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS	7,612	—	19,317	—
GAIN ON SALE OF OPERATIONS	—	—	(4,669)	—
INTEREST EXPENSE, NET	4,214	4,389	12,858	13,510

LOSS BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES, MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES, INCOME TAXES AND DISCONTINUED OPERATIONS	(9,512)	(312)	(14,420)	(2,152)

Equity In Earnings of Unconsolidated Affiliates	983	647	2,336	3,159

Minority Interests In Income of Consolidated Subsidiaries	(195)	(200)	(639)	(730)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(8,724)	135	(12,723)	277

Income Tax Expense (Benefit)	(3,428)	54	(5,308)	111

INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,296)	81	(7,415)	166

Discontinued Operations:
Loss from discontinued operations before income taxes	(150)	(1,211)	(4,646)	(8,577)
Income tax benefit	(60)	(484)	(1,858)	(3,431)

Loss from discontinued operations	(90)	(727)	(2,788)	(5,146)

NET LOSS	$(5,386)	$(646)	$(10,203)	$(4,980)

INCOME (LOSS) PER COMMON SHARE
Income (loss) from continuing operations—basic	$(0.24)	$0.00	$(0.34)	$0.01
Income (loss) from discontinued operations—basic	(0.01)	(0.03)	(0.13)	(0.24)

Net income (loss)—basic	$(0.25)	$(0.03)	$(0.47)	$(0.23)

Income (loss) from continuing operations—diluted	$(0.24)	$0.00	$(0.34)	$0.01
Income (loss) from discontinued operations—diluted	(0.01)	(0.03)	(0.13)	(0.24)

Net income (loss)—diluted	$(0.25)	$(0.03)	$(0.47)	$(0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	21,805,607	21,741,317	21,780,557	21,710,702
Diluted	21,805,607	22,223,909	21,780,557	21,906,781

See accompanying notes to unaudited consolidated financial statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,203)	$(4,980)

Adjustments to reconcile net loss to net cash provided by operating activities including discontinued operations:
Minority interests in income of consolidated subsidiaries	639	730
Equity in earnings of unconsolidated affiliates	(2,336)	(3,159)
Depreciation and amortization	19,268	20,682
Impairment of goodwill, intangible and long-lived assets	24,205	7,400
Gains on sales of operations, net	(5,300)	—
Deferred revenue	(307)	(307)
Changes in operating assets and liabilities
Accounts receivable, net	3,136	6,689
Other assets	1,299	(511)
Accounts payable and accrued expenses	(3,986)	(3,950)

Net cash provided by operating activities	26,415	22,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(4,820)	—
Purchases of property and equipment	(18,097)	(15,284)
Net cash received on sales of operations	13,743	—
Contributions to joint ventures	—	(620)
Distributions from joint ventures	1,114	2,941
Repayments from (advances to) unconsolidated affiliates, net	673	(1,144)
Other investments	(109)	—

Net cash used in investing activities	(7,496)	(14,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations, primarily capital leases	(1,606)	(3,176)
Retirement of senior debt	(1,730)	—
Other items	183	253

Net cash used in financing activities	(3,153)	(2,923)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,766	5,564
CASH AND CASH EQUIVALENTS, beginning of period	36,766	19,153

CASH AND CASH EQUIVALENTS, end of period	$52,532	$24,717

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$8,873	$9,552
Income taxes paid, net of refunds received	$2,747	$806

See accompanying notes to unaudited consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

Note 1. Basis of Presentation

Radiologix, Inc. (together with its subsidiaries, “Radiologix” or the “Company”), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. This quarterly report for Radiologix supplements our annual report to security holders on Form 10-K, as amended, for the fiscal year ended December 31, 2003. As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in the annual report on Form 10-K. Accordingly, these consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and are of a normal recurring nature, other than those adjustments related to impairments, discontinued operations, the sales of operations and severance and other related costs, which adjustments are discussed separately in the notes below. Interim results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year. Variability may be due to changes in modality mix and the volume of procedures performed, physician referral and vacation patterns, the impact of hospital and physician-affiliated imaging centers that compete in our operating markets, the timing and negotiation of managed care and service contracts, the availability of technologists and other personnel resources, and trends in receivable collectibility, including the ability of payors to convert to HIPAA electronic payment standards. For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes included in our annual report to security holders on Form 10-K, as amended, for the year ended December 31, 2003.

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

We have reclassified certain previously reported amounts, including (1) our results of operations to a “gross profit” presentation and (2) balances and results of operations related to subsequently discontinued operations to conform to the current period presentation. These reclassifications have no impact on total assets, liabilities, stockholders’ equity, net income (loss), or cash flows.

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

Note 2. Impairment of Goodwill, Intangible and Long-Lived Assets

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

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requires impairment losses to be recognized for long-lived assets through operations when indicators of impairment exist and the underlying cash flows are not sufficient to support the assets’ carrying value. In addition, SFAS No. 144 requires that a long-lived asset (disposal group) to be sold that meets certain recognition criteria be classified as “held for sale” and measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also requires that a long-lived asset subject to closure (abandonment) before the end of its previously estimated useful life continue to be classified as “held and used” until disposal, with depreciation estimates revised to reflect the use of the asset over its shortened useful life.

In addition to continually assessing the financial viability of our imaging centers, management also evaluates the businesses surrounding our relationships with radiologists and radiology practice groups that have reading privileges at our facilities. These businesses may include Radiologix imaging centers and/or professional reading agreements involving another entity’s inpatient or outpatient imaging centers.

In most cases, individual radiologists and radiology practice groups serve in our facilities pursuant to medical services agreements entered into when Radiologix acquired the practice group’s assets. The value of these arrangements is recorded as intangible assets when acquired. Although the agreements may extend for longer periods, the value of the intangible assets is amortized over 25 years based on SEC guidance.

During the third quarter of 2004, management determined that the ability of one of the radiology groups to perform in accordance with a medical services agreement administered by one of our Mid-Atlantic subsidiaries had diminished significantly. With several owned imaging centers covered by the medical services agreement operating at financial losses, deteriorating financial conditions at hospitals involving professional reading arrangements, and the resignation from the practice of two physician leaders, management concluded that the value of our intangible asset had become significantly impaired.

Radiologix and the radiology group have agreed to terminate the medical services agreement. The Company has decided to dispose of three unprofitable imaging centers and to transfer the professional reading responsibility for certain other centers to another radiology group that operates under a medical services agreement with us. We also are in the process of determining the best disposition of professional reading arrangements at certain hospitals.

Based on our assessment and the actions that we have undertaken, the Company recorded impairment charges of: $6.5 million to write off the unamortized portion of intangible assets related to this group’s medical services agreement, and $800,000 to write off long-lived assets related to the centers planned for disposition.

Continuing operations include revenue and pretax income (loss) for the three centers planned for disposition as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Service fee revenue	$871	$1,000	$2,715	$2,790

Pretax income (loss)	$(669)	$324	$(552)	$629

In June 2004, after performing an extensive assessment of our Questar imaging center portfolio, management concluded that certain centers were not strategic to our future plans and would be unable to meet and sustain our profitability requirements going forward. That assessment considered: location, contracting leverage, expected capital requirements, the single modality nature of most of these centers, current operating trends, and the sale of our most profitable Questar center on June 21, 2004. Plans for disposition were enacted before June 30, 2004, with five centers reclassified to discontinued operations. Two other Questar centers were scheduled for closure of which one was closed in July 2004 and one is scheduled for sale in the fourth quarter of 2004.

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

To assist us in that reassessment, we engaged an independent valuation firm to estimate the fair value of our combined Questar sites that currently remain in continuing operations as of June 30, 2004. The valuation performed by this firm was based on a blending of: (1) discounted cash flows and an exit multiple for the business, (2) a market approach using public company information, discounted to reflect the nature of the Questar operations, and (3) individual transactions experienced by Radiologix and similar companies in recent months. At management’s recommendation, the valuation firm applied a high (70%) weighting factor to the valuation derived under the individual transaction method described in (3) above.

Based on the independent valuation, Radiologix recognized an impairment charge to continuing operations of $8.7 million in the three months ended June 30, 2004 to reduce the Questar goodwill carrying value to estimated fair value. This charge is in addition to the $5.5 million charge we recorded in the first quarter of 2004 related to Questar in connection with our annual assessment of goodwill. The first quarter valuation included the operating results of our most profitable Questar center and also gave equal weighting factors to an income and market approach. The balance of goodwill, which relates entirely to Questar, is approximately $3.7 million at September 30, 2004.

The Company regularly considers whether events or circumstances may affect either the fair value of recorded intangible assets or their associated useful lives. At September 30, 2004, the combined operations of our remaining Questar centers are generating positive cash flow; and the Company does not believe there are any additional indicators that the carrying values or the useful lives of these assets need to be adjusted. However, in the event we decide to dispose of any remaining Questar centers, additional charges may result depending on cash flow and market conditions at the time of disposal.

The components of our impairment charges are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Continuing Operations:

Impairment of goodwill and intangible assets	$6,556	$—	$20,756	$—
Reclassification of goodwill impairment	—	—	(2,771)	—

	6,556	—	17,985	—
Impairment of long-lived assets	1,056	—	1,510	—
Reclassification of long-lived assets impairment	—	—	(178)	—

	$7,612	$—	$19,317	$—

Discontinued Operations:

Impairment of goodwill and intangible assets	$—	$500	$1,759	$7,400
Reclassification of goodwill impairment	—	—	2,771	—

	—	500	4,530	7,400
Impairment of long-lived assets	17	—	180	—
Reclassification of long-lived assets impairment	—	—	178	—

	$17	$500	$4,888	$7,400

These impairment charges are currently not deductible for income tax purposes. Consequently, we have significant noncurrent deferred tax assets at September 30, 2004. Management believes that the realization of these deferred tax assets is more likely than not based on fiscal 2003 taxable income, projected future taxable income and potential tax strategies we may employ in the future.

In the third quarter of 2004, we also recorded $315,000 for lease termination costs related to diagnostic equipment no longer in use; $200,000 to write-off software costs associated with canceling a software contract and $295,000 for a litigation settlement with a physician related to our Southeastern operations. For the nine months ended September 30, 2003, we recorded a $500,000 charge for regulatory matters.

Note 3. Discontinued Operations

We are in discussions to sell our 80% joint venture interest in our Questar Tampa operations, including accounts receivable, to our venture partner. The discussions are subject to normal due diligence and other customary considerations and a final agreement is expected to close in the fourth quarter of 2004 at which time these operations will be reclassified to discontinued operations.

In August 2004, we sold three Questar centers previously placed in discontinued operations for an aggregate $959,000 and recognized a net loss of $50,000 on these sales which loss is included in discontinued operations.

In June 2004, management concluded that five Questar centers would be designated as discontinued operations and two other centers would be closed. We also sold one center for $3.1 million in cash and recognized a gain on this sale of $682,000 ($0.03 per dilutive share), which gain is included in discontinued operations.

The results of operations of imaging centers in discontinued operations are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Service fee revenue	$1,684	$4,398	$7,791	$13,875

Pre-tax loss from discontinued operations	(150)	(1,211)	(4,646)	(8,577)
Income tax benefit	(60)	(484)	(1,858)	(3,431)

Net loss from discontinued operations	$(90)	$(727)	$(2,788)	$(5,146)

Assets and liabilities of discontinued operations as of September 30, 2004 and 2003 were as follows (in thousands):

	2004	2003
Assets	$3,859	$15,536
Liabilities	794	3,697

Net assets of discontinued operations	$3,065	$11,839

Long-lived assets classified as assets held for sale in the accompanying balance sheets are included in the assets above. The remainder of the above Assets and Liabilities will remain with Radiologix at disposition.

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

Results of operations for the San Antonio operations were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Service fee revenue	$(238)	$3,777	$5,882	$11,603

Cost of services	496	1,319	3,443	4,875
Equipment lease	—	4	5	11
Provision for doubtful accounts	207	567	1,171	1,694
Depreciation and amortization	—	356	510	1,069

Gross profit (loss)	(941)	1,531	753	3,954
Other net	—	341	130	232

Pre-tax income (loss) from operations	(941)	1,190	623	3,722
Income tax expense (benefit)	(320)	404	212	1,265

Net income (loss) from operations	$(621)	$786	$411	$2,457

The net loss from operations for the three months ended September 30, 2004 resulted primarily from costs associated with outsourcing the billing and collection function and from weaker than expected collection performance on accounts receivable assumed in the sale of these operations.

Note 5. Severance and Other Related Costs

Effective September 20, 2004 our chief executive officer resigned his positions as CEO, President and director of the Company. The Board of Directors is currently directing a search for a successor CEO. Severance and other related costs aggregated $405,000 in September 2004 related to this matter. For the nine months ended September 30, 2003, we recognized $1.3 million in connection with severance and other related costs for changes in the Company’s senior management team.

Note 6. Revenue Recognition

Service fee revenue is comprised of billed charges for both the technical and professional components of service, reduced by estimated contractual adjustments and by amounts retained by contracted radiology practice groups under the medical service agreements. Revenue is recognized when services are rendered by contracted radiology practice groups the imaging centers, or both. Provision for doubtful accounts related to established charges is reflected as an operating expense rather than a reduction of revenue. Contractual adjustments and provision for doubtful accounts are estimated based on historical collection experience as adjusted for increases or decreases in allowances for doubtful accounts as determined by our accounts receivable aging model. Because Radiologix has no financial controlling interest in the radiology practice groups, as defined in Emerging Issues Task Force Issue 97-2 (“EITF 97-2”), the Company does not consolidate the financial statements of those practices in its consolidated financial statements.

The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of operations had Radiologix met the provisions of EITF 97-2 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue for contracted radiology practices and diagnostic imaging centers, net of contractual adjustments	$89,133	$86,806	$276,175	$257,925
Less: amounts retained by contracted radiology practices	(24,464)	(25,298)	(76,951)	(74,012)

Service fee revenue	$64,669	$61,508	$199,224	$183,913

The Company’s service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams: (1) a negotiated percentage of the professional revenues, reduced by certain expenses, as defined in the service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, Radiologix has negotiated a base service fee, which approximates the estimated fair market value of the services provided under the service agreements and which is renegotiated each year. Service fee revenue is comprised of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Professional component	$10,349	$11,957	$34,554	$35,196
Technical component	54,320	49,551	164,670	148,717

Service fee revenue	$64,669	$61,508	$199,224	$183,913

Note 7. Long-Term Debt

Senior Notes

The Company’s $158.3 million in senior notes due December 15, 2008, bear interest at 10.5% payable semiannually in arrears on June 15 and December 15. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued interest to the date of redemption. These notes are unsecured obligations, which rank senior in right of payment to all subordinated indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries. In the 2004 second quarter, the Company retired $1.73 million of these senior notes at a price equal to 103.25% of face value.

Convertible Junior Subordinated Note

The Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or in-kind securities, at an annual rate of 8.0%. The note holder may convert borrowings under the note to common stock at $7.52 per share.

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

In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying September 30, 2004 balance sheet includes $4.8 million of restricted cash under this provision.

The Master Lease Agreement also contains certain covenants related to financial leverage, fixed charge coverage, and total indebtedness to GE. Failure to comply with these covenants would restrict our ability to lease additional equipment under the Master Lease Agreement until the covenants are met. At September 30, 2004, Radiologix was in compliance with these covenants.

At September 30, 2004 applicable amounts outstanding under the Master Lease Agreement totaled $24.5 million; and $35.5 million remained available for future leases. Commitments for leases signed but not placed in service under the Master Lease Agreement were $4.8 million at September 30, 2004.

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

At September 30, 2004, applicable amounts considered outstanding under the revolving credit facility totaled $750,000 related to a letter of credit in connection with our high retention workers’ compensation program; and $34.2 million, subject to eligible accounts receivable, remained available for borrowings.

Note 8. Variable Interest Entities

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

We adopted the provisions of FIN 46 as of March 31, 2004. We have reviewed the Company’s non-consolidated joint ventures under the provision and have determined that none of the joint ventures meets the definition of a variable interest entity at September 30, 2004.

Note 9. Stock-Based Awards

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

During the nine months ended September 30, 2004, the Company granted 610,000 options to purchase the Company’s common stock, primarily as employment inducements for key executives. Of these options, 410,000 vest over a five-year period, and 200,000 vest in specified increments, based on the performance (at stock prices ranging from $5.00 to $17.50 per share) of the Company’s common stock for consecutive 20-day periods applicable to the increment. None of these options has vested to date.

The summary below presents the pro-forma financial results that would have been reported if the Company had applied the provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (dollars are presented in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(5,386)	$(646)	$(10,203)	$(4,980)
Total stock-based compensation expensed in net loss, net of related tax effects	24	—	32	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	77	(236)	(700)	(1,290)

Pro forma net loss	$(5,285)	$(882)	$(10,871)	$(6,270)

Income (loss) per common share:
Basic—as reported	$(0.25)	$(0.03)	$(0.47)	$(0.23)
Basic—pro forma	$(0.24)	$(0.04)	$(0.50)	$(0.29)

Loss per share:
Diluted—as reported	$(0.25)	$(0.03)	$(0.47)	$(0.23)
Diluted—pro forma	$(0.24)	$(0.04)	$(0.50)	$(0.29)

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants at September 30, 2004 and 2003, respectively: risk-free interest rate of 4.13% and 4.27%; expected life of 5.4 and 7.5 years; expected volatility of 54.2% and 67.5%; and dividend yield of zero. The weighted-average grant-date fair value of new grants during the nine months ended September 30, 2004 and 2003 was $2.22 per share and $2.56 per share, respectively. The stock-based compensation expense determined under fair value based method presented on a pro forma basis includes an adjustment during the three months ended September 30, 2004 to reverse expenses related to certain variable options that were cancelled. As permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), the Company originally reported an expense for the total estimated amount for these options on a pro forma basis in the period the options were granted.

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

Note 10. Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding increased during the nine months ended September 30, 2004 and 2003 primarily due to the exercise of stock options. Stock options exercised were 48,433 and 66,666, respectively.

Diluted EPS includes options, warrants, and other potentially dilutive securities, using the treasury stock method for options and warrants to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible junior subordinated note using the “if converted” method to the extent these securities are not anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares for basic earnings per share	21,805,607	21,741,317	21,780,557	21,710,702
Effect of dilutive stock options	—	482,592	—	196,079
Effect of dilutive convertible junior subordinated note	—	—	—	—

Weighted average shares for diluted earnings per share	21,805,607	22,223,909	21,780,557	21,906,781

Tax-effected interest savings related to convertible junior subordinated note	$—	$—	$—	$—

For the three months ended September 30, 2004 and 2003, approximately $144,000 and $145,000, respectively, of tax-effected interest and 1,593,040 of weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive. Also, for the three months ended September 30, 2004, 530,677 shares related to stock options were not included in the computation of dilutive EPS because to do so would be anti-dilutive. For the three months ended September 30, 2003, 482,592 shares related to stock options were included in the computation of dilutive EPS.

For the nine months ended September 30, 2004 and 2003, approximately $431,000 and $435,000, respectively, of tax-effected interest and 1,593,040 of weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive. Also, for the nine months ended September 30, 2004, 495,600 shares related to stock options were not included in the computation of dilutive EPS because to do so would be anti-dilutive. For the nine months ended September 30, 2003 196,079 shares related to stock options were included in the computation of dilutive EPS.

Note 11. Segment Reporting

The Company’s primary operations consist of owning and operating diagnostic imaging centers and providing administrative, management and information services to the contracted radiology practice groups that provide professional interpretation and supervision services in connection with the Company’s diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures.

The Company previously reported its primary operations through four reportable segments comprised of four designated regions of the United States of America. As a result of an assessment of these operations, including how resources are allocated by members of our senior management team (the “chief operating decision maker” function), and because the four designated regions have: (1) substantially all resources allocated to them, (2) similar economic characteristics, (3) similar operations and (4) similar regulatory environments, we have aggregated them into a single reportable operating segment.

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

The following table summarizes the operating results, including continuing and discontinued operations, and assets of the primary and Questar operations (in thousands):

	For the Nine Months Ended September 30, 2004
	Primary Operations	Questar	Total
Service fee revenue	$190,010	9,214	$199,224
Total costs and expenses	$166,114	20,218	$186,332

Income (loss) before equity in earnings of investments and minority interests in consolidated subsidiaries, income taxes and discontinued operations	$23,896	(11,004)	$12,892
Equity in earnings of investments	$2,336	—	$2,336
Minority interests in income of consolidated subsidiaries	$(639)	—	$(639)

Income (loss) before income taxes from continuing operations	$25,593	(11,004)	$14,589
Loss before income taxes from discontinued operations	$(553)	(4,093)	$(4,646)

Income (loss) before income taxes	$25,040	(15,097)	$9,943
Assets	$124,960	11,032	$135,992
Purchases of property and equipment	$15,800	989	$16,789

	For the Nine Months Ended September 30, 2003
	Primary Operations	Questar	Total
Service fee revenue	$174,474	9,439	$183,913
Total costs and expenses	$150,602	9,269	$159,871

Income before equity in earnings of investments and minority interests in consolidated subsidiaries, income taxes and discontinued operations	$23,872	170	$24,042
Equity in earnings of investments	$3,159	—	$3,159
Minority interests in income of consolidated subsidiaries	$(689)	(41)	$(730)

Income before income taxes from continuing operations	$26,342	129	$26,471
Loss before income taxes from discontinued operations	$(255)	(8,322)	$(8,577)

Income (loss) before income taxes	$26,087	(8,193)	$17,894
Assets	$154,463	39,047	$193,510
Purchases of property and equipment	$12,586	2,421	$15,007

The following is a reconciliation of segment income before income taxes to consolidated loss before income taxes (including continuing and discontinued operations) and purchases of property and equipment by the Company’s reportable segments for the nine months ended September 30, 2004 and 2003 (in thousands):

	For the Nine Months Ended September 30,
	2004	2003
Segment income before income taxes	$9,943	$17,894
Unallocated amounts:
Corporate general and administrative	(13,075)	(10,576)
Corporate severance and other related costs	(405)	(1,027)
Corporate depreciation and amortization	(4,442)	(4,646)
Corporate interest expense	(9,390)	(9,945)

Consolidated loss before income taxes, continuing and discontinued operations	$(17,369)	$(8,300)

	2004	2003
Purchases of property and equipment
Segment amounts	$16,789	$15,007
Corporate amount	1,308	277

Total purchases of property and equipment	$18,097	$15,284

Note 12. Supplemental Guarantor Information

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

Condensed consolidating financial statements for the Company and its subsidiaries including Radiologix only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

September 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$49,579	$(633)	$3,586	$—	$52,532
Accounts receivable, net	—	54,754	1,642	—	56,396
Other current assets	4,948	14,729	(4,518)	—	15,159

Total current assets	54,527	68,850	710	—	124,087
Property and equipment, net	3,011	52,481	2,184	—	57,676
Investment in subsidiaries	156,792	—	—	(156,792)	—
Goodwill and intangible assets, net	—	60,425	1,441	—	61,866
Other assets	16,840	9,493	(609)	—	25,724

	$231,170	$191,249	$3,726	$(156,792)	$269,353

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$14,306	$23,407	$805	$—	$38,518
Current portion of long-term debt	(80)	(43)	437	—	314
Other current liabilities	(113)	806	—	—	693

Total current liabilities	14,113	24,170	1,242	—	39,525
Long-term debt, net of current portion	169,837	—	413	—	170,250
Other noncurrent liabilities	(3,474)	19,298	(7,919)	—	7,905
Minority interests in consolidated subsidiaries	—	—	979	—	979
Stockholders’ equity	50,694	147,781	9,011	(156,792)	50,694

	$231,170	$191,249	$3,726	$(156,792)	$269,353

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$31,625	$3,856	$1,285	$—	$36,766
Accounts receivable, net	—	55,246	3,500	—	58,746
Other current assets	1,034	19,587	(8,695)	—	11,926

Total current assets	32,659	78,689	(3,910)	—	107,438
Property and equipment, net	2,587	57,465	2,603	—	62,655
Investment in subsidiaries	152,103	—	—	(152,103)	—
Goodwill and intangible assets, net	—	80,139	7,888	—	88,027
Other assets	12,227	8,962	(173)	—	21,016

	$199,576	$225,255	$6,408	$(152,103)	$279,136

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$6,612	$23,502	$1,093	$—	$31,207
Current portion of long-term debt	45	1,145	509	—	1,699
Other current liabilities	—	482	—	—	482

Total current liabilities	6,657	25,129	1,602	—	33,388
Long-term debt, net of current portion	171,506	168	682	—	172,356
Other noncurrent liabilities	(39,271)	58,163	(7,001)	—	11,891
Minority interests in consolidated subsidiaries	—	—	817	—	817
Stockholders’ equity	60,684	141,795	10,308	(152,103)	60,684

	$199,576	$225,255	$6,408	$(152,103)	$279,136

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$60,710	$3,959	$—	$64,669
Costs of operations:
Cost of services	—	38,336	2,483	—	40,819
Equipment lease	—	4,410	166	—	4,576
Provision for doubtful accounts	—	5,241	221	—	5,462
Depreciation and amortization	650	5,114	150	—	5,914

Gross profit	(650)	7,609	939	—	7,898

Severance and other related costs	405	—	—	—	405
Corporate operating expenses	5,179	—	—	—	5,179
Impairment of goodwill, intangible and long-lived assets	—	7,612	—	—	7,612
Interest expense, net	3,072	1,116	26	—	4,214

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(9,306)	(1,119)	913	—	(9,512)
Equity in earnings of unconsolidated affiliates	—	983	—	—	983
Minority interests in income of consolidated subsidiaries	—	—	(195)	—	(195)

Income (loss) before taxes and discontinued operations	(9,306)	(136)	718	—	(8,724)
Income tax expense (benefit)	(3,722)	7	287	—	(3,428)

Income (loss) from continuing operations	(5,584)	(143)	431	—	(5,296)

Discontinued operations:
Loss from discontinued operations	—	(150)	—	—	(150)
Income tax benefit	—	(60)	—	—	(60)

Loss from discontinued operations	—	(90)	—	—	(90)

Net income (loss)	$(5,584)	$(233)	$431	$—	$(5,386)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Nine Months Ended September 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$186,443	$12,781	$—	$199,224
Costs of operations:
Cost of services	—	115,217	7,894	—	123,111
Equipment lease	—	13,490	515	—	14,005
Provision for doubtful accounts	—	15,797	840	—	16,637
Depreciation and amortization	1,949	16,389	567	—	18,905

Gross profit	(1,949)	25,550	2,965	—	26,566

Severance and other related costs	405	—	—	—	405
Corporate operating expenses	13,075	—	—	—	13,075
Impairment of goodwill, intangible and long-lived assets	—	15,634	3,683	—	19,317
Gain on sale of operations	—	(4,669)	—	—	(4,669)
Interest expense, net	9,390	3,375	93	—	12,858

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(24,819)	11,210	(811)	—	(14,420)
Equity in earnings of unconsolidated affiliates	—	2,336	—	—	2,336
Minority interests in income of consolidated subsidiaries	—	—	(639)	—	(639)

Income (loss) before taxes and discontinued operations	(24,819)	13,546	(1,450)	—	(12,723)
Income tax expense (benefit)	(9,927)	5,199	(580)	—	(5,308)

Income (loss) from continuing operations	(14,892)	8,347	(870)	—	(7,415)

Discontinued operations:
Loss from discontinued operations	—	(4,646)	—	—	(4,646)
Income tax benefit	—	(1,858)	—	—	(1,858)

Loss from discontinued operations	—	(2,788)	—	—	(2,788)

Net income (loss)	$(14,892)	$5,559	$(870)	$—	$(10,203)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$57,130	$4,378	$—	$61,508
Costs of operations:
Cost of services	—	35,109	2,754	—	37,863
Equipment lease	—	4,000	318	—	4,318
Provision for doubtful accounts	—	4,947	325	—	5,272
Depreciation and amortization	642	5,560	216	—	6,418

Gross profit	(642)	7,514	765	—	7,637

Corporate operating expenses	3,560	—	—	—	3,560
Interest expense, net	3,270	1,073	46	—	4,389

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(7,472)	6,441	719	—	(312)
Equity in earnings of unconsolidated affiliates	—	647	—	—	647
Minority interests in income of consolidated subsidiaries	—	—	(200)	—	(200)

Income (loss) before taxes and discontinued operations	(7,472)	7,088	519	—	135
Income tax expense (benefit)	(2,989)	2,835	208	—	54

Income (loss) from continuing operations	(4,483)	4,253	311	—	81

Discontinued operations:
Loss from discontinued operations	—	(1,211)	—	—	(1,211)
Income tax benefit	—	(484)	—	—	(484)

Loss from discontinued operations	—	(727)	—	—	(727)

Net income (loss)	$(4,483)	$3,526	$311	$—	$(646)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Nine Months Ended September 30, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	—	$170,304	$13,609	$—	$183,913
Costs of operations:
Cost of services	—	104,303	8,186	—	112,489
Equipment lease	—	12,074	956	—	13,030
Provision for doubtful accounts	—	14,736	994	—	15,730
Depreciation and amortization	2,129	16,663	658	—	19,450

Gross profit	(2,129)	22,528	2,815	—	23,214

Severance and other related costs	1,027	253	—	—	1,280
Corporate operating expenses	10,576	—	—	—	10,576
Interest expense, net	9,945	3,440	125	—	13,510

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(23,677)	18,835	2,690	—	(2,152)
Equity in earnings of unconsolidated affiliates	—	3,159	—	—	3,159
Minority interests in income of consolidated subsidiaries	—	—	(730)	—	(730)

Income (loss) before taxes and discontinued operations	(23,677)	21,994	1,960	—	277
Income tax expense (benefit)	(9,471)	8,798	784	—	111

Income (loss) from continuing operations	(14,206)	13,196	1,176	—	166

Discontinued operations:
Loss from discontinued operations	—	(8,577)	—	—	(8,577)
Income tax benefit	—	(3,431)	—	—	(3,431)

Loss from discontinued operations	—	(5,146)	—	—	(5,146)

Net income (loss)	$(14,206)	$8,050	$1,176	$—	$(4,980)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(17,331)	$42,320	$1,426	$—	$26,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(4,820)	—	—	—	(4,820)
Purchases of property and equipment	956	(21,658)	2,605	—	(18,097)
Net cash received on sales of operations	—	13,743	—	—	13,743
Distributions from joint ventures	—	1,114	—	—	1,114
Repayments from (advances to) unconsolidated affiliates, net	673	—	—	—	673
Other investments	—	(79)	(30)	—	(109)

Net cash provided by (used in) investing activities	(3,191)	(6,880)	2,575	—	(7,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, primarily capital leases	—	(1,265)	(341)	—	(1,606)
Retirement of senior debt	(1,730)	—	—	—	(1,730)
Due to/from parent/subsidiaries	40,206	(38,847)	(1,359)	—	—
Other items	—	183	—	—	183

Net cash provided by (used in) financing activities	38,476	(39,929)	(1,700)	—	(3,153)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,954	(4,489)	2,301	—	15,766
CASH AND CASH EQUIVALENTS, beginning of period	31,625	3,856	1,285	—	36,766

CASH AND CASH EQUIVALENTS, end of period	$49,579	$(633)	$3,586	$—	$52,532

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(13,166)	$26,884	$8,876	$—	$22,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,767)	(6,065)	(7,452)	—	(15,284)
Distributions from joint ventures, net of contributions	—	2,321	—	—	2,321
Advances to unconsolidated affiliates, net of repayments	(1,144)	—	—	—	(1,144)

Net cash used in investing activities	(2,911)	(3,744)	(7,452)	—	(14,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, primarily capital leases	(9)	(2,665)	(502)	—	(3,176)
Due to/from parent/subsidiaries	21,289	(18,536)	(2,753)	—	—
Other items	254	(16)	15	—	253

Net cash provided by (used in) financing activities	21,534	(21,217)	(3,240)	—	(2,923)

NET DECREASE IN CASH AND CASH EQUIVALENTS	5,457	1,923	(1,816)	—	5,564
CASH AND CASH EQUIVALENTS, beginning of period	15,775	(381)	3,759	—	19,153

CASH AND CASH EQUIVALENTS, end of period	$21,232	$1,542	$1,943	$—	$24,717

RADIOLOGIX, INC. AND SUBSIDIARIES

Note 13. Subsequent Event

On October 29, 2004, we entered into a definitive agreement to purchase, for $15.5 million, diagnostic imaging equipment and an equipment financing right that was granted prior to the formation of Radiologix. Radiologix will also assume responsibility for certain equipment leases. This primarily cash purchase will be effective on October 31, 2004 and will close on or before November 30, 2004.

Under this financing right, the seller has a perpetual right to finance certain types of equipment on behalf of Radiologix and to charge the Company usage-based rent on these pieces of equipment.

Service fee revenue would not be affected as a result of this purchase. However, field rent and equipment lease expense would be reduced. As this acquisition would eliminate expenses that previously varied based on volume, Radiologix would realize incremental savings in field rent and equipment lease expense as volume increases. If this transaction had occurred on January 1, 2004, we estimate that pretax income for the nine months ended September 30, 2004 would have increased by $1.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), PET/CT, nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the nine months ended September 30, 2004, we derived 83% of our service fee revenue from the ownership, management and operation of our imaging center network and 17% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of September 30, 2004, we owned, operated or maintained an ownership interest in imaging equipment at 88 locations. As of September 30, 2004, our imaging centers were located in 13 states, including markets in California, Florida, Kansas, Maryland and New York. In October 2004, we initiated plans to transfer or dispose of various centers operated by one of our Mid-Atlantic subsidiaries pursuant to a medical services agreement we have with a radiology group. Effective April 30, 2004, we sold our operations in San Antonio, Texas to Vanguard Health Systems, Inc.

We focus on providing quality patient care and service to ensure patient and referring physician satisfaction. We develop comprehensive radiology networks by investing in technologically advanced imaging equipment, and in high quality service. Our consolidation of diagnostic imaging centers in certain markets improves response time, increases overall patient accessibility, permits us to standardize procedures and aids us in developing best practices. We seek the input and participation of the contracted radiology practice groups to which we provide administrative, management and information services to improve productivity and the quality of services. By focusing on further improving and standardizing the operations of our diagnostic imaging centers, we believe that we can increase patient and referring physician satisfaction, reduce our costs and increase utilization at our diagnostic imaging centers.

We contract with radiology practice groups to provide professional services, including the supervision and interpretation of imaging procedures performed in our centers. We do not engage in the practice of medicine nor do we employ physicians. The contracted radiology practices maintain full control over the provision of professional radiological services. We believe the contracted radiology practice groups generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of past growth and potential for future growth; and a willingness to continually improve the delivery of diagnostic imaging services.

Service fee revenue is comprised of billed charges for both the technical and professional components of service, reduced by estimated contractual adjustments and by amounts retained by contracted radiology practice groups for their professional services, as outlined in our medical service agreements. Revenue is recognized when services are rendered by contracted radiology practices, the imaging centers, or both. The provision for doubtful accounts related to established charges is reflected as an operating expense rather than a reduction of revenue. Contractual adjustments and provision for doubtful accounts are estimated based on historical collection experience, including payor mix, managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, changes in estimates are made in the appropriate period.

The Company’s service fee revenue is dependent upon the operating results of the contracted radiology practice groups and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practice groups are derived from two distinct revenue streams: (1) a negotiated percentage of the professional revenues, reduced by certain expenses, as defined in the medical service agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which approximates the estimated fair market value of the services provided under the service agreements and which is renegotiated each year.

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

Results of Operations

Our primary operations are in the Mid-Atlantic, Northeastern, Southeastern and Western areas of the United States. We completed the sale of our San Antonio, Texas operations effective April 30, 2004. We also operate primarily single modality imaging centers through our subsidiary, Questar. Our primary operations consist of owning and operating diagnostic imaging centers and providing administrative, management, information, and other services to certain contracted radiology practice groups. These contracted radiology practice groups provide professional interpretation and supervision services to our diagnostic imaging centers and to hospitals and joint ventures in which we participate. Our services are designed to leverage our existing infrastructure and improve radiology practice groups or joint venture profitability, efficiency and effectiveness. Because of different characteristics from our primary operations, including location, market concentration, contracting leverage, capital requirements, the single modality nature of most of the centers and the structure of the management service agreements with physicians related to the Company’s Questar operations, senior management makes resource allocation decisions separately for Questar and its primary operations.

As of September 30, 2004, we believe we have positioned our imaging center portfolio in a manner that allows us to more judiciously allocate resources and more effectively manage operations.

On October 29, 2004, we entered into a definitive agreement to purchase, for $15.5 million, diagnostic imaging equipment and an equipment financing right that was granted prior to the formation of Radiologix. Radiologix will also assume responsibility for certain equipment leases. This primarily cash purchase will be effective on October 31, 2004 and will close on or before November 30, 2004.

Under this financing right, the seller has a perpetual right to finance certain types of equipment on behalf of Radiologix and to charge the Company usage-based rent on these pieces of equipment.

Service fee revenue would not be affected as a result of this purchase. However, field rent and equipment lease expense would be reduced. As this acquisition would eliminate expenses that previously varied based on volume, Radiologix would realize incremental savings in field rent and equipment lease expense as volume increases. If this transaction had occurred on January 1, 2004, we estimate that pretax income for the nine months ended September 30, 2004 would have increased by $1.1 million.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

In the third quarter of 2004, our operations continued to show improvement, due to volume increases of 0.5% over technical service volumes in the third quarter of 2003 and ongoing improvements in our service mix. This resulted in an increase in service fee revenue of 5.1% over the third quarter of 2003. Effective April 30, 2004, we completed the sale of our San Antonio, Texas operations. For the third quarter ended September 30, 2004, the San Antonio operations generated service fee revenue of $(238,000) primarily due to a change in estimate for revenue and contractual allowance accruals and $941,000 of pre-tax loss primarily due to costs we incurred from outsourcing the accounts receivable billing and collection function and increasing the provision for doubtful accounts. Our results in the third quarter of 2004 compared to the third quarter of 2003, excluding the San Antonio operations, reflected an increase in overall volumes of 2.6% and an increase in service fee revenue of 12.4%. The increase reflects the impact of our organic growth including the addition of new imaging centers and imaging equipment placed into operations since September 30, 2003.

The impact of hurricanes on our Southeastern operations resulted in an estimated $480,000 loss of revenue in the third quarter of 2004 compared to an estimated $394,000 loss of revenue due to the impact of hurricane Isabel on our Mid-Atlantic operations in September 2003.

In addition to continually assessing the financial viability of our imaging centers, management also evaluates the businesses surrounding our relationships with radiologists and radiology practice groups that have reading privileges at our facilities. These businesses may include Radiologix imaging centers and/or professional reading agreements involving another entity’s inpatient or outpatient imaging centers.

In most cases, individual radiologists and radiology practice groups serve in our facilities pursuant to medical services agreements entered into when Radiologix acquired the practice group’s assets. The value of these arrangements is recorded as intangible assets when acquired. Although the agreements may extend for longer periods, the value of the intangible assets is amortized over 25 years based on SEC guidance.

During the third quarter of 2004, management determined that the ability of one of the radiology groups to perform in accordance with a medical services agreement administered by one of our Mid-Atlantic subsidiaries had diminished significantly. With several owned imaging centers covered by the medical services agreement operating at financial losses, deteriorating financial conditions at hospitals involving professional reading arrangements, and the resignation from the practice of two physician leaders, management concluded that the value of our intangible asset had become significantly impaired.

Radiologix and the radiology group agreed to terminate the medical services agreement. The Company has decided to dispose of three unprofitable imaging centers and to transfer the professional reading responsibility for certain other centers to another radiology group that operates under a medical services agreement with us. We also are in the process of determining the best disposition of professional reading arrangements at certain hospitals.

Based on our assessment and the actions that we have undertaken, the Company recorded impairment charges of: $6.5 million to write off the unamortized portion of intangible assets related to this group’s medical services agreement, and $800,000 to write off long-lived assets related to the centers planned for disposition.

Revenues and pretax income (loss), which are reflected in continuing operations for the three centers planned for disposition are as follows (in thousands):

	For the Three Months Ended September 30,
	2004	2003
Service fee revenue	$871	$1,000

Pretax income (loss)	$(669)	$324

We also incurred impairment charges and other costs aggregating $346,000 in the September 2004 third quarter associated with damages from hurricanes impacting our Southeastern operations. We are currently working with our insurance broker to determine what, if any, insurance recoveries we may receive for business interruption and property damage and expect to record insurance recoveries, if any, in future quarters.

In the third quarter of 2004, we recorded $315,000 for lease termination costs related to diagnostic equipment no longer in use; $200,000 to write-off software costs associated with canceling a software contract and $295,000 for a litigation settlement with a physician related to our Southeastern operations.

During the third quarter ended September 30, 2004, our chief executive officer resigned his positions as CEO, President and director of the Company. The Board of Directors is currently directing a search for a successor CEO. Severance and other related costs aggregated $405,000 in September 2004 related to this matter. There were no such severance charges in the third quarter of 2003.

Costs of operations and other expenses, excluding (1) $7.6 million in charges for impairment of intangible and long-lived assets, (2) $315,000 in lease termination costs (3) $405,000 of severance and other related costs, (4) $200,000 in software write-offs, and (5) $295,000 for a litigation settlement are outlined for the three months ended September 30, 2004 and 2003 below:

	2004	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2004	2003
Service fee revenue	$64,669	$61,508	5.1%

Cost of services	40,009	37,863	5.7	61.9	61.6	30
Equipment lease	4,576	4,318	6.0	7.1	7.0	10
Provision for doubtful accounts	5,462	5,272	3.6	8.4	8.6	(20)
Corporate, general and administrative	5,179	3,560	45.5	8.0	5.8	220
Depreciation and amortization	5,914	6,418	(7.9)	9.1	10.4	(130)
Interest expense, net	4,214	4,389	(4.0)	6.5	7.1	(60)

Total operating expense, excluding charges	$65,354	$61,820	5.7%	101.1%	100.5%	60

Comparable results excluding San Antonio operations are presented below:

	2004	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2004	2003
Service fee revenue	$64,907	$57,731	12.4%

Cost of services	39,513	36,544	8.1	60.9	63.3	(240)
Equipment lease	4,576	4,314	6.1	7.1	7.5	(40)
Provision for doubtful accounts	5,255	4,705	11.7	8.1	8.1	—
Corporate, general and administrative	5,179	3,560	45.5	8.0	6.2	180
Depreciation and amortization	5,914	6,062	(2.4)	9.1	10.5	(140)
Interest expense, net	4,214	4,303	(2.1)	6.5	7.5	(100)

Total operating expense, excluding charges	$64,651	$59,488	8.7%	99.6%	103.0%	(340)

The above tables include service fee revenue of $871,000 and $1,000,000 and pre-tax income (loss) of ($669,000) and $324,000 for the three months ended September 30, 2004 and 2003, respectively, related to centers planned for disposition.

Cost of services consists of (1) field salaries and benefits, (2) field supplies, (3) field rent (leasehold) and (4) other field expenses.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the third quarter of 2004 were 33.2% compared to 33.0% in the third quarter of 2003. This increase resulted primarily from (1) higher cost temporary labor required to fill vacant positions (2) technologists on vacation and disability leave and (3) salary market adjustments effective in July 2004 for certain employees at one of our subsidiaries. Field salaries and benefits costs were also impacted by new imaging centers placed into operations since September 30, 2003, internal recruiting costs to fill open positions and internal marketing costs related to new sales program initiatives. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the third quarter of 2004, excluding the San Antonio operations, were 33.0% compared to 33.7% in the third quarter of 2003. Management continues to evaluate our service offerings and patient flows to identify less costly methods of providing high quality patient care and continues to evaluate its back office and support operations for new opportunities to gain economies of scale.

Field supplies as a percentage of service fee revenue from continuing operations for the third quarter of 2004 were 6.4% compared to 7.1% in the third quarter of 2003. This percentage decline was primarily due to the timing of supply purchases, improved control over supply costs and the decrease in nuclear medical volume offset by increased film costs in the third quarter of 2004 compared to the third quarter of 2003.

Field rent and equipment lease expenses increased in the third quarter of 2004 compared to the third quarter of 2003 primarily due to new imaging center sites placed into operations since September 30, 2003 and decisions we made to lease rather than buy certain imaging equipment offset by the impact of lease buyouts.

Other field expenses increased in the third quarter of 2004 compared to the third quarter of 2003 due primarily to system conversion, upgrade and outsourcing costs for our patient accounting systems, service and repair costs on imaging equipment, external recruiting costs and costs related to the impact of hurricanes on our Southeastern operations.

Provision for doubtful accounts as a percentage of service fee revenue decreased in the third quarter of 2004 compared to the third quarter of 2003 due to the effect of improved overall 2004 collections offset by weaker than expected collection performance on receivables owed us for professional services we performed at two Mid-Atlantic hospitals as well as receivables we retained from the sale of our San Antonio operations.

Corporate, general and administrative expense increased in the third quarter of 2004 compared to the third quarter of 2003 due primarily to costs associated with filling vacant executive positions, relocation costs for our former chief executive officer, costs relating to Sarbanes-Oxley Section 404 compliance efforts and increased costs related to our sales, marketing and development departments.

We are in discussions to sell our 80% joint venture interest in our Questar Tampa operations, including accounts receivable, to our venture partner. The discussions are subject to normal due diligence and other customary considerations and a final agreement is expected to close in the fourth quarter of 2004 at which time these operations will be reclassified to discontinued operations.

In August 2004, we sold three Questar centers previously placed in discontinued operations for an aggregate $959,000 and recognized a net loss of $50,000 on these sales which loss is included in discontinued operations.

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

	For the Three Months Ended September 30,
	2004	2003
Service fee revenue	$1,684	$4,398

Pre-tax loss from discontinued operations	(150)	(1,211)
Income tax benefit	(60)	(484)

Net loss from discontinued operations	$(90)	$(727)

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

For the nine months ended September 30, 2004, our operations continued to show improvement, due to volume increases of 4.8% over technical service volumes for the nine months ended September 30, 2003 and ongoing improvements in our service mix. This resulted in an increase in service fee revenue of 8.3% over the nine months ended September 30, 2003. Effective April 30, 2004, we completed the sale of our San Antonio, Texas operations. For the nine months ended September 30, 2004, the San Antonio operations generated service fee revenue of $5.9 million and $623,000 of pre-tax income. Our results for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, excluding the San Antonio operations, reflected an increase in overall volumes of 5.8% and an increase in service fee revenue of 12.2%. The increase reflects the impact of our improved organic growth including the addition of new imaging centers and imaging equipment placed into operations since September 30, 2003.

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

The impact of hurricanes on our Southeastern operations resulted in an estimated $480,000 loss of revenue in September 2004 compared to an estimated $394,000 loss of revenue due to the impact of hurricane Isabel on our Mid-Atlantic operations in September 2003.

In addition to continually assessing the financial viability of our imaging centers, management also evaluates the businesses surrounding our relationships with radiologists and radiology practice groups that have reading privileges at our facilities. These businesses may include Radiologix imaging centers and/or professional reading agreements involving another entity’s inpatient or outpatient imaging centers.

In most cases, individual radiologists and radiology practice groups serve in our facilities pursuant to medical services agreements entered into when Radiologix acquired the practice group’s assets. The value of these arrangements is recorded as intangible assets when acquired. Although the agreements may extend for longer periods, the value of the intangible assets is amortized over 25 years based on SEC guidance.

During the third quarter of 2004, management determined that the ability of one of the radiology groups to perform in accordance with a medical services agreement administered by one of our Mid-Atlantic subsidiaries had diminished significantly. With several owned imaging centers covered by the medical services agreement operating at financial losses, deteriorating financial conditions at hospitals involving professional reading arrangements, and the resignation from the practice of two physician leaders, management concluded that the value of our intangible asset had become significantly impaired.

Radiologix and the radiology group agreed to terminate the medical services agreement. The Company has decided to dispose of three unprofitable imaging centers and to transfer the professional reading responsibility for certain other centers to another radiology group that operates under a medical services agreement with us. We also are in the process of determining the best disposition of professional reading arrangements at certain hospitals.

Based on our assessment and the actions that we have undertaken, the Company recorded impairment charges of: $6.5 million to write off the unamortized portion of intangible assets related to this group’s medical services agreement, and $800,000 to write off long-lived assets related to the centers planned for disposition.

Revenues and pretax income (loss), which are reflected in continuing operations for the three centers planned for disposition are as follows (in thousands):

	For the Nine Months Ended September 30,
	2004	2003
Service fee revenue	$2,715	$2,790

Pretax income (loss)	$(552)	$629

We also incurred impairment charges and other costs aggregating $346,000 in the September 2004 third quarter associated with damages from hurricanes impacting our Southeastern operations. We are currently working with our insurance broker to determine what, if any, insurance recoveries we may receive for business interruption and property damage and expect to record insurance recoveries, if any, in future quarters.

We assess the viability of our imaging centers throughout the year. In the event we decide to dispose of one or more imaging centers, additional charges may result depending on cash flow and market conditions at the time of our assessment.

In the third quarter of 2004, we recorded $315,000 for lease termination costs related to diagnostic equipment no longer in use; $200,000 to write-off software costs associated with canceling a software contract and $295,000 for a litigation settlement with a physician related to our Southeastern operations. For the nine months ended September 30, 2003, we recorded a $500,000 charge for regulatory matters.

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

During the nine months ended September 30, 2004 and 2003, Radiologix recognized a $405,000 and a $1.3 million charge respectively, in connection with severance and other related costs for changes in the Company’s senior management team.

Other operating expenses, excluding (1) the $4.7 million gain on sale of operations, (2) the aggregate $19.3 million in charges for impairment of goodwill, intangible and long-lived assets (3) $315,000 in lease termination costs, (4) $405,000 and $1.3 million of severance and other related costs in 2004 and 2003, respectively, (5) $200,000 in software write-offs, and (6) $295,000 and $500,000 for a litigation settlement and regulatory matters in 2004 and 2003, respectively, are outlined for the nine months ended September 30, 2004 and 2003 below:

	2004	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2004	2003
Service fee revenue	$199,224	$183,913	8.3%

Cost of services	122,301	111,989	9.2	61.4	60.9	50
Equipment lease	14,005	13,030	7.5	7.0	7.1	(10)
Provision for doubtful accounts	16,637	15,730	5.8	8.4	8.6	(20)
Corporate, general and administrative	13,075	10,576	23.6	6.6	5.8	80
Depreciation and amortization	18,905	19,450	(2.8)	9.5	10.6	(110)
Interest expense, net	12,858	13,510	(4.8)	6.5	7.3	(80)

Total operating expense, excluding gain and charges	$197,781	$184,285	7.3%	99.3%	100.2%	(90)

Comparable results excluding San Antonio operations are presented below:

	2004	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2004	2003
Service fee revenue	$193,342	$172,310	12.2%

Cost of services	118,858	107,114	11.0	61.5	62.2	(70)
Equipment lease	14,000	13,019	7.5	7.2	7.6	(40)
Provision for doubtful accounts	15,466	14,036	10.2	8.0	8.1	(10)
Corporate, general and administrative	13,075	10,576	23.6	6.8	6.1	70
Depreciation and amortization	18,395	18,381	—	9.5	10.7	(120)
Interest expense, net	12,743	13,225	(3.6)	6.6	7.7	(110)

Total operating expense, excluding gain and charges	$192,537	$176,351	9.2%	99.5%	102.3%	(270)

The above tables include service fee revenue of $2,715,000 and $2,790,000 and pretax income (loss) of ($552,000) and $629,000 for the nine months ended September 30, 2004 and 2003, respectively, related to centers planned for disposition.

Cost of services consists of (1) field salaries and benefits, (2) field supplies, (3) field rent (leasehold) and (4) other field expenses.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the nine months ended September 30, 2004 were 33.3% compared to 32.7% for the nine months ended September 30, 2003. This increase resulted primarily from (1) higher cost temporary labor required to fill vacant positions (2) technologists on vacation and disability leave and (3) salary market adjustments effective in July 2004 for certain employees at one of our subsidiaries. Field salaries and benefits costs were also impacted by new imaging centers placed into operations since September 30, 2003, internal recruiting costs to fill open positions and internal marketing costs related to new sales program initiatives. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the nine months ended September 30, 2004 and 2003 excluding the San Antonio operations were 33.6% and 33.5%, respectively. Management continues to evaluate our service offerings and patient flows to identify less costly methods of providing high quality patient care and continues to evaluate its back office and support operations for new opportunities to gain economies of scale.

Field supplies as a percentage of service fee revenue from continuing operations for the nine months ended September 30, 2004 were 6.3% compared to 6.8% for the nine months ended September 30, 3003. This percentage decline was primarily due to the timing of supply purchases, improved control over supply costs and decrease in nuclear medical volume, offset by increased film costs in the nine months ended September 2004 compared to the nine months ended 2003.

Field rent and equipment lease expenses increased in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to the impact of imaging center sites placed into operations since September 30, 2003 and decisions we made to lease rather than buy certain imaging equipment offset by the impact of lease buyouts for the nine months ended September 30, 2004 compared to September 30, 2003.

Other field expenses increased in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to system conversion, upgrade and outsourcing costs for our patient accounting systems, service and repair costs on imaging equipment and external recruiting costs.

Corporate, general and administrative expenses increased in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to costs associated with filling vacant executive positions, relocation costs for our former chief executive officer, costs relating to Sarbanes-Oxley Section 404 compliance efforts and increased costs related to our sales, marketing and development departments.

Discontinued Operations

We are in discussions to sell our 80% joint venture interest in our Questar Tampa operations, including accounts receivable, to our venture partner. The discussions are subject to normal due diligence and other customary considerations and a final agreement is expected to close in the fourth quarter of 2004 at which time these operations will be reclassified to discontinued operations.

In August 2004, we sold three Questar centers previously placed in discontinued operations for an aggregate $959,000 and recognized a net loss of $50,000 on these sales which loss is included in discontinued operations.

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

	For the Nine Months Ended September 30,
	2004	2003
Service fee revenue	$7,791	$13,875

Pre-tax loss from discontinued operations	(4,646)	(8,577)
Income tax benefit	(1,858)	(3,431)

Net loss from discontinued operations	$(2,788)	$(5,146)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for the nine months ended September 30, 2004, was derived from cash and cash equivalents and net cash generated by operating activities, as well as $9.5 million and $4.2 million in cash proceeds from the sales of our San Antonio, Texas operations and four of our Questar centers, respectively. As of September 30, 2004, we had net working capital of $84.6 million, including cash and cash equivalents of $52.5 million. We had current assets of $124.1 million and current liabilities of $39.5 million, including current maturities of long-term debt and capital lease obligations of $314,000. For the nine months ended September 30, 2004, we generated $26.4 million in net operating cash flow, invested $7.5 million and used cash of $3.2 million in financing activities.

Net cash from operating activities for the nine months ended September 30, 2004 of $26.4 million increased from $22.6 million for the same period in 2003. Our days sales outstanding on accounts receivable decreased from 68 days at September 30, 2003 to 61 days at September 30, 2004. We calculate days sales outstanding by dividing accounts receivable, net of allowances, by the three-month average revenue per day. Our days sales outstanding were 61 at June 30, 2004. We are experiencing collection delays at certain sites as payors complete conversions to their systems to meet HIPAA electronic data interchange standards.

Net cash used in investing activities for the nine months ended September 30, 2004 and 2003 was $7.5 million and $14.1 million, respectively. Purchases of property and equipment during the nine months ended September 30, 2004 and 2003 were $18.1 million and $15.3 million, respectively. In the third quarter of 2004, we received $1.0 million in consideration for the sale of certain operations. Also during the nine months ended September 30, 2004, we transferred $4.8 million to restricted cash in accordance with our Master Lease Agreement with GE Healthcare Financial Services (GE) as discussed below. We expect to spend approximately $2.3 million in the fourth quarter and $1.5 million in fiscal 2005 on equipment lease buyouts.

Net cash flows used in financing activities for the nine months ended September 30, 2004 and 2003 were $3.2 million and $2.9 million, respectively. At September 30, 2004, we had outstanding senior note borrowings of $158.3 million and a $12.0 million convertible subordinated junior note. At September 30, 2004, amounts outstanding under the revolving credit facility totaled $750,000 with $34.2 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

As noted in our Form 8-K filing on July 9, 2004, we amended our master lease with GE under an Amended and Restated Master Lease Agreement. Through this arrangement, GE has agreed to fund up to $60.0 million of equipment leases through December 31, 2006, and requires that at least two-thirds of the outstanding balance represent GE healthcare equipment. In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying September 30, 2004 balance sheet includes $4.8 million of restricted cash under this provision.

At September 30, 2004 applicable amounts outstanding under the Master Lease Agreement totaled $24.5 million; and $35.5 million remained available for future leases. Commitments for leases signed but not placed in service under the Master Lease Agreement were $4.8 million at September 30, 2004.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expense of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. We currently believe that our cash balances, the expected cash flow from operations, and our borrowing capacity under our revolving credit facility and our master lease line will be sufficient to fund our working capital, acquisitions and capital expenditure requirements for the next eighteen months. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of future acquisitions and repayment of debt. We intend to fund these long-term liquidity needs from cash generated from operations, available borrowings under our revolving credit facility, our master lease line of credit, and future debt and equity financings. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent we are unable to generate sufficient cash from our operations, or if funds are not available under our revolving credit facility or our master lease line, we may be unable to meet our capital expenditure and debt service requirements. Furthermore, we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

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

Revenue Recognition, Contractual Allowances and Allowances for Doubtful Accounts

Revenue of the contracted radiology practice groups and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established charges and reduced by estimated contractual allowances. Service fee revenue is recorded net of estimated contractual allowances and amounts retained by the contracted radiology practice groups under the terms of the medical service agreements. We estimate contractual allowances based on the patient mix at each contracted radiology practice and diagnostic imaging center, the impact of managed care contract pricing, and historical collection information. We operate imaging centers in various states, each of which has multiple managed care contracts and a different patient mix. We review monthly the estimated contractual allowance rates for each contracted radiology practice and diagnostic imaging center. The contractual allowance rate is adjusted as changes to the factors discussed above become known. We record provision for doubtful accounts monthly based on historical collection rates of each contracted radiology practice and diagnostic imaging center as adjusted for increases or decreases in allowances for doubtful accounts as determined by our accounts receivable aging model. In the fourth quarter of 2004, we expect to finalize a retrospective collection analysis of accounts receivable. Going forward, we plan to perform these retrospective analyses twice a year. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables), our estimates of the net realizable value of patient receivables could be reduced by a material amount.

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

b. Significant adverse change in legal factors

c. Changes in the extent or manner in which the assets are used

d. Current expectations to dispose of the assets by sale or other means

e. Reductions or expected reductions of cash flow

Our medical service agreements, included in the consolidated balance sheets as intangible assets, are not considered to have indefinite useful lives and will continue to be amortized over a useful life of 25 years based on SEC guidance. We regularly evaluate the carrying value and lives of the finite lived intangible assets in light of any events or circumstances that we believe may indicate that the carrying amount or amortization period should be adjusted.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	economic, demographic, business and other conditions in our markets;

•	the highly competitive nature of the healthcare business;

•	changes in patient referral patterns;

•	changes in the rates or methods of third-party reimbursement for diagnostic imaging services;

•	changes in our contracts with radiology practice groups;

•	changes in the number of radiologists operating in our contracted radiology practice groups;

•	the ability to recruit and retain technologists;

•	the availability of additional capital to fund capital expenditure requirements;

•	lawsuits against Radiologix and our contracted radiology practice groups;

•	changes in operating margins, particularly changes due to our managed care contracts and capitated fee arrangements;

•	failure by Radiologix to comply with state and federal anti-kickback and anti-self referral laws or any other applicable healthcare regulations;

•	changes in business strategy and development plans;

•	changes in federal, state or local regulations affecting the healthcare industry;

•	our indebtedness, debt service requirements and liquidity constraints;

•	risks related to our Senior Notes and healthcare securities generally; and

•	interruption of operations due to severe weather or other extraordinary events.

A more comprehensive list of such factors is set forth in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, and our other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, credit facilities, and its senior and convertible notes. At September 30, 2004, Radiologix had $750,000 considered outstanding under its revolving credit facility related to a letter of credit in connection with our high retention workers’ compensation program. Radiologix’s notes bear interest at fixed rates.

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

There have been no significant changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect its internal controls during our most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is focused on remediation efforts underway in connection with our assessment of the systems of internal control pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act. These remediation efforts include an emphasis on: reconciliation processes throughout the Company; consistent application of recently updated policies and procedures and completion of the documentation, remediation and testing of information technology controls both internally and with our outsourced patient accounting system vendor. The Company instituted a formal Disclosure Review Committee function, effective with our quarter ended June 30, 2004.

Because our Chairman of the Board has become our interim Chief Executive Officer, he temporarily stepped down from the Audit Committee because he no longer met the definition of an “independent” director as contained in SEC and American Stock Exchange (“Amex”) rules. Consequently our Audit Committee was comprised of only two independent directors and we sought and obtained a 90-day waiver from Amex of its requirement that the Audit Committee contain three independent directors.

On October 27, 2004, the Board of Directors appointed John R. Gunn to the Audit Committee. Consequently, we again meet all American Stock Exchange listing requirements and no longer operate under a waiver from the Amex.

We have investments, not material in amount, in certain unconsolidated affiliates. Since we do not control these affiliates, our disclosure controls and procedures with respect to these affiliates are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

The registrant filed a current report on Form 8-K on September 1, 2004 announcing that effective September 1, 2004, John R. Gunn was elected to the Radiologix board of directors.

The registrant filed a current report on Form 8-K on September 24, 2004 announcing the resignation of Stephen D. Linehan as Chief Executive Officer, President and director of Radiologix and the appointment of Marvin S. Cadwell, Chairman of the Board, as Radiologix’s interim Chief Executive Officer while Radiologix conducts a search for Stephen D. Linehan’s successor.

The registrant filed a current report on Form 8-K on October 27, 2004 related to our decision to terminate our medical services agreement with a contracted radiology practice group in our Mid-Atlantic market, close three diagnostic imaging centers there, transfer professional reading responsibilities for certain other imaging centers in the market to another radiology practice, and take certain charges in the third quarter of 2004 related to these plans.

The registrant filed a current report on Form 8-K on November 2, 2004, related to our entering into a definitive agreement to purchase, for $15.5 million, diagnostic imaging equipment and an equipment financing right.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOLOGIX, INC.

Date: November 4, 2004	/S/ Marvin S. Cadwell
Marvin S. Cadwell
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2004	/S/ RICHARD J. SABOLIK
Richard J. Sabolik
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.40M	Resignation Agreement and Release between Radiologix, Inc. and Stephen D. Linehan dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 to the registrant’s report on Form 8-K filed September 24, 2004).

31.1	Certification of Marvin S. Cadwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Richard J. Sabolik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Marvin S. Cadwell. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Richard J. Sabolik. *

*	Filed herewith.
M	Management contract or compensatory plan.