Form 10-K
period 2004-12-31
RADIOLOGIX INC
filed 2005-03-15
CIK 1031329

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004	COMMISSION FILE NO. 0-23311

RADIOLOGIX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2648089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $98,512,202, computed by reference to the $4.52 closing sales price of the Common Stock on the American Stock Exchange on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2005, 21,970,584 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2005 Annual Meeting of Stockholders of the registrant are incorporated by reference in Part III.

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

The Centers for Medicare & Medicaid Services (“CMS”) estimate that national healthcare spending on healthcare services and products in 2003 was approximately $1.7 trillion and expect that spending will grow, at an annual average rate of approximately 7.3% through 2013. As a share of gross domestic product, healthcare spending is projected to reach 18.4% by 2013, up from its 2002 level of 14.9%. The American College of Radiology estimates that over 543 million diagnostic imaging procedures were performed in the United States during 2003, the most recent year for which data is available. In addition, according to the Medicare Payment Advisory Commission (“MedPAC”), the volume of imaging services provided to Medicare patients grew at an average annual rate of 9% between 1999 and 2002.

We believe that the diagnostic imaging services industry will continue to grow as a result of:

The Escalating Demand for Healthcare Services from an Aging Population. There has been strong demand for healthcare services due to an aging population in the United States. According to the United States Census Bureau, one of the fastest growing segments of the population is the baby boom group ranging from 45 to 64 years of age. This group is expected to include approximately 79 million persons by 2010. We believe the aging population will help drive the growth for diagnostic imaging procedures over the coming years because diagnostic imaging utilization tends to increase as a person ages.

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

An Increased Number of High-End Procedures That Utilize Advancements in Technology. Technological advancements include: PET and PET/CT scanners, which provide greater accuracy in the diagnosis and follow-up of therapy for cancer patients as well as earlier diagnosis of Alzheimer disease; magnetic resonance spectroscopic imaging, which can differentiate malignant from benign lesions; magnetic resonance angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels; and enhancements in teleradiology systems, which permit the digital transmission of radiological images from one location to another for interpretation. Additional improvements in imaging technologies, contrast agents and scanning capabilities are leading to new, less invasive methods of diagnosing diseases. For example, these improvements are aiding in detecting blockages in the heart’s vital arteries, liver metastases, pelvic diseases and certain vascular abnormalities without exploratory surgery.

The market for diagnostic imaging services is growing at a healthy rate, but it is highly competitive, with low barriers to entry and it requires a great deal of capital. As such, we believe the key success factors are: (1) adopting a disciplined and rigorous return on capital approach to all investment decisions; (2) a radiologist friendly business model; (3) overcoming both the radiologist and technologist labor shortage; (4) common information systems; and (5) utilizing partnership structures when appropriate.

The Radiologix, Inc. website address is www.radiologix.com, which provides access to the Company’s Exchange Act reports.

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities include the following:

Magnetic Resonance Imaging. MRI utilizes a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue, including the brain, spine, abdomen, heart and extremities. Unlike CT and conventional X-rays, MRI does not utilize ionizing radiation, which can cause tissue damage in high doses. A typical MRI examination takes from 20 to 45 minutes. MRI systems are priced in the range of $1.0 million to $2.0 million.

Computed Tomography. CT utilizes a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by magnetic resonance. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.7 million to $1.2 million.

Positron Emission Tomography. PET/CT combines the technology of both Positron Emission Tomography and Computed Tomography. CT’s advanced algorithms allow the physician to see precise patient anatomy while advanced PET technology captures the metabolic activity of cells. The fused image provides a highly accurate profile of a disease, helping to effectively plan the course of treatment. PET/CT scanners are priced in the range of $1.8 million to $2.2 million.

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

Ultrasound. Ultrasound imaging utilizes high-frequency sound waves to develop images of internal organs, fetuses and the vascular system. Ultrasound has widespread applications, particularly for procedures in obstetrics, gynecology and cardiology. Ultrasound systems are priced in the range of $90,000 to $200,000.

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

General Radiography (or X-ray) and Fluoroscopy. X-rays utilize roentgen rays to penetrate the body and record images of organs and structures on film. Fluoroscopy utilizes ionizing radiation combined with a video viewing system for real time monitoring of organs. X-ray and fluoroscopy are the most frequently used imaging modalities. Digital X-ray systems add computer image processing capability to traditional X-ray images. X-ray systems are priced in the range of $50,000 to $150,000.

OUR COMPANY

Overview

We are a leading national provider of diagnostic imaging services through our ownership and operation of freestanding, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as MRI, CT, PET, nuclear medicine, ultrasound, mammography, DEXA, X-ray and fluoroscopy. As of December 31, 2004, we owned, operated or maintained an ownership interest in imaging equipment at 76 locations, with imaging centers located in 10 states, including primary operations in the Mid-Atlantic; the Bay Area, California; the Treasure Coast area, Florida; Northeast, Kansas; and the Finger Lakes (Rochester) and Hudson Valley areas of New York state. We offer multi-modality imaging services at 52 of our diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

We also provide administrative, management and information services to certain radiology practices that provide professional services in connection with our diagnostic imaging centers and to hospitals and radiology practices with which we operate joint ventures. The services we provide leverage our existing infrastructure and we believe improve the profitability, efficiency and effectiveness of the radiology practice or joint venture.

For the year ended December 31, 2004, we performed over 1.6 million diagnostic imaging procedures and generated service fee revenue of $251.3 million. In addition, we generated net cash flows from operating activities of $27.3 million for the year ended December 31, 2004.

Competitive Strengths / Business Strategy

Our focus is on the following five goals:

•	Provide exceptional service

•	Increase market share

•	Enhance our partnership with physicians

•	Reduce denial rates

•	Build the best teams with the best people

Provide exceptional service. We provide a broad range of diagnostic imaging services within our primary operations. Our 52 multi-modality centers enable us to offer one-stop shopping to payors, referring physicians and patients. In our experience, referring physicians and payors prefer to enter into relationships with diagnostic imaging providers that offer a broad spectrum of services at convenient locations, benefiting referring physicians and patients who require more than one type of diagnostic imaging procedure. From January 1, 2002 to December 31, 2004, we spent approximately $74 million on diagnostic imaging equipment and leasehold improvements to enhance our diagnostic imaging centers and increase the number of modalities offered per center. We continue to focus on enhancing our operations and increase procedure volume and revenue at our existing centers by:

•	expanding referring physician, hospital and payor relationships;

•	increasing patient referrals through targeted marketing efforts; and

•	leveraging our multi-modality offerings to increase the number of high-end procedures performed.

Increase market share. We have a concentrated presence in our primary operations, which enables us to offer patients, referring physicians and payors a higher degree of responsiveness and convenience than independent operators or hospitals and consequently drive organic growth. We provide flexible scheduling, convenient locations and expanded hours of operation, as well as the expeditious delivery of radiology reports to referring physicians. The 70 centers in our primary operations generated 96% of our service fee revenue for the year ended December 31, 2004. We believe that payors contract with us because of our strong market presence, the high quality of our services and our ability to provide a single point of contact and centralized administration. In addition, our leading position enables us to increase our procedure volume, optimize equipment utilization, benefit from economies of scale in purchasing and negotiation of payor contracts and leverage our administrative and information technology infrastructure in our primary operations.

Enhance our partnership with physicians. In our primary operations, we contract with leading radiology practices to provide professional radiology services in connection with our diagnostic imaging centers. We believe that our affiliation with these leading radiology practices enhances our reputation with referring physicians and their patients. We also provide administrative, management and information services to certain radiology practices. In light of an ongoing shortage of radiologists, we believe that our contractual relationships with large, established radiology practices are important to maintaining our high quality service.

Reduce denial rates. Our revenue base comprises a diverse mix of payors, including managed care organizations, Medicare, Medicaid, private and other payors. For the year ended December 31, 2004, revenue generated at our diagnostic imaging centers consisted of 62% from managed care payors, 29% from Medicare and Medicaid, and 9% from private and other payors. In addition, we have experienced relatively stable pricing, with modest increases in most markets and across most modalities. We believe our payor diversity and multi-modality service offerings mitigate our exposure to possible unfavorable reimbursement trends within any one-payor class and to modality-specific rate changes. In addition, we have further mitigated our exposure to unfavorable reimbursement trends by creating a list of the top five reasons that payors deny submitted claims and have developed best practices to address these reasons. As a result of these efforts, we reduced our denial rate from 12.6% in 2003 to 10.9% in 2004. This denial reduction effort will continue in 2005.

Build the best teams with the best people. We have a highly experienced management team lead by one of our founders, CEO Sami Abbasi. Our senior management team has an average of approximately 20 years of healthcare services experience. We believe management has positioned the Company to (1) achieve disciplined volume and service fee revenue growth in our primary operations and (2) explore accretive acquisition and development opportunities.

To facilitate the achievement of the above goals, we have committed to spend approximately $14.0 million through the second quarter of 2006 ($11.0 million of which we plan to spend for capital expenditures in 2005) to implement a comprehensive Radiology Information System/Picture Archival Communications System (RIS/PACS) common platform among all our facilities. We refer to this initiative as our Radiologix Enhanced Workflow And Record Distribution or “REWARD” Program. We expect this program to significantly enhance operational efficiencies by: (1) standardizing processes and protocols across the Company, (2) automating, accelerating and simplifying workflow, (3) improving the capture of front-end data including billing and patient scheduling information (4) providing more timely digitized images and records to referring physicians and (5) reducing film and storage costs.

We have also recently promoted a Regional Vice President from one of our primary operations to Senior Vice President of Development and increased our development budget in order to explore and evaluate acquisition and development opportunities.

Diagnostic Imaging Centers

The Company operates through two segments: our primary operations and our Questar subsidiary operations.

The Company’s primary operations consist of owning and operating diagnostic imaging centers and providing administrative, management and information services to the contracted radiology practice groups under long-term agreements that provide professional interpretation and supervision services in connection with the Company’s diagnostic imaging centers and to hospitals and radiology practices with which the Company operates joint ventures.

The Company’s Questar subsidiary operations consist of short-term agreements with radiology practice groups. These operations have different characteristics from our primary operations, including location, market concentration, contracting leverage, capital requirements, the single modality nature of most of the centers and the structure of the management service agreements with physicians.

Additional information related to the number and locations of our diagnostic-imaging centers within our two operating segments is set forth below:

		Diagnostic Imaging Centers
Primary Operations		Owned Centers	Joint Venture Centers	Other
Mid-Atlantic	Baltimore, MD/Washington Metro –Area	24	10	—
Finger Lakes	Rochester, NY	4	—	1
Hudson Valley	Rockland County, NY	5	—	3
Bay Area	San Francisco/Oakland/San Jose, CA	17	—	—
Northeast Kansas	Topeka and Northeast KS	1	1	—
Treasure Coast	St. Lucie County, FL	4	—	—

Primary operations		55	11	4

Questar operations	Multiple locations (1)	6	—	—

	Total	61	11	4

(1)	Includes diagnostic imaging centers in Arizona, California, Colorado and Minnesota that are not integrated into our primary market operations.

At December 31, 2004, we operated 463 diagnostic imaging units in 76 centers. These include 60 fixed MRI units, 48 CT units, 3 PET units, 4 PET/CT units, 23 nuclear medicine cameras, 95 ultrasound units, 69 general mammography units, 1 digital mammography unit, 29 DEXA units, 90 x-ray units and 41 fluoroscopy units. The average age of our MRI units is 4.1 years, CT units 3.9 years and our PET units, 1.6 years.

To increase the convenience of our diagnostic imaging centers to patients, we implement market-wide scheduling systems where practical. In these instances, each diagnostic imaging center in a market area can access the patient appointment calendar of other centers in the market area. Each center also can schedule patient appointments at other centers within the network. This system permits each of our centers within a market area to efficiently allocate time available at our diagnostic imaging centers within that market area and to meet a patient’s appointment time, date or location preferences.

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

Payment for diagnostic imaging services comes primarily from managed care payors, governmental payors (including Medicare and Medicaid), private and other payors. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient’s health benefit plan. The following table illustrates our approximate payor mix, based on revenue generated at our diagnostic imaging centers, for the years ended December 31, 2004, 2003 and 2002:

Payor	2004	2003	2002
Managed Care	62%	63%	64%
Medicare and Medicaid	29%	28%	27%
Private and Other	9%	9%	9%

For the years ended December 31, 2004, 2003 and 2002 approximately 6%, 6% and 4%, respectively, of our diagnostic imaging center revenue was generated from capitated arrangements.

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

We have two models by which we contract with radiology practices: a comprehensive services model and a technical services model. Under our comprehensive services model, we enter into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. Under our technical services model, which relates primarily to our Questar subsidiary operations, we enter into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and pay them a fee based on cash collections from reimbursements for imaging procedures. In both the comprehensive services and technical services models, we own the diagnostic imaging assets, and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. Additionally, in most instances, both the comprehensive services and the technical services models contemplate an incentive technical bonus for the radiology group if the net technical income exceeds specified thresholds.

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

Our contractual relationships with two radiology groups ended in June 2004 (M&S Imaging Associates, P.A. in San Antonio) and January 2005 (WB&A Imaging, P.C. in the Mid-Atlantic).

Sales and Marketing

We selectively invest in marketing and sales resources and activities in an effort to attract new patients, expand business relationships, grow revenue at our existing centers and maintain present business alliances and contractual agreements. Marketing activities include organizing and presenting educational programs on new applications and uses of technology to referring physicians, developing and conducting customer service programs and proactively calling managed care organizations and third-party insurance companies to generate additional contracts.

Government Regulation and Supervision

General. The healthcare industry is highly regulated, and we can give no assurance that the regulatory environment in which we operate will not change significantly in the future. Our ability to operate profitably will depend in part upon us, the contracted radiology practices and their affiliated physicians obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable healthcare regulations. We believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law and modify our operations from time to time as the business and regulatory environment changes. Although we intend to continue to operate in compliance, we cannot ensure that we will be able to adequately modify our operations to address changes in the regulatory environment. MedPAC recently recommended proposals that seek more effective use of imaging services while controlling costs. Private payors have also begun adopting policies to control imaging costs. Although we believe we are well-positioned for these changes there is no guarantee that we will ultimately benefit from them.

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

Fee-Splitting; Corporate Practice of Medicine. The laws of many states, including many of the states in which the contracted radiology practices are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. A component of our business has been to enter into service agreements with radiology practices. We provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging centers, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians or violating the prohibitions against fee-splitting. State regulatory authorities or other parties may assert that we are engaged in the corporate practice of medicine or that the payment of service fees to us by the radiology practices constitutes fee splitting. If such a claim were successfully asserted, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. This result or our inability to successfully restructure our relationships to comply with these statutes could jeopardize our business strategy.

Medicare and Medicaid Reimbursement Program. Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the year ended December 31, 2004, approximately 29% of our revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally, Medicare and Medicaid).

In 2004, Congress legislated an increase (fee schedule update) of approximately 1.5% in the overall reimbursement rates for physician and outpatient services, including diagnostic imaging services. Combined with increased valuation of some radiology procedure relative value units, overall reimbursement for our services increased slightly beyond the 1.5% rate for 2004. Our diagnostic imaging centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual agreement with the patient’s health benefit plan. In 2004, we continued to experience utilization requirements from third party payors, which provide conditions that must be met before a referral for our services can be made.

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

The Stark Law provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of the radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a “referral” by a “referring physician.” If these requirements were met, the Stark Law self-referral prohibition would not apply to such services. The effect of the Stark Law on the radiology practices, therefore, depends on the precise scope of services furnished by each such practice’s radiologists and whether such services derive from consultations or are self-generated. We believe that (other than self-referred patients) all of the services covered by the Stark Law provided by the contracted radiology practices derive from requests for consultations by non-affiliated physicians and therefore are exempt from the Stark Law.

In addition, we believe that we have structured our acquisitions of the assets of existing practices, and we intend to structure any future acquisitions, to comply with the anti-kickback and Stark Law and regulations. Specifically, we believe the consideration paid by us to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms’ length transactions and is not intended to induce the referral of patients. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then our acquisitions could be viewed as possibly violating anti-kickback and self-referral laws and regulations. A determination of liability under any such laws could have an adverse effect on our business, financial condition and results of operations.

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

Federal False Claims Act. The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The Federal False Claims Act further provides that a lawsuit there under may be initiated in the name of the United States by an individual who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include civil penalties of not less than $5,500 and not more than $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are in compliance with the rules and regulations that apply to the Federal False Claims Act. However, we could be found to have violated certain rules and regulations resulting in sanctions under the Federal False Claims Act, and if we are so found in violation, any sanctions imposed could result in fines and penalties and restrictions on and exclusion from participation in federal and state healthcare programs that are integral to our business.

Healthcare Laws and Regulations. Healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. We cannot assure you, however, that we will be able to adapt our operations to address new regulations or that new regulations will not adversely affect our business. In addition, although we believe that we are operating in compliance with applicable federal and state laws, neither our current or anticipated business operations nor the operations of the contracted radiology practices has been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Health Insurance Portability and Accountability Act of 1996. In an effort to combat healthcare fraud, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Under HIPAA, a “healthcare benefit program” includes any private plan or contract affecting interstate commerce under which any medical benefit, item or service is provided. A person or entity that knowingly and willfully obtains the money or property of any healthcare benefit program by means of false or fraudulent representations in connection with the delivery of healthcare services is subject to a fine and/or imprisonment. In addition, HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations.

Further, the Administrative Simplification provisions of HIPAA required the promulgation of regulations establishing national standards for, among other things, certain electronic healthcare transactions, the use and disclosure of certain individually identifiable patient health information, and the security of the electronic systems maintaining this information. These are commonly known as the HIPAA transaction and code set standards, privacy standards, and security standards, respectively.

The administrative provisions of HIPAA direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data between healthcare payors, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards, thus eliminating all nonstandard formats currently in use. Our contracted radiology practices and diagnostic imaging centers are “covered entities” under HIPAA, and as such, must be in compliance with the privacy standards and the HIPAA electronic data interchange mandates. The security standards must be established by April 21, 2005. A failure in our continued ability to comply with HIPAA standards or the discontinuance of CMS or payor contingency plans could cause us to experience a delay in its claims processing by its payors or lead to a large number of rejected or denied claims. Either of these results may slow our cash collections and increase our accounts receivable days sales outstanding. In addition, it could materially affect our short-term revenues, or our business, financial condition and results of operations.

Although our electronic systems are HIPAA compatible and consistent with the HIPAA regulations, we cannot guarantee that enforcement agencies or courts will not make interpretations of the HIPAA standards that are inconsistent with ours, or the interpretations of the contracted radiology practices or their affiliated physicians. A finding of liability under the HIPAA standards may result in criminal and civil penalties. Noncompliance also may result in exclusion from participation in government programs, including Medicare and Medicaid. These actions could have a material adverse effect on our business, financial condition, and results of operations.

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

Competition

The market for diagnostic imaging services is competitive. We compete principally on the basis of our reputation, our ability to offer multiple modalities, our conveniently located centers and our ability to provide cost-effective, high-quality diagnostic imaging services. We compete locally with groups of radiologists and non-radiologist physician practices, established hospitals, clinics and certain other independent organizations that own and operate imaging equipment. Our major national competitors include Alliance Imaging, Inc., InSight Health Services Corp., Medical Resources, Inc., and MedQuest, Inc. Some of our local or national competitors that provide diagnostic-imaging services may now or in the future have access to greater financial resources than we do and may have access to newer more advanced equipment.

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

We may not be able to compete effectively for the acquisition of diagnostic imaging centers, joint venture opportunities or other outsourcing relationships. Our competitors may have better-established operating histories and greater resources than we do. Competitors may make it more difficult to complete acquisitions or joint ventures on terms beneficial to us.

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

Any claim made against us not fully covered by insurance could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance. In addition, claims might adversely affect our business or reputation.

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

Employees

As of December 31, 2004, we had approximately 2,500 employees, 64 of whom were based at our corporate headquarters with the remainder based at our regional offices and diagnostic imaging centers. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES.

Radiologix’s corporate headquarters are located at 3600 JP Morgan Chase Tower, 2200 Ross Avenue, Dallas, Texas 75201-2776, in approximately 26,000 square feet occupied under a lease, which expires on September 30, 2011.

We also have a regional office of approximately 39,000 square feet occupied under a lease in Baltimore, Maryland which expires on September 30, 2012.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us. All of our current litigation is (i) expected to be covered by liability insurance or (ii) not expected to materially adversely affect our business. Some risk exists, however, that we could subsequently be named as a defendant in additional lawsuits or that pending litigation could materially adversely affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Radiologix did not submit any matters to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Radiologix’s common stock is listed on the American Stock Exchange under the symbol “RGX.” The following table sets forth the high and low sale prices per share of the common stock for the years ended December 31, 2004 and 2003 as reported by the American Stock Exchange.

	HIGH	LOW
2004
First Quarter	$4.20	$3.25
Second Quarter	$4.65	$3.31
Third Quarter	$4.68	$3.30
Fourth Quarter	$4.53	$2.99

2003
First Quarter	$2.81	$1.75
Second Quarter	$4.33	$1.95
Third Quarter	$4.51	$2.98
Fourth Quarter	$3.69	$2.79

As of the close of business on March 1, 2005, the last reported sales price per share of Radiologix’s common stock was $4.80 and approximately 77 shareholders owned Radiologix common stock of record. This number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include the banks, brokerage houses and clearing companies.

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

SELECTED CONSOLIDATED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2004 (a) (b)	2003 (c)	2002	2001 (d)	2000
SERVICE FEE REVENUE	$251,291	$242,038	$256,344	$256,334	$223,453
COSTS AND EXPENSES:
Cost of services	158,613	149,034	145,049	138,715	123,322
Equipment lease	17,660	17,230	15,653	18,357	15,196
Provision for doubtful accounts	22,337	20,228	21,540	22,877	32,795
Depreciation and amortization	24,750	25,537	24,568	22,037	20,412

Gross profit	27,931	30,009	49,534	54,348	31,728

Severance and Other Related Costs	405	1,568	978	—	—
Corporate General and Administrative	18,919	15,335	15,172	14,336	10,571
Impairment of Goodwill, Intangible and Long-lived Assets	14,558	523	794	—	—
Merger Related Costs	—	—	—	1,000	1,772
Supplemental Incentive Compensation	—	—	—	615	—
Loss on Early Extinguishment of Debt	—	—	—	4,730	—
Interest Expense, Net	16,974	17,670	18,388	14,911	17,250
Gain on Sale of Operations	(4,669)	—	—	—	—

Income (loss) before Equity in Earnings of Unconsolidated Affiliates, Non-Operating Income, Minority Interest in Consolidated Subsidiaries, Income Taxes and Discontinued Operations	(18,256)	(5,087)	14,202	18,756	2,135

Equity in Earnings of Unconsolidated Affiliates	2,865	4,082	4,568	5,017	4,275
Non-Operating Income	—	—	—	1,300	—
Minority Interests In Income of Consolidated Subsidiaries	(791)	(748)	(1,185)	(1,092)	(948)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(16,182)	(1,753)	17,585	23,981	5,462

Income Tax Expense (Benefit)	(5,848)	(701)	7,034	9,592	2,192

INCOME (LOSS) FROM CONTINUING OPERATIONS	(10,334)	(1,052)	10,551	14,389	3,270

Discontinued Operations:
Income (loss) from discontinued operations before income tax	(13,128)	(11,519)	342	(931)	1,771
Income tax expense (benefit)	(5,426)	(4,608)	137	(372)	708

Income (loss) from discontinued operations	(7,702)	(6,911)	205	(559)	1,063

NET INCOME (LOSS)	$(18,036)	$(7,963)	$10,756	$13,830	$4,333

EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations – basic	$(0.48)	$(0.05)	$0.50	$0.74	$0.17
Income (loss) from discontinued operations – basic	(0.35)	(0.32)	0.01	(0.03)	0.05

Net income (loss) – basic	$(0.83)	$(0.37)	$0.51	$0.71	$0.22

Income (loss) from continuing operations – diluted	$(0.48)	$(0.05)	$0.47	$0.68	$0.17
Income (loss) from discontinued operations – diluted	(0.35)	(0.32)	0.01	(0.02)	0.05

Net income (loss) – diluted	$(0.83)	$(0.37)	$0.48	$0.66	$0.22

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,789,517	21,724,165	20,957,026	19,559,185	19,494,959
Diluted	21,789,517	21,724,165	23,967,427	22,652,372	19,808,520

(a)	Service fee revenue and equity in earnings of unconsolidated affiliates were reduced by $9.1 million and $286,000, respectively, due to a change in estimating contractual adjustments, in the fourth quarter of 2004.

(b)	Cost of services for the year ended December 31, 2004 includes: (i) $315,000 for lease termination costs related to diagnostic equipment no longer in use; (ii) $200,000 to write-off software costs associated with canceling a software contract and (iii) $295,000 for a litigation settlement.
(c)	Cost of services for the year ended December 31, 2003 includes: (i) $546,000 to meet HIPAA compliance requirements, (ii) $775,000 associated with self reporting certain lease agreements terms to the U.S. Department of Health & Human Services’ Office of the Inspector General (OIG), (iii) $300,000 for a legal settlement, and (iv) $363,000 for financing costs related to an amendment of the credit facility.
(d)	Non-operating income in 2001 represents $1.3 million for partial consideration for an early termination of management services provided at certain imaging centers not owned or operated by the Company.

	AS OF DECEMBER 31,
	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Working capital	$65,387	$74,050	$60,450
Total assets	254,071	279,514	296,091
Long-term debt and capital lease obligations	158,519	162,075	166,249
Convertible notes	11,980	11,980	11,980
Stockholders’ equity	42,916	60,684	68,367

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

Our results may be impacted by variability due to changes in modality mix and the volume of procedures performed, physician referral and vacation patterns, the impact of hospital and physician-affiliated imaging centers that compete in our primary and Questar operations, the timing and negotiation of managed care and service contracts, the availability of technologists and other personnel resources, and trends in receivable collectibility. We are impacted by seasonality in that referring physicians and technologists often schedule vacations in the summer months which typically results in a decline in our volumes and service fee revenue while increasing cost of services as we contract for the services of temporary technologists at higher rates.

We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), PET/CT, nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the year ended December 31, 2004, we derived 83% of our service fee revenue from the ownership, management and operation of our imaging center network and 17% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of December 31, 2004, we owned, operated or maintained, through our two operating segments, an ownership interest in imaging equipment at 76 locations, with imaging centers located in 10 states, including (1) primary operations in the Mid-Atlantic; the Bay Area, California; Treasure Coast, Florida; Northeast, Kansas; and the Finger Lakes (Rochester) and Hudson Valley markets in New York state; and (2) Questar operations with imaging centers located in Arizona, California, Colorado and Minnesota.

As disclosed in our 2004 Form 10-Q for the nine months ended September 30, 2004, we expected to finalize a retrospective collection analysis of our accounts receivable in the fourth quarter of 2004. Accordingly, in connection with our December 2004 year-end closing process, we did finalize this retrospective collection analysis. This retrospective process represents an enhancement to our methodology for estimating the amount of contractual adjustments and provision for doubtful accounts necessary to reduce gross revenue (billed charges) and gross receivables to net amounts realizable from managed care, Medicare, Medicaid, private and other payors. This enhanced methodology is based on the matching of cash collections to billed charges by month of service. In connection with our provision for doubtful accounts, we continue to record this expense based on historical write-offs which has not significantly changed. As a result of the above process, we increased contractual adjustments by $9.1 million resulting in a corresponding decrease in service fee revenue and accounts receivable in the fourth quarter of 2004 to reflect the change in estimate of net realizable value.

Service fee revenue from our primary operations is comprised primarily of billed charges for both the technical and professional components for services performed, reduced by estimated contractual adjustments and by amounts retained by contracted radiology practice groups for their professional services, pursuant to our medical services agreements. Under these medical services agreements, the Company provides contracted radiology practices with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations, and employs substantially all of the non-physician personnel utilized by the contracted radiology practices. In connection with operations related to our Questar subsidiary, service fee revenue is comprised primarily of billed charges for technical services performed at our Questar imaging centers reduced by estimated contractual adjustments. Revenue is recognized once services are performed by contracted radiology practices, the imaging centers, or both. The provision for doubtful accounts related to established charges is reflected as an operating expense rather than a reduction of revenue. Our patient accounting system currently does not record contractual adjustments at the time of billing. Instead, adjustments for contractual adjustments and doubtful accounts are estimated based on historical collection experience using a retrospective collection analysis, payment versus charge schedules and accounts receivable aging models. As these factors change, changes in estimates are made in the appropriate period. We expect to implement a system in fiscal 2005 that will allow us to estimate and record contractual adjustments at the time of billing at our primary operations.

The Company’s service fee revenue is dependent upon the operating results of the contracted radiology practice groups and diagnostic imaging centers. Where state law allows, service fees due under the medical services agreements for the contracted radiology practice groups are derived from two distinct revenue streams: (1) a negotiated percentage of the professional revenues, reduced by certain expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs), as defined in the medical services agreements; and (2) 100% of the adjusted technical revenues as defined in the medical service agreements up to a designated ceiling at which point certain of the medical services agreements provide for a technical bonus to the contracted radiology practice groups for a percentage amount in excess of this ceiling. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which approximates the estimated fair market value of the services provided under the medical services agreements and which is renegotiated each year to equal the fair market value of the services provided under the medical services agreements.

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

A summary of our volumes and service fee revenue follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
High end volumes (1)	377	360	341
Other volumes	1,183	1,141	1,106

Professional component	$41,969	$46,576	$51,010
Technical component	209,322	195,462	205,334

Service fee revenue	$251,291	$242,038	$256,344

(1) Defined as MRI, PET and CT procedures.

Capitation revenue of $15.1 million, $13.9 million and $10.3 million in 2004, 2003 and 2002, respectively, is included in service fee revenue above. For the years ended December 31, 2004, 2003 and 2002, approximately 6%, 6% and 4%, respectively, of our diagnostic imaging center service fee revenue was generated from capitated arrangements. Of this 6%, two-thirds relates to contracts with two physician groups and the remainder relates to two contracts with one managed care payor.

Our charge masters at individual subsidiaries are generally set at approximately two times the current Medicare fee schedule because we are generally paid the lower of (1) billed charges, (2) a negotiated flat rate or (3) a multiple of the current Medicare fee schedule. Additionally, because the majority of our managed care payor contracts have fixed rates, we generally do not raise charge master pricing (gross charges). It is our policy that proposed price (gross charge) increases to any subsidiary charge master must be approved in writing by the Vice President of our Patient Services Group.

For fiscal 2005, we estimate that we may receive from $800,000 to $1,100,000 in additional service fee revenue due to changes to the Medicare fee schedules that were effective with the November 1, 2004 Federal Register.

Contracted rates that we received under managed care contracts (excluding capitation arrangements and Blue Cross Blue Shield contracts) in fiscal 2004 were up approximately 2% in 2004. In fiscal 2005, we expect our managed care contract rates (including those rates for Blue Cross and Blue Shield payors, which are major payors for us in several markets) to remain relatively constant compared to rates received in fiscal 2004.

Results of Operations

Our primary operations consist of owning and operating diagnostic imaging centers and providing administrative, management, information, and other services to certain contracted radiology practice groups. These contracted radiology practice groups provide professional interpretation and supervision services to our diagnostic imaging centers and to hospitals and joint ventures in which we participate. Our services are designed to leverage our existing infrastructure and improve radiology practice groups or joint venture profitability, efficiency and effectiveness. We also operate primarily single modality imaging centers through our subsidiary, Questar. Because of different characteristics from our primary operations, including location, market concentration, contracting leverage, and capital requirements, the single modality nature of most of the centers and the structure of the management service agreements with physicians related to the Company’s Questar operations, senior management makes resource allocation decisions separately for Questar and our primary operations.

Effective October 31, 2004, we entered into a definitive agreement to purchase, for $15.5 million in cash, diagnostic imaging equipment and an equipment financing right that was granted prior to the formation of Radiologix and to assume certain equipment leases. As a result of this acquisition, we recorded a $13.9 million intangible asset for this equipment financing right, which we are amortizing over 18 years, the remaining accounting life of the underlying medical services agreement (initially 25 years).

Under this financing right, the seller had a perpetual right to finance certain types of equipment on behalf of Radiologix and to charge the Company usage-based rent on these pieces of equipment. Service fee revenue is not affected as a result of this purchase. Instead, this acquisition eliminates expenses that previously varied based on volume resulting in incremental reductions in equipment lease expense as volume increases. If this transaction had been effective on January 1, 2004 instead of October 31, 2004, we estimate that cost of services would have increased by $500,000, equipment lease expense would have decreased by $4.5 million, depreciation and amortization would have increased by $1.4 million and pre-tax loss would have decreased by $2.6 million for the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

For the year ended December 31, 2004, our operations reflected volume increases of 4.0% over technical service volumes for the year ended December 31, 2003 and ongoing improvements in our service mix to high end procedures. In the fourth quarter of 2004, we received additional service fee revenue of approximately $500,000 as a result of renegotiating a capitated contract in our Bay Area market and approximately $400,000 from a new management contract in our Mid-Atlantic market. These amounts were offset by a $350,000 decrease in service fee revenue due to the renegotiation of a management services agreement, which resulted in a decrease in our management fee percentage and an increase in the technical bonus component to the contracted radiology group. Overall, the above activities resulted in an increase in service fee revenue of 3.8% over the year ended December 31, 2003 and reflect the impact of our improved organic growth including the addition of new imaging centers and imaging equipment placed into operations since December 31, 2003.

The impact of hurricanes on our Southeastern operations resulted in an estimated $480,000 loss of revenue in September 2004 compared to an estimated $394,000 loss of revenue due to the impact of hurricane Isabel on our Mid-Atlantic operations in September 2003.

Imaging Centers – Questar

A summary of our Questar operations is as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Centers in continuing operations at year end	6	17	26
Centers in discontinued operations at year end	2	5	—

Service fee revenues – continuing operations	$9,227	$8,575	$11,241
Service fee revenues – discontinued operations	$10,553	$18,196	$20,952
Impairment of goodwill – continuing operations	$6,809	$—	$—
Impairment of goodwill – discontinued operations	$10,206	$8,400	$—
Impairment of long-lived assets – discontinued operations	$617	$—	$2,700
Gain (loss) on dispositions of centers, net	$(1,483)	$11	$231
Pre-tax income (loss) – continuing	$(5,636)	$363	$1,159
Pre-tax loss - discontinued	$(11,431)	$(10,437)	$(652)

In November 2004, we sold our 80% joint venture interest in our Questar Tampa operations, including accounts receivable, to our venture partner for $275,000 in cash, resulting in a loss of $591,000, including the write-off of goodwill for $354,000.

In June 2004 we sold a Questar center for $3.1 million in cash, resulting in a gain of $682,000 net of a write-off of goodwill for $500,000.

In fiscal 2003, the Company recorded an $8.4 million pre-tax charge to discontinued operations related to the impairment of goodwill of Questar. In the first quarter of 2004 the Company recorded a $5.5 million charge related to Questar in connection with our annual assessment of goodwill based on our internal analysis, which included a valuation performed by an independent valuation firm. In June 2004, after performing an extensive reassessment of our Questar imaging center portfolio, management concluded that certain centers were not strategic to our future plans and would be unable to meet and sustain our profitability requirements going forward. That reassessment considered: location, contracting leverage, expected capital requirements, the single modality nature of most of these sites, current operating trends, and the sale of our most profitable Questar center on June 21, 2004. The Company’s decision to dispose of this group of imaging centers created an event that required us to reassess the carrying value of the assets related to these centers, including goodwill at our Questar segment. This reassessment considered the impact on the value of the ongoing, deteriorating operating trends in these centers, as well as the implications of disposing of individual centers versus operating those centers as part of an ongoing operating enterprise. To assist us in that reassessment, we engaged an independent valuation firm to estimate the fair value of our combined Questar sites. As a result of our reassessment and the independent valuation, the Company recorded an $10.4 million pre-tax charge to continuing operations related to the impairment of Questar goodwill in June 2004. We also recorded a $617,000 pre-tax charge to impair long-lived assets of certain Questar centers in June 2004.

In December 2004, the Company recorded a $1.1 million pre-tax charge to continuing operations related to the impairment of goodwill at our Questar center in Arizona. This center is one of six Questar sites that we chose to keep in continuing operations at December 31, 2004. We did not anticipate this impairment previously as the center is in a strategic new location and was projected to improve in volumes, profitability and net cash flows in the fourth quarter of 2004 and throughout 2005. However, it appears that because of disruption caused by the move to this new location, confusion in the community due to a change in the center’s name, and increased local competition, we have had difficulty in achieving the volumes, profitability and net cash flow levels that we expected in the fourth quarter of 2004 and budgeted for in 2005. Accordingly, although we intend to keep this center open in an attempt to engineer a turnaround in its operations, our revised volume, profitability and cash flow estimates did not support the recoverability of this center’s goodwill at December 31, 2004.

We assess the viability of our imaging centers throughout the year. In the event we decide to dispose of one or more imaging centers, additional charges may result depending on cash flow and market conditions at the time of our assessment.

Medical Services Agreements

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

•	Mid-Atlantic Medical Services Agreement

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

As a result, Radiologix and the radiology group agreed to terminate the medical services agreement. The Company has decided to dispose of three unprofitable imaging centers and to transfer the professional reading responsibility for certain other centers to another radiology group that operates under a medical services agreement with us in the Mid-Atlantic market. As of December 31, 2004, the Company will no longer be a party to most of the professional reading arrangements at certain hospitals and accordingly, we will receive minimal service fee revenue from these arrangements in 2005. We received $6.3 million in service fee revenue from these professional reading arrangements in 2004.

Based on our assessment and the actions that we have undertaken, the Company recorded 2004 third quarter impairment charges of: $6.5 million to write off the unamortized portion of intangible assets related to this group’s medical services agreement, and $800,000 to write off long-lived assets related to the centers planned for disposition, one of which was disposed of in December 2004.

Service fee revenue and pre-tax income (loss) for the remaining two centers planned for disposition in July and November 2005, respectively, and the professional reading arrangements that we will no longer be a party to, as reflected in continuing operations (including impairment charges), are as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Service fee revenue	$5,910	$5,890	$4,944

Pre-tax income (loss)	$(5,871)	$2,312	$1,805

•	San Antonio, Texas Medical Services Agreement

We completed the sale of our operations in San Antonio, Texas in the second quarter of 2004. The purchase price was $10.5 million, resulting in a gain on sale of approximately $4.7 million, or $3.1 million net of taxes ($0.14 per dilutive share). Net cash received was $9.7 million after purchase price adjustments. The sale included (1) assets we owned and leased in our operation of M&S Imaging Partners, Inc., (2) a diagnostic imaging center, and (3) certain partnership interests, but did not include accounts receivable aggregating approximately $4.7 million, which we retained.

•	Other Medical Services Agreements

In addition to the medical services agreement we terminated effective January 31, 2005 (see Note 4), we amended (1) a medical services agreement which resulted in a 15% reduction in our management fee effective January 1, 2004 and (2) a separate medical services agreement which resulted in the establishment of a technical bonus to the contracted radiology group and a 3% reduction in our management fee effective October 1, 2004.

Our management fees for certain other medical services agreements declined by 1% in 2004 and will decline by an additional 1% in 2005. The estimated annual impact to our service fee revenue for these 1% decreases is approximately $650,000.

In connection with the amendment of a medical services agreement with a contracted radiology group in July 2002, the Company recorded deferred revenue of $3.3 million in consideration for the amended agreement, which amount is amortized over 20 years. In December 2002, the Company amended the medical services agreement of another contracted radiology practice and recorded deferred revenue of $4.8 million in consideration for the amended agreement, which is amortized over 19 years.

Other Charges

A summary of other charges in continuing operations (in addition to the impairment amounts discussed above) is as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Other impairment (1)	$538	$523	$—
Contract termination costs (2)	$515	$—	$—
Severance and related costs (3)	$405	$1,568	$978
Litigation and regulatory matters (4)	$295	$1,621	$—
Amendment of credit facility (5)	$—	$363	$—

(1)	We incurred impairment charges and other costs aggregating $263,000 in the third quarter of 2004 associated with damages from hurricanes impacting our Southeastern operations. We are currently working with our insurance broker to determine what, if any, insurance recoveries we may receive for property damage and may record insurance recoveries, if any, in fiscal 2005. In the fourth quarter of 2004, we recorded additional impairment charges of $275,000 for software related to our RIS system in our Northeast operations where software has been replaced in connection with the implementation of our REWARD Program. In fiscal 2003, we incurred impairment charges of $523,000 to write-off a patient scheduling software system that we replaced.
(2)	In the third quarter of 2004, we recorded $315,000 for lease termination costs related to diagnostic equipment no longer in use; and $200,000 to write-off software costs associated with canceling a software contract.
(3)	During the years ended December 31, 2004, 2003, and 2002, we recognized $405,000, $1.6 million and $978,000 in charges, respectively, in connection with severance and other related costs for changes in the Company’s senior management team.

(4)	In the third quarter of 2004, we recorded $295,000 for a litigation settlement. For the year ended December 31, 2003, we recorded a $775,000 charge for regulatory matters and related legal and consulting costs in connection with self-reporting a matter to the U.S. Department of Health and Human Services’ Office of the Inspector General (“OIG”), $546,000 in costs to meet HIPAA compliance requirements, and a $300,000 litigation settlement related to our Mid-Atlantic operations.
(5)	In 2003 we incurred costs of $363,000 in connection with amending a credit facility.

The following table outlines our operating expenses, excluding (1) the $4.7 million gain on sale of our San Antonio operations in 2004, (2) the aggregate $14.6 million in charges for impairment of goodwill, intangible and long-lived assets and items (1) through (5) in the above table, for the years ended December 31, 2004 and 2003 below (in thousands):

	2004	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2004	2003
Service fee revenue	$251,291	$242,038	3.8%

Cost of services	157,921	148,259	6.5	62.8	61.3	150
Equipment lease	17,660	17,230	2.5	7.0	7.1	(10)
Provision for doubtful accounts	22,337	20,228	10.4	8.9	8.4	50
Depreciation and amortization	24,750	25,537	(3.1)	9.8	10.6	(80)
Corporate, general and administrative	18,719	14,126	32.5	7.4	5.8	160
Interest expense, net	16,974	17,670	3.9	6.8	7.3	(50)

Total operating expense, excluding gain and charges	$258,361	$243,050	6.7%	102.8%	100.4%	240

Comparable results excluding certain Medical Services Agreement operations (San Antonio and the terminated Mid-Atlantic agreement) are presented below:

	2004	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2004	2003
Service fee revenue	$239,393	$220,925	8.4%

Cost of services	152,153	139,028	9.4	63.6	62.9	70
Equipment lease	17,546	17,054	2.9	7.3	7.7	(40)
Provision for doubtful accounts	19,713	17,291	14.0	8.2	7.8	40
Depreciation and amortization	24,062	23,852	0.9	10.1	10.8	(70)
Corporate, general and administrative	18,719	14,126	32.5	7.8	6.4	140
Interest expense, net	16,799	17,242	(2.6)	7.0	7.8	(80)

Total operating expense, excluding gain and charges	$248,992	$228,593	8.9%	104.0%	103.5%	50

Cost of services consists of (1) field salaries and benefits, (2) field supplies, (3) facility rent (lease) and (4) other field expenses.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the year ended December 31, 2004 were 34.4% compared to 32.9% for the year ended December 31, 2003. This increase resulted primarily from (1) higher cost of temporary labor required to fill vacant positions, especially radiology technologists (2) salary market adjustments effective in July 2004 for certain employees at one of our subsidiaries, and (3) bonuses paid to field personnel. Field salaries and benefits costs were also impacted by new imaging centers placed into operations since December 31, 2003, internal recruiting costs to fill open positions and internal marketing costs related to new sales program initiatives. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the year ended December 31, 2004 and 2003, excluding the San Antonio and the terminated Mid-Atlantic operations, were 35.1% and 34.1%, respectively. Management continues to evaluate our service offerings, patient flows and technology offerings to identify more efficient and less costly methods of providing high quality patient care and continues to evaluate its back office and support operations for new opportunities to gain economies of scale. We believe our REWARD Program, once fully implemented, will help us achieve greater efficiencies and lower our operating costs. In connection with field salaries and benefits, market studies performed in our primary operating locations indicate that certain employee positions could be above or below market salary rates. We address performance and merit increases on an annual basis in March through our Focal Point Review process.

Field supplies as a percentage of service fee revenue from continuing operations for the year ended December 31, 2004 were 5.9% compared to 6.5% for the year ended December 31, 3003. This percentage decline was primarily due to (1) reduced film costs at one subsidiary that implemented a PACS system in 2004, (2) improved control over supply costs and (3) a decrease in nuclear medical volume, which reduces our radiopharmaceutical costs.

Field rent increased in the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to the impact of imaging centers placed in operation since December 31, 2003.

Equipment lease expenses increased in the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to the impact of imaging center sites placed into operation since December 31, 2003 and decisions we made to lease rather than buy certain imaging equipment offset by the impact of lease buyouts and the acquisition of an equipment financing right effective October 31, 2004 which, as discussed above, eliminates equipment lease expense that was previously recorded based on volume.

Other field expenses increased in the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to system conversion, upgrade and outsourcing costs for our patient accounting systems, physician purchased service costs, higher marketing costs in our primary operations, higher workers’ compensation costs and higher off-site storage costs offset by decreases in repairs, maintenance and service contract costs on diagnostic equipment, lower legal and consulting purchased service costs related to the OIG matter, lower malpractice insurance costs and lower external recruiting costs.

Provision for doubtful accounts increased by $2.1 million in the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to weaker than expected collection performance on receivables owed us for professional services we performed at two Mid-Atlantic hospitals as well as receivables we retained from the sale of our San Antonio operations.

Depreciation and amortization decreased in the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to the effect of asset impairments and the impact of assets that became fully depreciated during fiscal 2004, offset by the impact of new imaging centers and new equipment placed in service since December 31, 2003, lease buyouts in 2004, and the acquisition of an equipment financing right and related diagnostic equipment effective October 31, 2004.

Corporate, general and administrative expenses increased in the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to costs associated with filling vacant executive positions, relocation costs for our former chief executive officer, approximately $1.2 million in costs relating to our Sarbanes-Oxley Section 404 compliance efforts, increased costs related to our sales, marketing, information technology and development departments and approximately $800,000 in management bonus costs accrued in the 2004 fourth quarter, offset by reduced legal costs as a result of establishing an in-house legal department which resulted in reducing our contracted legal costs.

Interest expense (net of interest income) for the year ended December 31, 2004 compared to the year ended December 31, 2003 is lower due primarily to our $1.73 million retirement of debt in the second quarter of 2004.

Equity in earnings decreased in 2004 compared to 2003 primarily due to the sale of certain joint ventures in connection with our San Antonio operations, a $286,000 charge to increase contractual adjustments in the fourth quarter of 2004, increases in contractual adjustments and provision for doubtful accounts during 2004 and increased tube replacement costs.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

For the year ended December 31, 2003, our operations declined in spite of volume increases of 3.7% compared to volumes for the year ended December 31, 2002, due to increased competition, the slow down of the economy, increased payor pre-authorization activity and a shortage of technologists. This resulted in a decrease in service fee revenue of 5.6% over the year ended December 31, 2002.

The following table outlines our operating expenses, excluding (1) $1.3 million and $587,000 of severance and other related costs in 2003 and 2002 respectively, (2) $1.1 million for litigation settlement and regulatory matters in 2003, (3) $363,000 of costs related to an amendment of the credit facility in 2003, and (4) $546,000 to meet HIPAA compliance requirements in 2003, for the years ended December 31, 2003 and 2002 below:

	2003	2002	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2003	2002
Service fee revenue	$242,038	$256,344	(5.6)%

Cost of services	148,259	145,049	2.2	61.3	56.6	470
Equipment lease	17,230	15,653	10.1	7.1	6.1	100
Provision for doubtful accounts	20,228	21,540	(6.1)	8.4	8.4	—
Depreciation and amortization	25,537	24,568	3.9	10.6	9.6	100
Corporate, general and administrative	14,126	15,172	(6.9)	5.8	5.9	(10)
Interest expense, net	17,670	18,388	(3.9)	7.3	7.2	10

Total operating expense, excluding gain and charges	$243,050	$240,370	1.1%	100.4%	93.8%	660

Comparable results excluding certain Medical Services Agreement operations (San Antonio and the terminated Mid-Atlantic agreement) are presented below:

	2003	2002	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2003	2002
Service fee revenue	$220,925	$255,839	(6.3)%

Cost of services	139,028	135,849	2.3	62.9	57.6	530
Equipment lease	17,054	15,457	10.3	7.7	6.6	110
Provision for doubtful accounts	17,291	18,559	(6.8)	7.8	7.9	(10)
Depreciation and amortization	23,852	23,212	2.8	10.8	9.8	100
Corporate, general and administrative	14,126	15,172	(6.9)	6.4	6.4	—
Interest expense, net	17,242	18,023	(4.3)	7.8	7.6	20

Total operating expense, excluding gain and charges	$228,593	$226,272	1.0%	103.5%	95.9%	760

Cost of services consists of (1) field salaries and benefits, (2) field supplies, (3) facility rent (lease) and (4) other field expenses.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the year ended December 31, 2003 were 32.9% compared to 30.0% for the year ended December 31, 2002. This increase resulted primarily from rising salary costs, including health insurance for technologists and salary pressure related to hiring and retaining technologists. In addition, the Company experienced an increase in temporary labor costs to address open positions. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the year ended December 31, 2003 and 2002, excluding the San Antonio and terminated Mid-Atlantic operations, were 34.1% and 30.9%, respectively.

Field supplies as a percentage of service fee revenue from continuing operations for the year ended December 31, 2003 were 6.5% compared to 5.9% for the year ended December 31, 3002. This percentage increase was primarily due to increased film costs in the year ended December 31, 2003 compared to the year ended 2002.

Field rent and equipment lease expenses increased in the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily due to the impact of imaging center sites placed into operations since December 31, 2002, operating leases for new equipment and higher same store facility lease costs for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Other field expenses decreased in the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily due to insurance expense and other costs no longer incurred by the Company for two medical services agreements amended in 2002 and the elimination of a revenue tax no longer required by the state of Florida.

In addition, in 2003, the Company recorded charges of (1) $775,000 associated with our self-reporting of certain lease agreements to the OIG and related legal and consultant costs, and (2) $300,000 for a legal settlement. Radiologix has qualified for the Provider Self-disclosure Protocol of the OIG. The Provider Self-disclosure Protocol is a self-reporting program that provides for minimizing the cost and disruption associated with on-going investigations of the OIG.

During 2003, the Company incurred $1.6 million in severance and other related costs. These costs include severance costs incurred in connection with changes in the Company’s executive and senior management team and the reduction of employees at the corporate office and among certain field offices. In February 2003, the former president and chief operating officer resigned from his positions. In March 2003, we began a cost reduction program to reduce administrative positions. In May 2003, the former general counsel resigned from his position, effective July 31, 2003. In October 2003, the chief financial officer was appointed to the chief operating officer position. In the fourth quarter of 2003, we recorded $288,000 of recruiting costs for the open executive (chief financial officer and general counsel) and senior level positions.

We recorded $978,000 in severance and other related costs in the fourth quarter of 2002. These costs include severance payments to our former chairman and chief executive officer and recruiting costs related to the search for a new chief executive officer. In February 2003, a new president and chief executive officer was named.

Corporate, general and administrative expenses totaled $15.3 million and $15.2 million in 2003 and 2002, respectively. As a percentage of service fee revenue, these costs were 6.4% and 6.5% in 2003 and 2002, respectively. In the fourth quarter of 2003, we recorded financing costs of $363,000 related to an amendment of the credit facility. During 2003, the expected annual cost savings of $2.0 million on an annual basis from the reduction of employees had been offset by additional legal costs, consulting services and insurance costs.

Depreciation and amortization expense increased $900,000 in 2003 versus 2002. The increase in depreciation expense is primarily attributable to the purchases of property and equipment for replacement, maintenance, and expansion in 2003 and 2002. In addition, amortization expense increased $400,000 in 2003 due to an increase of $6.0 million in intangibles related to restructuring of certain service agreements in 2002.

Interest expense, net of interest income, decreased $700,000, to $18.4 million in 2003 from $17.7 million in 2002. The decrease in expense is primarily due to the reduction of convertible debt outstanding during 2002.

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

	2004 QUARTER ENDED				2003 QUARTER ENDED
	MAR. 31	JUNE 30	SEPT. 30	DEC. 31	MAR. 31	JUNE 30	SEPT. 30	DEC. 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Service fee revenue	$66,042	$66,211	$63,613	$55,425	$59,444	$60,018	$60,078	$62,498
Income (loss) from continuing operations before income taxes	1,362	943	(8,523)	(9,964)	(522)	638	260	(2,131)
Income (loss) from continuing operations	817	846	(5,175)	(6,822)	(313)	383	156	(1,278)
Income (loss) on discontinued operations	(3,524)	(2,955)	(211)	(1,012)	(4,297)	(107)	(802)	(1,705)

Net income (loss)	$(2,707)	$(2,109)	$(5,386)	$(7,834)	$(4,610)	$276	$(646)	$(2,983)

Earnings (loss) Per Common Share:
Income (loss) from continuing operations – basic	$0.04	$0.04	$(0.24)	$(0.31)	$(0.01)	$0.02	$0.01	$(0.06)
Income (loss) from discontinued operations – basic	(0.16)	(0.14)	(0.01)	(0.05)	(0.20)	(0.01)	(0.04)	(0.08)

Net income (loss) – basic	(0.12)	(0.10)	(0.25)	(0.36)	(0.21)	0.01	(0.03)	(0.14)
Income (loss) from continuing operations – diluted	0.04	0.04	(0.24)	(0.31)	(0.01)	0.02	0.01	(0.06)
Income (loss) from discontinued operations – diluted	(0.16)	(0.13)	(0.01)	(0.05)	(0.20)	(0.01)	(0.04)	(0.08)

Net income (loss) – diluted	$(0.12)	$(0.09)	$(0.25)	$(0.36)	$(0.21)	$0.01	$(0.03)	$(0.14)

Weighted Average Shares Outstanding:
Basic	21,766	21,770	21,806	21,816	21,695	21,695	21,741	21,764
Diluted	22,288	22,220	21,806	21,816	21,695	21,823	22,224	21,764

Income (loss) for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and the corresponding periods in 2003 include the following for continuing operations:

	2004 QUARTER ENDED				2003 QUARTER ENDED
	MAR. 31	JUNE 30	SEPT. 30	DEC. 31	MAR. 31	JUNE 30	SEPT. 30	DEC. 31
Service fee revenue reduction	$—	$—	$—	$9,128	$—	$—	$—	$—
Equity in earnings reduction	—	—	—	286	—	—	—	—
Impairment of goodwill, intangible and other long-lived assets	—	5,752	7,474	1,332	—	—	—	523
Contract termination costs	—	—	515	—	—	—	—	—
Severance and related costs	—	—	405	—	969	311	—	288
Litigation and regulatory matters	—	—	295	—	—	—	775	1,121
Gain on sale of operations	—	(4,669)	—	—	—	—	—	—
Amendment of credit facility	—	—	—	—	—	—	—	363

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for the year ended December 31, 2004, was derived from cash and cash equivalents and net cash generated by operating activities, as well as $14.1 million in cash proceeds from the sales of our San Antonio, Texas operations and certain of our Questar centers. As of December 31, 2004, we had current assets of $97.1 million, including cash and cash equivalents of $34.1 million, and current liabilities of $31.7 million, including current maturities of long-term debt and capital lease obligations of $157,000. For the year ended December 31, 2004, we generated $27.3 million in net operating cash flow, invested $26.9 million and used cash of $3.0 million in financing activities.

Net cash from operating activities for the year ended December 31, 2004 of $27.3 million decreased from $36.6 million for the same period in 2003. Our days sales outstanding on accounts receivable decreased from 73 days at December 31, 2002 to 63 days at December 31, 2003 and to 48 days at December 31, 2004. We calculate days sales outstanding by dividing accounts receivable, net of allowances, by the three-month average revenue per day.

Net cash used in investing activities for the year ended December 31, 2004 and 2003 was $26.9 million and $15.2 million, respectively. Purchases of property and equipment during the years ended December 31, 2004 and 2003 were $24.0 million and $16.5 million, respectively, including $2.8 million to buyout operating leases in 2004. In the fourth quarter of 2004, we acquired an equipment financing right and diagnostic equipment for $15.5 million in cash. In 2004, we received $14.1 million in consideration for the sale of certain operations and imaging centers. Also during 2004, we transferred $5.5 million to restricted cash in accordance with our Master Lease Agreement with GE Healthcare Financial Services (GE) as discussed below. We expect to spend approximately $2.9 million in fiscal 2005 on equipment lease buyouts.

Net cash flows used in financing activities for the year ended December 31, 2004 and 2003 were $3.0 million and $3.8 million, respectively. At December 31, 2004, we had outstanding senior note borrowings of $158.3 million and a $12.0 million convertible subordinated junior note. At December 31, 2004, amounts considered outstanding under the revolving credit facility totaled $1.3 million related to two letters of credit in connection with our high retention workers’ compensation program with $29.3 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

At December 31, 2004, we had not met certain incurrence tests under our debt agreements. As a result, we are limited to borrowing an additional $20.0 million until such time as we meet these tests.

On July 9, 2004, we amended our master lease with GE under an Amended and Restated Master Lease Agreement. Through this arrangement, GE has agreed to fund up to $60.0 million of equipment leases through December 31, 2006, and requires that at least two-thirds of the outstanding balance represent GE healthcare equipment. In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying December 31, 2004 balance sheet includes $5.5 million of restricted cash under this provision. GE provided us with a written waiver stating that GE agreed to waive compliance with the financial leverage ratio for the year ending December 31, 2004 and to modify this calculation for 2005 to exclude the $9.1 million adjustment that was recorded to reduce service fee revenue and accounts receivable in the fourth quarter of 2004.

At December 31, 2004 applicable amounts outstanding under the Master Lease Agreement totaled $27.7 million; commitments for leases signed but not placed in service under the Master Lease Agreement were $5.4 million, and $26.9 million remained available for future leases.

In fiscal 2005, we plan to spend approximately $11.0 million for capital expenditures in connection with our REWARD Program, $21.0 million for expansion of centers including de novo projects and commit $26.0 million for major diagnostic equipment leases over the respective lease terms.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development cost of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. We currently believe that our cash balances, the expected cash flow from operations, and our borrowing capacity under our revolving credit facility and our master lease line will be sufficient to fund our working capital, acquisitions and capital expenditure requirements for the next eighteen months. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of future acquisitions and repayment of debt. We intend to fund these long-term liquidity needs from cash generated from operations, available borrowings under our revolving credit facility, our master lease line of credit, and future debt and equity financings. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent we are unable to generate sufficient cash from our operations, or if funds are not available under our revolving credit facility or our master lease line, we may be unable to meet our capital expenditure and debt service requirements. Furthermore, we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

As of December 31, 2004, long-term debt, including capital lease obligations and non-cancelable operating leases are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long term debt	$170,250	$—	$—	$170,250	$—
Capital lease obligations	249	157	66	26	—
Operating leases	103,456	22,185	37,158	25,741	18,372

Total contractual cash obligations	$273,955	$22,342	$37,224	$196,017	$18,372

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

The preparation of our consolidated financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how they can impact our financial statements. A critical accounting policy is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We identified our most critical accounting policies to be:

•	revenue recognition and estimation of allowances for contractuals and doubtful accounts;

•	evaluation of intangible assets, including goodwill, and long-lived assets for impairment; and

•	estimation of a valuation allowance in accounting for income taxes (deferred tax assets).

Revenue Recognition, Contractual Allowances and Allowances for Doubtful Accounts

As disclosed in our 2004 Form 10-Q for the nine months ended September 30, 2004, we expected to finalize a retrospective collection analysis of our accounts receivable in the fourth quarter of 2004. Accordingly, in connection with our December 2004 year-end closing process, we did finalize this retrospective collection analysis. This retrospective process represents an enhancement to our methodology for estimating the amount of contractual adjustments and provision for doubtful accounts necessary to reduce gross revenue (billed charges) and gross receivables to net amounts realizable from managed care, Medicare, Medicaid, private and other payors. This enhanced methodology is based on the matching of cash collections to billed charges by month of service. In connection with our provision for doubtful accounts, we continue to record this expense based on historical write-offs which experience has not significantly changed. As a result of the above process, we increased contractual adjustments by $9.1 million resulting in a corresponding decrease in service fee revenue and accounts receivable in the fourth quarter of 2004 to reflect the change in estimate of net realizable value.

Service fee revenue from the contracted radiology practice groups (professional revenue component) and diagnostic imaging centers (technical revenue component) is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established gross charges billed and reduced by estimated contractual adjustments and amounts retained by the contracted radiology practice groups under the terms of medical services agreements. Our patient accounting system currently does not record contractual adjustments at the time of billing. Instead, contractual adjustments and the provision for doubtful accounts are estimated based on historical collection experience using a retrospective collection analysis, which we began using in December 2004, payment-versus-charge schedules and aging models. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables), our estimates of the net realizable value of patient receivables could be reduced by a material amount. We plan to implement a system in fiscal 2005 that will allow us to record contractual adjustments at the time of billing. We have estimated that a change in our collection percentage of 1.0% could result in a change in service fee revenue of $5.0 million per year.

Our accounts receivable write-off process is primarily system-driven whereby a series of communications requesting payment is sent to a private payor who either is without healthcare benefit coverage or who owes us a co-pay amount . These communications increase in intensity and urgency as the receivable becomes more delinquent. Once the communication cycle is completed and the receivable remains uncollected, it is written off in our patient accounting system. We also review accounts receivable “events checklists” which are designed to identify significant delinquent accounts receivable. Write-offs for accounts identified by our events checklists are approved by the Vice President of our Patient Services Group.

Write-offs for accounts receivables have been relatively constant, but we can experience increases for specified events, primarily when we retain receivables for businesses we dispose of, such as our San Antonio, certain Questar centers and certain Mid-Atlantic operations in 2004.

Impairment of Goodwill, Intangible and Long-Lived Assets

Goodwill

Goodwill and other intangible assets with indefinite useful lives are subject to at least annual assessments for impairment by applying a fair-value-based test. We conduct our annual impairment fair-value-based test during the first quarter of each fiscal year. We also review the recoverability of our goodwill on a quarterly basis, including a review of events or changes in circumstances that may indicate that the carrying amount may not be recoverable. At December 31, 2004 the balance of goodwill, which relates entirely to our Questar subsidiary operation, is approximately $2.2 million.

Intangible and Long-Lived Assets

Impairment losses are recognized for long-lived assets through operations when events or changes in circumstances that may indicate that the carrying amount may not be recoverable and the underlying net cash flows are not sufficient to support the assets’ carrying value. Examples of events or changes in circumstances or in the business climate can include, but are not limited to the following:

a.	History of operating losses or expected future losses

b.	Significant adverse change in legal factors

c.	Significant adverse change in the extent or manner in which the assets are used or in the physical condition of the assets

d.	Current expectations to dispose of the assets by sale or other means

e.	Reductions or expected reductions of cash flow

Our medical services agreements, included in the consolidated balance sheets as intangible assets, are not considered to have indefinite useful lives and will continue to be amortized over a useful life of 25 years based on SEC guidance. We regularly evaluate the carrying value and lives of the finite lived intangible assets in light of any events or circumstances that we believe may indicate that the carrying amount or amortization period should be adjusted.

Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Developing our provision for income taxes, including our effective tax rate, and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, any estimated valuation allowances we deem necessary to value deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We have significant noncurrent deferred tax assets at December 31, 2004. Realization of these deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the twenty-year loss carryforward period. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Our tax strategy to realize deferred tax assets resulting from the impairment of goodwill and long-lived assets at certain of our Questar centers, involves the future disposal of the remaining six Questar centers we are currently operating at December 31, 2004. Until we dispose of all our Questar operations, we cannot, under the current tax regulations, deduct these particular impairment charges. As of December 31, 2004, we plan to operate these six Questar centers for the next few years, as long as they are profitable; however, we do not plan to invest in new equipment for these six centers. At the point the cumulative operations begin to deteriorate, we will make a cost benefit decision in which we will compare the estimated future profitability of these centers to the potential tax benefits we could realize upon disposal.

FORWARD-LOOKING STATEMENTS

Throughout this report we make “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include words such as “may,” “will,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	economic, demographic, business and other conditions in our markets;

•	the highly competitive nature of the healthcare business;

•	changes in patient referral patterns;

•	changes in the rates or methods of third-party reimbursement for diagnostic imaging services;

•	changes in our contracts with radiology practice groups;

•	changes in the number of radiologists operating in our contracted radiology practice groups;

•	the ability to recruit and retain technologists;

•	the availability of additional capital to fund capital expenditure requirements;

•	lawsuits against Radiologix and our contracted radiology practice groups;

•	changes in operating margins, particularly changes due to our managed care contracts and capitated fee arrangements;

•	failure by Radiologix to comply with state and federal anti-kickback and anti-self referral laws or any other applicable healthcare regulations;

•	changes in business strategy and development plans;

•	changes in federal, state or local regulations affecting the healthcare industry;

•	our indebtedness, debt service requirements and liquidity constraints;

•	risks related to our Senior Notes and healthcare securities generally;

•	interruption of operations due to severe weather or other extraordinary events; and

•	charges for unusual or infrequent (nonrecurring) matters.

RISK FACTORS

An investment in our common stock or notes involves a high degree of risk. You should carefully consider the risk factors listed below, as well as the other information included or incorporated in this report, before investing in our common stock or notes.

Risks Related to Our Company and Our Industry

Our revenue is dependent on referrals.

We generate most of our revenue from fees charged for the use of our diagnostic imaging equipment at our centers. This revenue depends on referrals from third parties, many of which are made by physicians who have no contractual relationship with us. We also generate revenue from service fees that we receive from the contracted radiology practices. If a sufficiently large number of physicians discontinue referring patients to us, our procedure volume could decrease, which would reduce our revenue and operating margins.

Further, commercial third-party payors have implemented programs to control costs that could limit the ability of physicians to refer patients to us. For example, prepaid healthcare plans, such as health maintenance organizations, in certain instances provide diagnostic-imaging services directly and contract directly with providers and require their enrollees to obtain these services from only these providers. Some insurance companies and self-insured employers also limit these services to contracted providers. These “closed panel” systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside of the system’s designated panel of providers. We may not be able to compete successfully for managed care contracts against entities with greater resources within a market area.

Changes in third-party payment rates or methods for diagnostic imaging services could create downward pricing pressure, which would result in a decline in our revenue and harm our financial position.

Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. Substantially all of the revenue of our diagnostic imaging centers and the contracted radiology practices is currently derived from commercial third-party payors, government sponsored healthcare programs (principally, Medicare and Medicaid) and private and other payors. For 2004, revenue generated at our diagnostic imaging centers consisted of 62% from managed care, 29% from Medicare and Medicaid, and 9% from private and other payors.

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

In 2004, we terminated medical services agreements with contracted radiology practices in San Antonio, Texas and the Mid-Atlantic.

Our success is dependent on an operational turnaround.

We may be unable to successfully complete the operational turnaround of this Company. Over the past year we have reviewed our overall operations, disposed of under performing operations, invested in strategic projects such as our REWARD Program, authorized new equipment expenditures, increased marketing initiatives and placed greater focus on Physician Advisory Board (PAB) communications (which involve meetings planned throughout the year with representatives of our contracted radiology practices to discuss strategic initiatives in the market place). There can be no assurance that these actions, or future actions that we may take, will successfully turnaround the operations of the Company.

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

Our ability to expand is also dependent on our ability to compete for opportunities. We may not be able to compete effectively for the acquisition of diagnostic imaging centers, joint venture opportunities or other outsourcing relationships. Our competitors may have better-established operating histories and greater resources than we do. Competitors may make it more difficult to complete acquisitions or joint ventures on terms beneficial to us.

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

We may be subject to professional liability claims, including, without limitation, for improper use or malfunction of our diagnostic imaging equipment. Our operations, as well as the services we provide on behalf of the contracted radiology practices, also may be subject to lawsuits for inappropriate use or disclosure of individually identifiable patient health information. We maintain insurance policies with coverages that we believe are appropriate in light of the risks attendant to our business and consistent with industry practice. We also require the contracted radiology practices to maintain professional liability insurance consistent with industry practice. However, adequate liability insurance may not be available to us and the contracted radiology practices in the future at acceptable costs or at all.

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

The market for diagnostic imaging services is competitive. We compete principally on the basis of our reputation for providing multiple modalities, our conveniently located centers and our cost-effective, high-quality diagnostic imaging services. We compete locally with groups of radiologists and some non-radiologist physician practices, established hospitals, clinics and certain other independent organizations that own and operate imaging equipment. Our major national competitors include Alliance Imaging, Inc., InSight Health Services Corp., Medical Resources, Inc., and MedQuest, Inc. Some of our local or national competitors that provide diagnostic-imaging services may now or in the future have access to greater financial resources than we do and may have access to newer more advanced equipment.

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

During the summer months our average daily diagnostic imaging procedures decrease, which reduces our service fee revenues during those months. The decrease in average daily diagnostic imaging procedures may have resulted from referring physicians or their patients taking vacation. We cannot give any assurance that our future procedure volume and service fee revenues will not be affected by similar circumstances during the summer months or other traditional vacation times of the year.

Severe weather conditions can adversely affect our operations. We cannot give any assurance that our future procedure volume and service fee revenues will not be adversely affected by weather-related interruptions.

Managed care contracts and capitated fee arrangements could reduce our operating margins.

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

We have also entered into written employment agreements with our Chief Executive Officer and President, Senior Vice President, General Counsel and Secretary and Senior Vice President and Chief Financial Officer, which contain provisions that require us to pay certain amounts to the executives upon their termination following a change of control. These agreements may delay or prevent a change of control of Radiologix.

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

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The Federal False Claims Act further provides that a lawsuit there under may be initiated in the name of the United States by an individual who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are in compliance with the rules and regulations that apply to the Federal False Claims Act. However, we could be found to have violated certain rules and regulations resulting in sanctions under the Federal False Claims Act. If we are found in violation, any sanctions imposed could result in fines and penalties and restrictions on and exclusions from participation in federal and state healthcare programs that are integral to our business.

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

We could be harmed if payors are unable to comply with HIPAA Standard Transaction and Code Set Requirements.

The administrative provisions of HIPAA direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data between healthcare payors, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards, thus eliminating all nonstandard formats currently in use. Our contracted radiology practices and diagnostic imaging centers are “covered entities” under HIPAA, and as such, have to comply with the HIPAA electronic data interchange mandates. A failure in our continued ability to comply with HIPAA Standards or the discontinuance of CMS or payor contingency plans could cause us to experience a delay in claims processing by its payors or lead to a large number of rejected or denied claims. Either of these results may slow our cash collections and increase our accounts receivable days sales outstanding.

Risks Related to Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations on our notes or notes issued to replace them.

At December 31, 2004, we had approximately $170.5 million of indebtedness. In addition, we have the ability to borrow up to $29.3 million under our credit facility. Also, subject to restrictions in the indenture and the credit facility, we may incur additional indebtedness.

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

We expect to obtain the money to pay our expenses and to pay the amounts due under our notes and other debt from our operations, borrowings under our credit facility and new borrowings. Our ability to meet our expenses depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our business may not generate sufficient cash flow from operations in the future, our currently anticipated growth in revenue and cash flow may not be realized on schedule and future borrowings may not be available in an amount sufficient to enable us to repay indebtedness, including our notes, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then existing debt (including our notes), sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our credit facility and any indenture, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve these alternatives could significantly adversely affect the value of our notes and our ability to pay the amounts due under them.

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

We are a holding company. Our only material assets are our ownership interests in our subsidiaries. Consequently, we depend on distributions or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, including with respect to our notes. Our non-guarantor subsidiaries are not obligated to make funds available for payment on our notes. Only our subsidiaries that are not unrestricted subsidiaries will guarantee our notes. The financial statements included in this report are presented on a consolidated basis, including all of our subsidiaries. The aggregate total assets at December 31, 2004 of our subsidiaries that are not guarantors of our notes were $7.8 million, or 3.1% of our total assets at December 31, 2004. The operating results of our guarantor subsidiaries may not be sufficient to enable us to make payments on our notes. In addition, our rights and the rights of our creditors, including holders of our notes, to participate in the assets of any of our non-guarantor subsidiaries upon their liquidation or recapitalization will generally be subject to the prior claims of those subsidiaries’ creditors. As a result, our notes are effectively subordinated to the indebtedness of the non-guarantor subsidiaries. As of December 31, 2004, the total liabilities of our non-guarantor subsidiaries, excluding intercompany liabilities, were $1.1 million, or 0.5% of our total liabilities.

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

Our borrowing availability under our $35 million credit facility is determined through a formula, which allows us to borrow up to 85% of eligible accounts receivable, as defined under the credit facility. If we are unable to generate sufficient eligible accounts receivable, then we may not be able to borrow the full $35 million. At December 31, 2004 we had $29.3 million available for borrowing. To the extent that financing under the credit facility, or other financing sources is not available to us or we are not able to generate sufficient cash through operations, we may be restricted in our ability to meet capital expenditure requirements.

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

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

Company management continues to monitor our controls to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be challenged and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, credit facilities, and its senior and convertible notes. At December 31, 2004, Radiologix had $1.3 million considered outstanding under its revolving credit facility related to two letters of credit in connection with our high retention workers’ compensation program. Radiologix’s notes bear interest at fixed rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Radiologix, Inc.

We have audited the accompanying consolidated balance sheets of Radiologix, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of management of Radiologix, Inc. (the “Company”). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiologix, Inc. at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method for accounting for goodwill as of January 1, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Radiologix, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

Ernst & Young LLP

March 8, 2005

Dallas, Texas

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Radiologix, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Radiologix, Inc. did not maintain an effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness in Radiologix, Inc.’s procedures for comparing cash collections to gross charges used to estimate contractual adjustments and the provision for doubtful accounts to reduce gross revenue (billed charges) and gross accounts receivable to their net realizable amounts, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Radiologix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment, management identified as a material weakness inadequate controls over procedures for comparing cash collections to gross charges. These procedures are used to estimate contractual adjustments and the provision for doubtful accounts. The effect of this was to reduce gross revenue (billed charges) and gross accounts receivable to their net realizable amounts. Consequently, the Company recorded an increase in contractual adjustments of $9.1 million and a corresponding decrease in service fee revenue and accounts receivable in the fourth quarter of 2004, after year-end, in connection with the financial statement close process for the year ended December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 8, 2005 on those financial statements.

In our opinion, management’s assessment that Radiologix, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Radiologix, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

Ernst & Young LLP

March 8, 2005

Dallas, Texas

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	DECEMBER 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,084	$36,766
Restricted cash	5,539	—
Accounts receivable, net of allowances	44,197	58,746
Due from affiliates	2,029	4,104
Federal and state income tax receivables	3,905	378
Assets held for sale	305	251
Other current assets	6,996	7,571

Total current assets	97,055	107,816
Property and equipment, net	58,627	62,655
Investments in joint ventures	8,137	10,665
Goodwill	2,241	20,110
Intangible assets, net	71,200	67,917
Deferred financing costs, net	6,591	8,151
Deferred income taxes	8,892	—
Other assets	1,328	2,200

Total assets	$254,071	$279,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$11,342	$12,364
Accrued physician retention	8,384	8,821
Accrued salaries and benefits	7,339	7,788
Deferred income taxes	3,202	1,797
Accrued interest	708	815
Current maturities of capital lease obligations	48	1,438
Current maturities of long-term debt	109	261
Other current liabilities	536	482

Total current liabilities	31,668	33,766
Deferred income taxes	—	4,260
Long-term debt, net of current portion	158,270	160,000
Convertible debt	11,980	11,980
Capital lease obligations, net of current portion	92	376
Deferred revenue	6,903	7,312
Other liabilities	1,000	319

Total liabilities	209,913	218,013
Commitments and contingencies
Minority interest in consolidated subsidiaries	1,242	817
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 21,817,251 and 21,765,985 shares issued in 2004 and 2003, respectively and 21,798,567 and 21,747,301 outstanding in 2004 and 2003, respectively	2	2
Treasury stock	(180)	(180)
Additional paid-in capital	14,210	13,942
Retained earnings	28,884	46,920

Total stockholders’ equity	42,916	60,684

Total liabilities and stockholders’ equity	$254,071	$279,514

The accompanying notes are an integral part of these consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Service fee revenue	$251,291	$242,038	$256,344
Costs of operations:
Cost of services	158,613	149,034	145,049
Equipment leases	17,660	17,230	15,653
Provision for doubtful accounts	22,337	20,228	21,540
Depreciation and amortization	24,750	25,537	24,568

Gross profit	27,931	30,009	49,534

Severance and other related costs	405	1,568	978
Corporate general and administrative	18,919	15,335	15,172
Impairment of goodwill, intangible and long-lived assets	14,558	523	794
Interest expense, net	16,974	17,670	18,388
Gain on sale of operations	(4,669)	—	—

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(18,256)	(5,087)	14,202

Equity in earnings of unconsolidated affiliates	2,865	4,082	4,568

Minority interests in income of consolidated subsidiaries	(791)	(748)	(1,185)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(16,182)	(1,753)	17,585

Income Tax Expense (Benefit)	(5,848)	(701)	7,034

INCOME (LOSS) FROM CONTINUING OPERATIONS	(10,334)	(1,052)	10,551

Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(13,128)	(11,519)	342
Income tax expense (benefit)	(5,426)	(4,608)	137

Income (loss) from discontinued operations	(7,702)	(6,911)	205

NET INCOME (LOSS)	$(18,036)	$(7,963)	$10,756

INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations – basic	$(0.48)	$(0.05)	$0.50
Income (loss) from discontinued operations – basic	$(0.35)	$(0.32)	$0.01

Net income (loss) – basic	$(0.83)	$(0.37)	$0.51

Income (loss) from continuing operations – diluted	$(0.48)	$(0.05)	$0.47
Income (loss) from discontinued operations – diluted	$(0.35)	$(0.32)	$0.01

Net income (loss) – diluted	$(0.83)	$(0.37)	$0.48

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,789,517	21,724,165	20,957,026
Diluted	21,789,517	21,724,165	23,967,427

The accompanying notes are an integral part of these consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, January 1, 2002	19,698,154	$2	—	$—	$347	$44,127	$44,476
Exercise of stock options	399,131	—	—	—	1,090	—	1,090
Dilutive securities converted to common stock	1,625,600	—	—	—	12,225	—	12,225
Treasury stock received from contracted radiology practice	(18,684)	—	18,684	(180)	—	—	(180)
Shares cancelled	(9,048)	—	—	—	—	—	—
Net income	—	—	—	—	—	10,756	10,756

BALANCE, December 31, 2002	21,695,153	2	18,684	(180)	13,662	54,883	68,367
Exercise of stock options	70,832	—	—	—	253	—	253
Stock options granted to consultant	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	(7,963)	(7,963)

BALANCE, December 31, 2003	21,765,985	2	18,684	(180)	13,942	46,920	60,684
Exercise of stock options	51,266	—	—	—	190	—	190
Stock options granted to consultant	—	—	—	—	40	—	40
Restricted stock grants	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	(18,036)	(18,036)

BALANCE, December 31, 2004	21,817,251	$2	18,684	$(180)	$14,210	$28,884	$42,916

The accompanying notes are an integral part of these consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,036)	$(7,963)	$10,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities – including discontinued operations:
Minority interests in income of consolidated subsidiaries	791	748	1,185
Equity in earnings of unconsolidated affiliates	(2,865)	(4,082)	(4,568)
Depreciation and amortization	25,353	27,386	26,472
Impairment of goodwill, intangible and long-lived assets	25,536	9,390	2,700
Gains on sales of operations and imaging centers, net	(4,757)	—	—
Deferred revenue	(409)	(409)	8,130
Deferred income tax expense (benefit)	(11,747)	9,335	(3,278)
Non-cash income from receipt of treasury stock	—	—	(180)
Changes in operating assets and liabilities:
Accounts receivable, net	15,464	10,631	(1,376)
Income taxes receivable	(3,527)	(378)	—
Other assets	3,424	483	2,418
Accounts payable and accrued expenses	(1,961)	(8,557)	641

Net cash provided by operating activities	27,266	36,584	42,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(5,539)	—	—
Purchases of property and equipment	(23,970)	(16,513)	(33,163)
Acquisition of equipment financing right	(13,948)	—	—
Net cash received on sales of operations and imaging centers	14,093	—	—
Contributions to joint ventures	(150)	(1,290)	(762)
Distributions from joint ventures	2,015	3,566	2,705
Repayments from (advances to) unconsolidated affiliates, net	673	(930)	2,628
Other investments	(104)	—	—

Net cash used in investing activities	(26,930)	(15,167)	(28,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations, primarily capital leases	(1,608)	(4,014)	(6,531)
Retirement of senior debt	(1,730)	—	—
Financing costs	—	(43)	(475)
Other items	320	253	1,090

Net cash used in financing activities	(3,018)	(3,804)	(5,916)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,682)	17,613	8,392
CASH AND CASH EQUIVALENTS, beginning of period	36,766	19,153	10,761

CASH AND CASH EQUIVALENTS, end of period	$34,084	$36,766	$19,153

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$17,318	$18,074	$18,999
Income taxes paid, net of refunds received	$3,997	$(9,290)	$7,868

The accompanying notes are an integral part of these consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 1. DESCRIPTION OF BUSINESS

Radiologix, Inc. (together with its subsidiaries, “Radiologix” or the “Company”), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers.

Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), position emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiology (X-ray) and fluoroscopy. As of December 31, 2004, we owned, operated or maintained, through our two operating segments, an ownership interest in imaging equipment at 76 locations with imaging centers located in 10 states, including primary operations in the Mid-Atlantic; the Bay Area, California; Treasure Coast, Florida; Northeast Kansas; and the Finger Lakes (Rochester) and Hudson Valley markets in New York state; and Questar operations with imaging centers located in Arizona, California, Colorado and Minnesota. We offer multi-modality imaging services at 52 of our diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

We also provide administrative, management and information services to certain radiology practices that provide professional services in connection with our diagnostic imaging centers and to hospitals and radiology practices with which we operate joint ventures. The services we provide leverage our existing infrastructure and, we believe, improve the profitability, efficiency and effectiveness of the radiology practice or joint venture.

Our results may be impacted by variability due to changes in modality mix and the volume of procedures performed, physician referral and vacation patterns, the impact of hospital and physician-affiliated imaging centers that compete in our primary and Questar operations, the timing and negotiation of managed care and service contracts, the availability of technologists and other personnel resources, and trends in receivable collectibility. We are impacted by seasonality in that referring physicians and technologists often schedule vacations in the summer months which typically results in a decline in our volumes and service fee revenue while increasing cost of services as we contract for the services of temporary technologists at higher rates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We have reclassified certain previously reported amounts, including (1) our results of operations to a “gross profit” presentation, (2) balances and results of operations related to subsequently discontinued operations to conform to the current period presentation and (3) supply rebates from general and administrative costs to field supplies, which is a component of cost of services in the accompanying consolidated statements of operations. These reclassifications have no impact on assets, liabilities, stockholders’ equity, net income (loss), or cash flows.

Use of Estimates in the Preparation of Financial Statements

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method. Amortization of assets under capital leases is included in depreciation and amortization.

Goodwill, Intangible and Long-lived Assets

The value of goodwill and intangible assets is stated at the lower of cost or fair value. Goodwill is not subject to amortization; however it is subject to periodic valuation assessments. Under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company is required to perform at least an annual impairment test and to consider other indicators that may arise throughout the year to reevaluate carrying value. To the extent book value exceeds fair value, at the date an impairment is determined, the Company reduces goodwill by recording a charge to operations. We perform our annual impairment test in the first quarter of each fiscal year.

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

In addition to the annual impairment test we perform with respect to goodwill, we regularly evaluate the carrying value of goodwill, intangible and long-lived assets for events or changes in circumstances that indicate that the carrying amount may not be recoverable or that the remaining estimated useful life should be changed. Potential indicators of impairment can include, but are not limited to (1) history of operating losses or expected future losses; (2) significant adverse change in legal factors; (3) changes in the extent or manner in which the assets are used; (4) current expectations to dispose of the assets by sale or other means and (5) reductions or expected reductions of cash flow. In the event that we determine there is an indication of impairment, we compare undiscounted net cash flows to the carrying value of the respective asset. If the carrying value exceeds the undiscounted net cash flows we perform an impairment calculation using discounted cash flows, valuation analysis from independent valuation specialists or comparisons to recent sales or purchase transactions to determine estimated fair value.

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line method, which approximates the effective interest method. As of December 31, 2004 and 2003, accumulated amortization of deferred financing costs was approximately $5.1 million and $3.5 million, respectively.

Accrued Physician Retention

Accrued physician retention represents amounts payable to contracted radiology practices under the medical services agreements. The service agreements require Radiologix to remit physician retention to the contracted radiology practices by the end of the month after the month in which services were rendered.

Revenue Recognition

Service fee revenue from contracted radiology practice groups (professional revenue component) and diagnostic imaging centers (technical revenue component) is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established gross charges billed and reduced by estimated contractual adjustments and amounts retained by the contracted radiology practice groups under the terms of medical services agreements. Our patient accounting system currently does not record contractual adjustments at the time of billing. Instead, contractual adjustments and the provision for doubtful accounts are estimated based on historical collection experience using a retrospective collection analysis, which we began using in December 2004, payment-versus-charge schedules and aging models. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables), our estimates of the net realizable value of patient receivables could be reduced by a material amount. We plan to implement a system in fiscal 2005 that will allow us to record contractual adjustments at the time of billing. We have estimated that a change in our collection percentage of 1.0% could result in a change in service fee revenue of $5.0 million per year.

Revenue Presentation

The Financial Accounting Standards Board’s Emerging Issues Task Force issued its abstract, Issue 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physicians Practice Management Entities and Certain Other Entities with Contractual Arrangements” (EITF 97-2). Since Radiologix has not established a “controlling financial interest” under EITF 97-2, Radiologix does not consolidate the contracted radiology practices.

Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Developing our provision for income taxes, including our effective tax rate, and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, any estimated valuation allowances we deem necessary to value deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure about the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long term-debt with the same maturities, when available, or discounted cash flows.

Concentration of Credit Risk

The Company’s accounts receivable consist primarily of service fee revenue generated by radiology practices and imaging centers for services performed, that are immediately purchased by us and ultimately due from Medicare, Medicaid, managed care and private and other payors. The Company estimates that approximately 29%, 28% and 27% of the these revenues in 2004, 2003 and 2002, respectively, were funded through the Medicare and Medicaid programs. The Company and its contracted radiology practices perform ongoing credit evaluations of their patients and generally do not require collateral. The Company and its contracted radiology practices maintain estimated allowances for potential credit losses.

Stock-Based Awards

The Company currently accounts for its employee stock-based compensation arrangements using the intrinsic-value method pursuant to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Accordingly, because stock options are issued at fair value at the date of grant we do not recognize compensation expense for our stock option grants.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) which promulgates a fair value method of accounting for stock-based employee compensation. It also requires certain disclosure in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123. Statement 123(R) supersedes APB 25, and amends Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123(R) on July 1, 2005 using the (a) modified-prospective method. As of December 31, 2004 we have not determined the effect that the adoption of Statement 123(R) will have on our financial position and results of operations.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

A summary of goodwill and intangible assets at December 31, 2004 and 2003 is as follows (in thousands):

	Estimated Useful Life	2004	2003
Goodwill	Indefinite	$2,241	$20,110

Medical services agreements	25 years	$76,577	$86,387
Equipment financing right	18 years	13,948	—

		90,525	86,387
Accumulated amortization		(19,325)	(18,470)

Intangible assets, net		$71,200	$67,917

Amortization expense for 2004, 2003 and 2002 was $3.8 million, $3.8 million and $3.4 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is $3.7 million, or $18.5 million in the aggregate.

Effective October 31, 2004, we entered into a definitive agreement to purchase, for $15.5 million in cash, diagnostic imaging equipment and an equipment financing right that was granted prior to the formation of Radiologix, and to assume certain equipment leases. As a result of this acquisition, we recorded a $13.9 million intangible asset for this equipment financing right which we are amortizing over 18 years, the remaining accounting life of the underlying medical services agreement (initially 25 years).

Under this financing right, the seller had a perpetual right to finance certain types of equipment on behalf of Radiologix and to charge the Company usage-based rent on these pieces of equipment. Service fee revenue is not affected as a result of this purchase. Instead, this acquisition eliminates expenses that previously varied based on volume resulting in incremental reductions in equipment lease expense as volume increases. If this transaction had been effective on January 1, 2004 instead of October 31, 2004, we estimate that cost of services would have increased by $500,000, equipment lease expense would have decreased by $4.5 million, depreciation and amortization would have increased by $1.4 million and pre-tax loss would have decreased by $2.6 million for the year ended December 31, 2004 (unaudited).

Intangible assets related to medical services agreements are primarily the result of acquisitions of imaging centers and affiliations with radiology practices in which the Company acquired certain assets and assumed certain liabilities of the radiology practices. Simultaneously with these acquisitions, the Company entered into medical services agreements with radiology practices whereby the Company provides management, administrative, technical and non-medical services. For providing services under these agreements, the Company receives a fee which is structured to align the interests of the Company and the radiology practices. Additionally, the medical services agreements restrict the radiology practices from competing with the Company and any other of the Company’s radiology practices within a specified geographic area during the term of the medical service agreements and also require each radiology practice to obtain and enforce similar restrictive covenants with the full-time physicians affiliated with their practices.

NOTE 4. IMPAIRMENT OF GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS

Impairment - Medical Services Agreement

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

As a result, Radiologix and the radiology group agreed to terminate the medical services agreement. The Company has decided to dispose of three unprofitable imaging centers and to transfer the professional reading responsibility for certain other centers to another radiology group that operates under a medical services agreement with us in the Mid-Atlantic market. As of December 31, 2004, the Company will no longer be a party to most of the other professional reading arrangements at certain hospitals and accordingly, we will receive minimal revenue from these arrangements in 2005.

Based on our assessment and the actions that we have undertaken, the Company recorded impairment charges of: $6.5 million to write-off the unamortized portion of intangible assets related to this group’s medical services agreement, and $800,000 to write-off long-lived assets related to the centers planned for disposition, one of which was disposed of in December 2004.

Revenues and pre-tax income for the remaining two centers planned for disposition in July and November 2005, respectively, and the professional reading arrangements that we will no longer be a party to, as reflected in continuing operations (including impairment charges), are as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Service fee revenue	$5,910	$5,890	$4,944

Pre-tax income (loss)	$(5,871)	$2,312	$1,805

Impairments – Questar Subsidiary

In December 2004, we recorded an impairment charge of $1.1 million to reduce goodwill related to our Questar center in Arizona. This center is one of six Questar sites that remain in continuing operations at December 31, 2004. We did not anticipate this impairment previously as the center is in a strategic location and was projected to improve in volumes, revenues and cash flows in the fourth quarter of 2004 and throughout 2005. However, it appears that because of disruption caused by the move to this new location, confusion in the community due to a change in the center’s name, and increased local competition, we have had difficulty in achieving the volumes, profitability and cash flow levels that we expected in the fourth quarter of 2004 and budgeted for in 2005. Accordingly, although we intend to keep this center open in an attempt to engineer a turnaround in its operations, our revised volume, profitability and cash flow estimates did not support the recoverability of this center’s goodwill at December 31, 2004.

In June 2004, after performing an extensive assessment of our Questar imaging center portfolio, management concluded that seven centers were not strategic to our future plans and would be unable to meet and sustain our profitability requirements going forward. That assessment considered the following: location, contracting leverage, expected capital requirements, the single modality nature of most of these centers, current operating trends, and the sale of our most profitable Questar center on June 21, 2004.

The Company’s decision to dispose of these seven imaging centers created an event that required us to reassess the carrying value of the assets related to these centers, including goodwill at our Questar segment. This reassessment considered the impact on the value of the ongoing, deteriorating operating trends in these centers, as well as the implications of disposing of individual centers versus operating those centers as part of an ongoing operating enterprise.

To assist us in that reassessment, we engaged an independent valuation firm to estimate the fair value of our combined Questar sites. The valuation performed by this firm was based on a blending of: (1) discounted cash flows and an exit multiple for the business, (2) a market approach using public company information, discounted to reflect the nature of the Questar operations, and (3) individual transactions experienced by Radiologix and similar companies in recent months. At management’s recommendation, the valuation firm applied a high (70%) weighting factor to the valuation derived under the individual transaction method described in (3) above.

Based on the independent valuation, Radiologix recognized an impairment charge of $10.4 million in the second quarter of 2004 to reduce the Questar goodwill carrying value to estimated fair value. This charge is in addition to the $5.5 million charge we recorded in the first quarter of 2004 related to Questar in connection with our annual assessment of goodwill. The first quarter valuation included the operating results of our most profitable Questar center and also gave equal weighting factors to an income and market approach. We also recorded a $617,000 pretax charge to impair long-lived assets of certain Questar centers in June 2004.

In 2003 and 2002, we recorded impairment charges of $8.9 million and $2.7 million, respectively, to write-down goodwill and long-lived assets, respectively, related to Questar imaging centers using expected sales values determined based on individual transactions experienced by Radiologix and our knowledge of the business environment, to estimate fair value.

The components of our impairment charges are as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Continuing Operations:

Impairment of goodwill and intangible assets	$13,365	$—	$—
Impairment of long-lived assets	1,193	523	2,700
Reclassification of long-lived assets impairment	—	—	(1,906)

	$14,558	$523	$794

Discontinued Operations:

Impairment of goodwill and intangible assets	$10,206	$8,867	$—
Impairment of long-lived assets	772	—	—
Reclassification of long-lived assets impairment	—	—	1,906

	$10,978	$8,867	$1,906

In November 2004, we sold our 80% joint venture interest in our Questar Tampa operations, including accounts receivable, to our venture partner for $275,000 in cash, resulting in a loss of $591,000, including the write-off of goodwill for $354,000.

In June 2004 we sold a Questar center for $3.1 million in cash, resulting in a gain of $682,000 net of a write-off of goodwill for $500,000.

The balance of goodwill, which relates entirely to Questar, is approximately $2.2 million at December 31, 2004.

The Company regularly considers whether events or circumstances may affect either the fair value of recorded intangible assets or their associated useful lives. At December 31, 2004, the combined operations of our remaining six Questar centers are generating positive cash flow; and, the Company does not believe there are any additional indicators that the carrying values or the useful lives of these assets need to be adjusted. However, in the event we decide to dispose of any remaining Questar centers, additional charges may result depending on cash flow and market conditions at the time of disposal.

Other Charges

A summary of other charges in continuing operations is as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Other impairment (1)	$538	$523	$—
Contract termination costs (2)	$515	$—	$—
Severance and related costs (3)	$405	$1,568	$978
Litigation and regulatory matters (4)	$295	$1,621	$—
Amendment of credit facility (5)	$—	$363	$—

(1)	We incurred impairment charges and other costs aggregating $263,000 in the third quarter of 2004 associated with damages from hurricanes impacting our Southeastern operations. We are currently working with our insurance broker to determine what, if any, insurance recoveries we may receive for property damage and may record insurance recoveries, if any, in fiscal 2005. In the fourth quarter of 2004, we recorded additional impairment charges of $275,000 for software related to our RIS system in our Northeast operations which software has been replaced in connection with our REWARD Program. In fiscal 2003, we incurred impairment charges of $523,000 to write-off a patient scheduling software system that we replaced. The above amounts are included in the components of impairment charges in the above table and in impairment of goodwill, intangible and other long-lived assets in the accompanying 2004 and 2003 statements of operations.
(2)	In the third quarter of 2004, we recorded $315,000 for lease termination costs related to diagnostic equipment no longer in use which is included in cost of services in the accompanying 2004 statement of operations; and $200,000 to write-off software costs associated with canceling a software contract, which is included in corporate general and administrative costs in the accompanying 2004 statement of operations.

(3)	During the year ended December 31, 2004, 2003, and 2002, Radiologix recognized $405,000, $1.6 million and $978,000 in charges, respectively, in connection with severance and other related costs for changes in the Company’s senior management team, which amounts are included in severance and other related costs in the accompanying 2004, 2003 and 2002 statements of operations.
(4)	In the third quarter of 2004, we recorded $295,000 for a litigation settlement. For the year ended December 31, 2003, we recorded a $775,000 charge for regulatory matters and related legal and consulting costs in connection with self-reporting a matter to the OIG which is included in cost of services in the accompanying 2003 statement of operations; $546,000 in costs to meet HIPAA compliance requirements and a $300,000 litigation settlement, which amounts are included in corporate general and administrative costs in the accompanying 2003 statement of operations.
(5)	In 2003, we incurred costs of $363,000 in connection with amending a credit facility, which amount is included in corporate general and administrative costs in the accompanying 2003 statement of operations.

NOTE 5. DISCONTINUED OPERATIONS

A summary of discontinued operations, related to our Questar operations, is as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Centers in continuing operations at year end	6	17	26
Centers in discontinued operations at year end	2	5	—

Service fee revenues – continuing operations	$9,227	$8,575	$11,159
Service fee revenues – discontinued operations	$10,553	$18,196	$20,952
Impairment of goodwill – continuing operations	$6,809	$—	$—
Impairment of goodwill – discontinued operations	$10,206	$8,400	$—
Impairment of long-lived assets – discontinued operations	$617	$—	$2,700
Gain (loss) on dispositions of centers, net	$(1,483)	$11	$231
Pre-tax income (loss) – continuing	$(5,636)	$363	$1,159
Pre-tax loss - discontinued	$(11,431)	$(10,437)	$(652)

Assets and liabilities of discontinued operations as of December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Assets	$1,688	$19,795
Liabilities	455	11,165

Net assets	$1,233	$8,630

The assets and liabilities of discontinued operations are not segregated in the consolidated balance sheets.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2004 and 2003 (in thousands):

	Estimated Useful Life	2004	2003
Equipment (primarily medical diagnostic equipment)	5-7 years	$131,787	$138,201
Leasehold improvements	Lesser of lease life, or 10 years	33,590	32,844
Buildings	15 years	770	3,490
Work in process (primarily leasehold improvements)		5,114	2,436

		$171,261	$176,971
Accumulated depreciation and amortization		(112,634)	(114,316)

Property and equipment, net		$58,627	$62,655

Depreciation expense for 2004, 2003 and 2002, including amounts recorded in discontinued operations, was $21.6 million, $23.6 million and $23.1 million, respectively.

NOTE 7. SERVICE FEE REVENUE

Radiologix has two models by which it contracts with radiology practices: a comprehensive services model and a technical services model. Under the comprehensive services model, the Company enters into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to earning technical service fee revenue for the use of Radiologix’s diagnostic imaging equipment and the provision of technical services, the Company provides management services and receives a service fee revenue based on the practice group’s professional revenue, including revenue outside of our diagnostic imaging centers. Under the technical services model, the Company enters into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and earns service fee revenue and pays them a fee based on cash collections from reimbursements for imaging procedures.

Service fee revenue of the contracted radiology practice groups (professional revenue component) and diagnostic imaging centers (technical revenue component) is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established gross charges billed and reduced by estimated contractual allowances and amounts retained by the contracted radiology practice groups under the terms of medical services agreements. Our patient accounting system currently does not record contractual allowances at the time of billing. Instead, allowances for contractual adjustments and doubtful accounts are estimated based on historical collection experience using a retrospective collection analysis, which we began using in the fourth quarter of 2004, payment-versus-charge schedules and aging models. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables), our estimates of the net realizable value of patient receivables could be reduced by a material amount. Because Radiologix has no financial controlling interest in the radiology practice groups, as defined in Emerging Issues Task Force Issue 97-2 (EITF 97-2), the Company does not consolidate the financial statements of those practices in its consolidated financial statements.

The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of operations had Radiologix met the provisions of EITF 97-2 (in thousands):

	2004	2003	2002
Revenue for contracted radiology practices and diagnostic imaging centers, net of contractual adjustments	$352,308	$339,385	$357,920
Amounts retained by contracted radiology practices	(101,017)	(97,347)	(101,576)

Service fee revenue	$251,291	$242,038	$256,344

The Company’s service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams: (1) a negotiated percentage of the professional revenues, reduced by certain expenses, as defined in the medical services agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, Radiologix has negotiated a base service fee, which approximates the estimated fair market value of the services provided under the service agreements and which is renegotiated each year. Service fee revenue is comprised of the following (in thousands):

	2004	2003	2002
Professional component	$41,969	$46,576	$51,010
Technical component	209,322	195,462	205,334

Service fee revenue	$251,291	$242,038	$256,344

The following table reflects our approximate payor mix, based on revenue generated at our diagnostic imaging centers, for the years ended December 31, 2004, 2003 and 2002:

Payor	2004	2003	2002
Managed Care	62%	63%	64%
Medicare and Medicaid	29%	28%	27%
Private and Other	9%	9%	9%

For the years ended December 31, 2004, 2003 and 2002, approximately 6%, 6% and 4%, respectively, of our diagnostic imaging center service fee revenue was generated from capitated arrangements. Of this 6%, two-thirds relates to contracts with two physician groups and the remainder relates to two contracts with one managed care payor.

We also contract with several Blue Cross and Blue Shield payors, which are major payors for us in several markets.

For the years ended December 31, 2004, 2003 and 2002, four of the Company’s contracted radiology practices each contributed 10% or more of the Company’s service fee revenue in at least one of the last three years as follows (in thousands):

Practice	2004	2003	2002
Advanced Radiology, P.A.	$71,866	$68,711	$75,487
Hudson Valley Radiology Associates, PLLC	$24,310	$20,770	$28,476
The Ide Group, P.C	$31,196	$25,712	$28,420
Community Radiology Associates, Inc	$36,152	$33,390	$30,907

As disclosed in our 2004 Form 10-Q for the nine months ended September 30, 2004, we expected to finalize a retrospective collection analysis of our accounts receivable in the fourth quarter of 2004. Accordingly, in connection with our December 2004 year-end closing process, we did finalize this retrospective collection analysis. This retrospective process represents an enhancement to our methodology for estimating the amount of contractual adjustments and provision for doubtful accounts necessary to reduce gross revenue (billed charges) and gross receivables to net amounts realizable from managed care, Medicare, Medicaid, private and other payors. This enhanced methodology is based on the matching of cash collections to billed charges by month of service. In connection with our provision for doubtful accounts, we continue to record this expense based on historical write-offs, which experience has not significantly changed. As a result of the above process, we increased contractual adjustments by $9.1 million, resulting in a corresponding decrease in service fee revenue and accounts receivable in the fourth quarter of 2004 to reflect the change in estimate in net realizable value.

NOTE 8. MEDICAL SERVICES AGREEMENTS

In addition to the medical services agreement we terminated effective January 31, 2005 (see Note 4), we amended (1) a medical services agreement which resulted in a 15% reduction in our management fee effective January 1, 2004 and (2) a separate medical services agreement which resulted in the establishment of a technical bonus to the contracted radiology group and a 3% reduction in our management fee effective October 1, 2004.

Our management fees for certain other medical services agreements declined by 1% in 2004 and will decline by an additional 1% in 2005. The estimated annual impact to our service fee revenue for these 1% decreases is approximately $650,000.

In connection with the amendment of a medical services agreement with a contracted radiology group in July 2002, the Company recorded deferred revenue of $3.3 million in consideration for the amended agreement, which amount is amortized over 20 years. In December 2002, the Company amended the medical services agreement of another contracted radiology practice and recorded deferred revenue of $4.8 million in consideration for the amended agreement, which is amortized over 19 years.

NOTE 9. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
10.5% Senior Notes, due December 15, 2008	$158,270	$160,000
8% Convertible Junior Subordinated Note due July 2009	11,980	11,980
Note payable to bank and capital lease obligations, various interest rates	249	2,075

	170,499	174,055
Current portion of long-term debt and capital lease obligations	(157)	(1,699)

Long-term debt and capital lease obligations, net of current portion	$170,342	$172,356

The maturities of long-term debt, including capital lease obligations are approximately $157,000 in fiscal 2005, $32,000 in fiscal 2006, $34,000 in fiscal 2007, $158.3 million due in fiscal 2008 and $12.0 million due in fiscal 2009.

At December 31, 2004, we had not met certain incurrence tests under our debt agreements. As a result, we are limited to borrowing an additional $20.0 million until such time as we meet these tests.

Senior Notes

The Company’s $158.3 million in senior notes due December 15, 2008, bear interest at 10.5% payable semiannually in arrears on June 15 and December 15. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued interest to the date of redemption. These notes are unsecured obligations, which rank senior in right of payment to all subordinated indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries. In the 2004 second quarter, the Company retired $1.73 million of these senior notes at a price equal to 103.25% of face value. At December 31, 2004 and 2003, our senior notes were trading at 110.5% and 99.5% of face value, respectively.

Convertible Junior Subordinated Note

The Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or in-kind securities, at an annual rate of 8.0%. The note holder may convert borrowings under the note to common stock at $7.52 per share. This note is considered in the calculation of diluted earnings per share as applicable (see Note 16). The market value of these notes is not readily determinable.

Revolving Credit Agreement

At December 31, 2004, amounts considered outstanding under the revolving credit facility totaled $1.3 million related to two letters of credit in connection with our high retention workers’ compensation program with $29.3 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying December 31, 2004 balance sheet includes $5.5 million of restricted cash under this provision.

The Master Lease Agreement also contains certain covenants related to financial leverage, fixed charge coverage, and total indebtedness to GE. Failure to comply with these covenants would restrict our ability to lease additional equipment under the Master Lease Agreement until the covenants are met. GE provided us with a written waiver stating that GE agreed to waive compliance with the financial leverage ratio for the year ending December 31, 2004 and to modify this calculation for 2005 to exclude the $9.1 million adjustment described in Note 7.

At December 31, 2004, applicable amounts outstanding under the Master Lease Agreement totaled $27.7 million; and $26.9 million remained available for future leases. Commitments for leases signed but not placed in service under the Master Lease Agreement were $5.4 million at December 31, 2004.

Leases

The Company leases office and facility space as well as certain diagnostic equipment under operating leases. Future minimum lease payments under these operating leases for fiscal 2005, 2006, 2007, 2008, 2009 and 2010 and thereafter are $22.2 million, $19.4 million, $17.7 million, $15.2 million, $10.5 million, and $18.4 million, respectively. Combined equipment and facility lease expense was approximately $31.3 million, $30.0 million and $27.1 million in 2004, 2003 and 2002, respectively.

Our facility lease terms generally vary in length from 1 year to 15 years with renewal options upon prior written notice, from 1 year to 10 years depending on the agreed upon terms with the local landlord. Facility lease amounts generally increase from 1% to 4% on an annual basis. We do not have options to purchase the facilities we currently lease. These leases usually contain exclusivity clauses prohibiting the landlord from leasing space to potentially competitive businesses within a defined distance of our existing locations.

Our equipment lease agreements are generally negotiated through either GE or Siemens Medical Solutions USA, Inc. These leases typically contain payment terms from 60 to 62 months and may include early buy-out options equal to the estimated fair market value of the equipment, plus applicable taxes, at the time of the option.

Litigation

Our current litigation is (i) expected to be covered by liability insurance or (ii) is not expected to adversely affect our business. Some risk exists, however, that we could subsequently be named as a defendant in additional lawsuits or that pending litigation could escalate and adversely affect us.

Self-insurance

We are self-insured with respect to health benefits provided to our employees. Additionally, in connection with malpractice and workers’ compensation coverage, we generally are self-insured for initial retention levels of $100,000 and $500,000, respectively. At December 31, 2004, we believe we are adequately reserved for estimated potential obligations under these arrangements.

Other Matters

As part of a routine, ongoing compliance and legal review, we determined that lease terms negotiated in connection with subletting space from physician landlords at several Radiologix locations may have exceeded fair market value. In fiscal 2003, Radiologix sent a letter to the U.S. Department of Health & Human Services’ Office of the Inspector General (“OIG”), informing them of the preliminary findings. Radiologix has qualified for the Provider Self-disclosure Protocol of the OIG. The Provider Self-disclosure Protocol is a self-reporting program that provides for minimizing the cost and disruption associated with on-going investigations of the OIG. We have submitted our findings to the OIG and are waiting for their response. As a result, we cannot predict the outcome of this matter.

NOTE 11. VARIABLE INTEREST ENTITIES

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

We adopted the provisions of FIN 46 as of March 31, 2004. We have reviewed the Company’s unconsolidated joint ventures and contracted radiology practice arrangements under the provision and have determined that none of these arrangements or joint ventures meets the definition of a variable interest entity.

NOTE 12. 401(K) PLAN

The Company established a defined contribution plan (the “401(k) plan”) in January 1999. Employees are eligible immediately upon date of hire. The 401(k) plan allows for a discretionary employer match of contributions made by participants after such participants have completed 1,000 hours of service. With respect to the Company match, a participant vests 20% after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service.

The Company may make matching contributions under this plan of up to 3% of the participant’s compensation if the participant contributes 6% or more of their compensation. For participants who contribute less than 6% of their compensation, matching contributions may be made up to 50% of the amount contributed. Company contributions to the plan were approximately $1.2 million in 2004, $1.1 million in 2003 and $1.0 million in 2002.

NOTE 13. STOCKHOLDERS’ EQUITY

Under the 1996 Stock Option Plan (the “1996 Plan”), an initial 4,000,000 options to purchase shares of the Company’s common stock were available for grant to key directors, employees and other healthcare professionals associated with Radiologix, as defined by the 1996 Plan. On July 15, 2004, the Company’s stockholders approved the adoption of the 2004 Long-Term Incentive Plan. As a result, all future stock award grants will be made under the 2004 Plan. The total number of shares reserved and available for grant under the 2004 Plan are 3,000,000 plus any shares remaining available for grant under the prior 1996 Plan. Options granted under the 2004 Plan may be either incentive stock options (“ISO”) or nonqualified stock options (“NQSO”). The option price per share under the 2004 Plan may not be less than 100% of the fair market value at the grant date for ISO and may not be less than 85% of the fair market value at the grant date for NQSO. All of the options granted under the 2004 and 1996 Plans through December 31, 2004 were at fair market value on the date of grant. Generally, options vest over a five-year period and are exercisable over a ten-year life. In 2004, 200,000 options were granted which vest in portions based on the Company’s common stock exceeding various stock closing sales prices for 20 consecutive days. These performance based options were cancelled on December 31, 2004 upon termination of the employee option holder. As of December 31, 2004, 2003 and 2002, 3,091,503, 2,694,710 and 2,732,710 options, respectively, were outstanding under the 2004 and 1996 Plans. Included in the December 31, 2004 balance are 467,088 options related to a 300,000 Restricted Stock Award to our Chief Executive Officer and Restricted Stock Unit of 11,392 to a director, which awards count as 1.5 options for every 1 award granted, pursuant to Section 4(a) of the 2004 Long-Term Incentive Compensation Plan. Since the 1996 Plan’s inception, the Board of Directors granted options to purchase 285,000 shares of common stock outside the 1996 Plan. Compensation expense related to the non-employee portion of these shares is not material. The following table summarizes the combined activity under the Plan and the options granted outside the Plan at December 31, 2004 (shares in thousands):

	2004		2003		2002
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding, beginning of year	2,802	$4.34	2,705	$7.49	2,859	$6.50
Granted	1,592	$3.76	1,675	$2.57	340	$10.55
Exercised	(51)	$3.51	(71)	$3.68	(399)	$2.91
Cancelled	(1,051)	$3.56	(1,507)	$8.05	(95)	$8.04

Outstanding, end of year	3,292	$4.41	2,802	$4.34	2,705	$7.49

Exercisable, end of year	1,735	$4.74	1,251	$5.31	1,639	$7.72

The following table reflects the weighted average exercise price and weighted average contractual life for various exercise price ranges of the 2,824,415 options (excluding 450,000 and 17,088 options related to restricted stock grants which were granted at a fair values of $3.79 and $3.95 per share, respectively, the closing price of our stock on the dates of grant) outstanding as of December 31, 2004:

Exercise Price Range	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Contractual Life (Yrs)
$2.51	300,000	$2.51	8.10
$2.60	490,833	$2.60	8.35
$ 2.61- 3.64	410,000	$3.35	8.78
$ 3.65- 3.75	125,708	$3.74	5.93
$3.79	500,000	$3.79	5.70
$ 3.87- 4.88	469,650	$4.44	7.13
$ 5.30- 13.05	528,224	$8.73	5.79

	2,824,415

The following table reflects the weighted average exercise price for various exercise price ranges of the 1,735,494 options exercisable at December 31, 2004:

Exercise Price Range	Shares	Wtd. Avg. Exercise Price
$2.51	300,000	$2.51
$2.60	178,580	$2.60
$ 2.61- 3.64	236,583	$3.30
$ 3.65- 3.75	101,381	$3.74
$3.79	157,281	$3.79
$ 3.87- 4.88	326,279	$4.51
$ 5.30- 13.05	435,390	$8.68

	1,735,494

During the year ended December 31, 2004, the Company granted 1,125,000 options to purchase the Company’s common stock, primarily as employment inducements for key executives. Of these options, 275,000 vest at the date of grant; 40,000 vest after one year; 350,000 vest over a four-year period; 260,000 vest over a five-year period; and 200,000 vest in specified increments, based on the performance (at stock prices ranging from $5.00 to $17.50 per share) of the Company’s common stock for consecutive 20-day periods applicable to the increment. The 200,000 performance based options were cancelled on December 31, 2004 upon termination of the employee option holder. During 2003, the Company issued 100,000 options to a consultant, of which 30,000 vested immediately and the remaining 70,000 options vest in portions based on the Company’s common stock exceeding various stock closing sales prices for 20 consecutive days. The Company recognized $40,000 and $27,000 of compensation expense in 2004 and 2003, respectively, related to these options. The Company granted a Restricted Stock Award of 300,000 shares and a Restricted Stock Unit of 11,392 shares in the fourth quarter of 2004. The Company recognized compensation expense in the amount of $38,000 related to these Restricted Stock grants.

The summary below presents the pro-forma financial results that would have been reported if the Company had applied the provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148 (dollars are presented in thousands, except per share amounts):

	2004	2003	2002
Net income (loss), as reported	$(18,036)	$(7,963)	$10,756
Total stock-based compensation expensed in net income (loss), net of related tax effects	47	40	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,009)	(1,482)	(1,726)

Pro forma net income (loss)	$(18,998)	$(9,405)	$9,030

Income (loss) per common share:
Basic—as reported	$(0.83)	$(0.37)	$0.51
Basic—pro forma	$(0.87)	$(0.43)	$0.43
Income (loss) per share:
Diluted—as reported	$(0.83)	$(0.37)	$0.48
Diluted—pro forma	$(0.87)	$(0.43)	$0.41

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004, 2003 and 2002, respectively: risk-free interest rate of 4.23, 4.27, and 4.61 percent; expected life of 5.45, 5.27 and 5.44 years; expected volatility of 38.8, 61.6, and 119.4 percent; and dividend yield of zero in 2004, 2003 and 2002, respectively. The weighted-average grant-date fair value of new grants in 2004, 2003 and 2002 was $1.90 per share, $2.56 per share, and $11.56 per share, respectively. The stock-based compensation expense determined under the fair value based method presented on a pro forma basis includes an adjustment during the year ended December 31, 2004 to reverse expenses related to certain variable options that were cancelled. As permitted by APB 25, the Company originally reported an expense for the total estimated amount for these options on a pro forma basis in the period the options were granted.

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

NOTE 14. INCOME TAXES

Income tax expense (benefit) from continuing operations in 2004, 2003 and 2002 is comprised of the following amounts (in thousands):

	2004	2003	2002
Current income tax expense (benefit):
Federal	$360	$(7,446)	$7,270
State and local	—	(2,162)	2,110

	360	(9,608)	9,380
Deferred income tax expense (benefit):
Federal	(5,227)	6,903	(1,818)
State	(981)	2,004	(528)

	(6,208)	8,907	(2,346)

Income tax expense (benefit)	$(5,848)	$(701)	$7,034

A reconciliation between reported income tax expense from continuing operations and the amount computed by applying the statutory federal income tax rate of 34% for 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Computed at statutory rate	$(5,502)	$(596)	$5,979
State income tax expense (benefit), net of Federal tax benefit (expense)	(648)	(84)	902
Reduction in estimated tax reserve	(1,060)	—	—
Valuation allowance for state net operating loss carryforwards	1,362	—	—
Other	—	(21)	153

Income tax expense (benefit)	$(5,848)	$(701)	$7,034

The income tax expense (benefit) on the gain (loss) from discontinued operations in 2004, 2003 and 2002 was $(5.4 million), $(4.6 million) and $137,000, respectively.

The tax effects of temporary differences that give rise to the deferred income taxes at December 31, 2004 and 2003, are presented below (in thousands):

	2004	2003
Deferred tax assets:
Fixed assets and intangibles	$275	$—
Joint ventures	3,409	670
Deferred revenue	2,620	3,088
Other reserves	—	1,370
Federal and state tax net operating loss carryforwards	3,950	—
Valuation allowance	(1,362)	—
Other	—	69

Total deferred tax assets	8,892	5,197

Deferred tax liabilities:
Accounts receivable	(3,015)	(3,166)
Prepaid expenses and other	(187)	—
Fixed assets and intangibles	—	(8,088)

Total deferred tax liabilities	(3,202)	(11,254)

Total net deferred tax assets (liabilities)	$5,690	$(6,057)

In 2003, the $6,057,000 of net deferred tax liabilities included $1,797,000 classified as current and $4,260,000 classified as noncurrent in the accompanying 2003 balance sheet.

The federal and state tax net operating loss carryforwards principally expire in 2024.

We have significant noncurrent deferred tax assets at December 31, 2004. Realization of these deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the twenty-year loss carryforward period. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 15. GAIN ON SALE OF OPERATIONS

Effective April 30, 2004, we completed the sale of our operations in San Antonio, Texas. The purchase price was $10.5 million, resulting in a gain on sale of approximately $4.7 million or $3.1 million net of taxes ($0.14 per share). Net cash received was $9.7 million after purchase price adjustments. The sale included (1) assets we owned and leased in our operation of M&S Imaging Partners, Inc., (2) a diagnostic imaging center, and (3) certain partnership interests, but did not include accounts receivable aggregating approximately $4.7 million, which we retained.

Results of operations for the San Antonio operations were as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Service fee revenue	$5,988	$15,223	$15,561

Cost of services	3,309	6,775	7,068
Equipment lease	5	14	31
Provision for doubtful accounts	1,175	2,250	2,254
Depreciation and amortization	510	1,471	1,263

Gross profit	989	4,713	4,945
Gain on sale of operations	4,669	—	—
Other, net	(129)	(313)	104

Pre-tax income from operations	5,529	4,400	5,049
Income tax expense	1,880	1,496	1,717

Net income from operations	$3,649	$2,904	$3,332

NOTE 16. EARNINGS PER SHARE

Basic earnings (loss) per share (EPS) is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding increased during the year ended December 31, 2004 and 2003 primarily due to the exercise of stock options.

Diluted EPS includes options, warrants, and other potentially dilutive securities, using the treasury stock method for options and warrants to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible junior subordinated note using the “if converted” method to the extent these securities are not anti-dilutive.

	For the Year Ended December 31,
	2004	2003	2002
Weighted average shares for basic earnings per share	21,789,517	21,724,165	20,957,026
Effect of dilutive stock options	—	—	974,294
Effect of dilutive convertible junior subordinated note	—	—	2,036,107

Weighted average shares for diluted earnings per share	21,789,517	21,724,165	23,967,427

Tax-effected interest savings related to convertible junior subordinated note	$—	$—	$750,000

For the years ended December 31, 2004 and 2003, approximately $575,000 of interest, net of tax, and 1,593,040 shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive.

For the years ended December 31, 2004 and 2003, 449,409 and 224,144 shares, respectively, of stock options were not included in the computation of diluted EPS because to do so would be anti-dilutive.

NOTE 17. UNCONSOLIDATED AFFILIATES (JOINT VENTURES)

The Company has seven unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. The Company’s investments in these joint ventures are accounted for under the equity method. In the fourth quarter of 2004, we reduced our equity in earnings by $286,000 to reflect an increase in contractual adjustments and a corresponding reduction in account receivable for certain of these joint ventures. Other assets for the years ended December 31, 2004 and 2003 include notes receivable from certain unconsolidated joint ventures aggregating $2.1 million and $2.9 million, respectively. Interest income related to these notes receivable was approximately $245,000, $241,000, and $361,000 in fiscal 2004, 2003, and 2002, respectively. The Company also received management service fees of $2.4 million, $2.2 million and $2.0 million for the years ended December 31, 2004, 2003, and 2002, respectively, in connection with operating the centers underlying these joint ventures.

The following table is a summary of key financial data for these joint ventures as of and for the years ended December 31 (in thousands):

	2004	2003	2002
Current assets	$23,909	$20,920	$18,873
Noncurrent assets	9,310	13,906	14,184
Current liabilities	5,073	5,117	6,263
Noncurrent liabilities	481	352	653
Minority interest	2,865	4,082	4,568
Net revenue	47,960	53,140	50,160
Net income	7,294	12,538	12,934

NOTE 18. SEGMENT REPORTING

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

The following table summarizes the operating results, including continuing and discontinued operations, and assets of our primary and Questar operations (in thousands):

	For the Year Ended December 31, 2004
	Primary Operations	Questar	Total
Service fee revenue	$242,064	$9,227	$251,291
Total costs and expenses	218,173	14,863	233,036

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	23,891	(5,636)	18,255
Equity in earnings of unconsolidated affiliates	2,865	—	2,865
Minority interests in income of consolidated subsidiaries	(791)	—	(791)

Income (loss) before income taxes from continuing operations	25,965	(5,636)	20,329
Loss before income taxes from discontinued operations	(1,697)	(11,431)	(13,128)

Income (loss) before income taxes	$24,268	$(17,067)	$7,201

Assets	$125,976	$8,253	$134,229
Purchases of property and equipment	$20,513	$1,032	$21,545

	For the Year Ended December 31, 2003
	Primary Operations	Questar	Total
Service fee revenue	$233,463	$8,575	$242,038
Total costs and expenses	201,420	8,327	209,747

Income before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	32,043	248	32,291
Equity in earnings of unconsolidated affiliates	4,082	—	4,082
Minority interests in income of consolidated subsidiaries	(863)	115	(748)

Income before income taxes from continuing operations	35,262	363	35,625
Loss before income taxes from discontinued operations	(3,236)	(10,437)	(13,673)

Income (loss) before income taxes	$32,026	$(10,074)	$21,952

Assets	$140,647	$33,569	$174,216
Purchases of property and equipment	$13,341	$2,467	$15,808

	For the Year Ended December 31, 2002
	Primary Operations	Questar	Total
Service fee revenue	$245,185	$11,159	$256,344
Total costs and expenses	196,847	10,024	206,871

Income before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	48,338	1,135	49,473
Equity in earnings of unconsolidated affiliates	4,568	—	4,568
Minority interests in income of consolidated subsidiaries	(1,209)	24	(1,185)

Income before income taxes from continuing operations	51,697	1,159	52,856
Income (loss) before income taxes from discontinued operations	994	(652)	342

Income before income taxes	$52,691	$507	$53,198

Assets	$168,525	$15,739	$184,264
Purchases of property and equipment	$29,281	$981	$30,262

The following table is a reconciliation of the segment income before income taxes to Radiologix’s consolidated reported income (loss) before income taxes (benefit) for the year ended December 31 (in thousands):

	2004	2003	2002
Segment income before income taxes	$7,201	$21,952	$53,198
Unallocated amounts:
Corporate general and administrative	(18,919)	(15,335)	(15,172)
Supply cost rebate	1,056	591	498
Corporate severance and other related costs	(405)	(1,315)	(978)
Corporate depreciation and amortization	(5,821)	(6,116)	(5,794)
Corporate interest expense	(12,422)	(13,049)	(13,825)

Consolidated income (loss) before income taxes (benefit)	$(29,310)	$(13,272)	$17,927

The following table is a reconciliation of purchases of property and equipment for the segments to Radiologix’s consolidated assets and purchases of property and equipment as of and for the year ended December 31 (in thousands):

	2004	2003
Purchases of Property and Equipment:
Segment amounts	$21,545	$15,808
Corporate	2,425	705

Total purchases of property and equipment	$23,970	$16,513

The following table is a reconciliation of total assets and total liabilities for the segments to Radiologix’s consolidated total assets and liabilities, as of December 31 (in thousands):

	2004	2003
Total Assets
Segment amounts	$134,229	$174,216
Intangible assets, net	71,200	67,917
Deferred financing costs, net	6,591	8,151
Other corporate assets	42,051	29,230

Total assets	$254,071	$279,514

	2004	2003
Total Liabilities
Segment amounts	$30,376	$34,835
Corporate, primarily long-term debts	176,336	183,178

Total liabilities	$206,712	$218,013

NOTE 19. SUPPLEMENTAL GUARANTOR INFORMATION

In connection with the senior notes, certain of the Company’s subsidiaries (Subsidiary Guarantors) guaranteed, jointly and severally, the Company’s obligation to pay principal and interest on the senior notes on a full and unconditional basis.

The non-guarantor subsidiaries include: Advanced PET Imaging of Maryland, L.P., Montgomery Community Magnetic Imaging Center Limited Partnership, Tower OpenScan MRI, and MRI at St. Joseph Medical Center LLC. The Subsidiary Guarantors include all wholly owned subsidiaries of Radiologix, Inc.

Condensed consolidating financial statements for the Company and its subsidiaries including Radiologix only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$30,198	$249	$3,637	$—	$34,084
Accounts receivable, net	—	42,992	1,205	—	44,197
Other current assets	13,281	5,363	130	—	18,774

Total current assets	43,479	48,604	4,972	—	97,055
Property and equipment, net	3,860	52,849	1,918	—	58,627
Investment in subsidiaries	154,918	—	—	(154,918)	—
Goodwill and intangible assets, net	—	72,383	1,058	—	73,441
Other assets	16,640	8,459	(151)	—	24,948

	$218,897	$182,295	$7,797	$(154,918)	$254,071

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$6,577	$20,714	$482	$—	$27,773
Current portion of long-term debt	(141)	48	250	—	157
Other current liabilities	3,202	536	—	—	3,738

Total current liabilities	9,638	21,298	732	—	31,668
Long-term debt, net of current portion	169,901	92	349	—	170,342
Other noncurrent liabilities	(3,558)	18,520	(7,059)	—	7,903
Minority interests in consolidated subsidiaries	—	—	1,242	—	1,242
Stockholders’ equity	42,916	142,385	12,533	(154,918)	42,916

	$218,897	$182,295	$7,797	$(154,918)	$254,071

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$31,625	$3,856	$1,285	$—	$36,766
Accounts receivable, net	—	55,246	3,500	—	58,746
Other current assets	1,412	19,587	(8,695)	—	12,304

Total current assets	33,037	78,689	(3,910)	—	107,816
Property and equipment, net	2,587	57,465	2,603	—	62,655
Investment in subsidiaries	152,103	—	—	(152,103)	—
Goodwill and intangible assets, net	—	80,139	7,888	—	88,027
Other assets	12,227	8,962	(173)	—	21,016

	$199,954	$225,255	$6,408	$(152,103)	$279,514

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$5,193	$23,502	$1,093	$—	$29,788
Current portion of long-term debt	45	1,145	509	—	1,699
Other current liabilities	1,797	482	—	—	2,279

Total current liabilities	7,035	25,129	1,602	—	33,766
Long-term debt, net of current portion	171,506	168	682	—	172,356
Other noncurrent liabilities	(39,271)	58,163	(7,001)	—	11,891
Minority interests in consolidated subsidiaries	—	—	817	—	817
Stockholders’ equity	60,684	141,795	10,308	(152,103)	60,684

	$199,954	$225,255	$6,408	$(152,103)	$279,514

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
SERVICE FEE REVENUE	$—	$238,352	$12,939	$—	$251,291
COSTS AND EXPENSES:
Cost of service	$—	$151,315	$7,298	$—	158,613
Equipment lease	—	17,213	447	—	17,660
Provision for doubtful accounts	—	21,902	435	—	22,337
Depreciation and amortization	2,576	21,563	611	—	24,750

Gross profit	(2,576)	26,359	4,148	—	27,931

SEVERANCE AND OTHER RELATED COSTS	405	—	—	—	405
CORPORATE GENERAL AND ADMINISTRATIVE	18,919	—	—	—	18,919
IMPAIRMENT OF GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS	—	14,558	—	—	14,558
INTEREST EXPENSE, NET	12,422	4,474	78	—	16,974
GAIN ON SALE OF OPERATIONS	—	(4,669)	—	—	(4,669)

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES, MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES, INCOME TAXES AND DISCONTINUED OPERATIONS	(34,322)	11,996	4,070	—	(18,256)

Equity in Earnings of Unconsolidated Affiliates	—	2,865	—	—	2,865

Minority Interests In Income of Consolidated Subsidiaries	—	—	(791)	—	(791)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(34,322)	14,861	3,279	—	(16,182)

Income Tax Expense (Benefit)	(12,238)	5,221	1,169	—	(5,848)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(22,084)	9,640	2,110	—	(10,334)

Discontinued Operations:
Loss from discontinued operations before income tax	—	(12,498)	(630)	—	(13,128)
Income tax benefit	—	(5,166)	(260)	—	(5,426)

Loss from discontinued operations	—	(7,332)	(370)	—	(7,702)

NET INCOME (LOSS)	$(22,084)	$2,308	$1,740	$—	$(18,036)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
SERVICE FEE REVENUE	$—	$228,256	$13,782	$—	$242,038
COSTS AND EXPENSES:
Cost of service	—	141,592	7,442	—	149,557
Equipment lease	—	16,510	720	—	17,230
Provision for doubtful accounts	—	19,680	548	—	20,228
Depreciation and amortization	2,762	22,083	692	—	25,537

Gross profit	(2,762)	28,391	4,380	—	29,486

SEVERANCE AND OTHER RELATED COSTS	1,315	253	—	—	1,568
CORPORATE GENERAL AND ADMINISTRATIVE	15,335	—	—	—	15,335
IMPAIRMENT OF GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS	—	523	—	—	—
GAIN ON SALE OF OPERATIONS	—	—	—	—	—
INTEREST EXPENSE, NET	13,048	4,527	95	—	17,670

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES, MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES, INCOME TAXES AND DISCONTINUED OPERATIONS	(32,460)	23,088	4,285	—	(5,087)

Equity in Earnings of Unconsolidated Affiliates	—	4,082	—	—	4,082

Minority Interests In Income of Consolidated Subsidiaries	—	—	(748)	—	(748)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(32,460)	27,170	3,537	—	(1,753)

Income Tax Expense (Benefit)	(12,984)	10,868	1,415	—	(701)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(19,476)	16,302	2,122	—	(1,052)

Discontinued Operations:
Loss from discontinued operations before income tax	(467)	(10,484)	(568)	—	(11,519)
Income tax benefit	(187)	(4,194)	(227)	—	(4,608)

Loss from discontinued operations	(280)	(6,290)	(341)	—	(6,911)

NET INCOME (LOSS)	$(19,756)	$10,012	$1,781	$—	$(7,963)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
SERVICE FEE REVENUE	$—	$240,567	$15,777	$—	$256,344
COSTS AND EXPENSES:
Cost of service	(180)	137,569	7,660	—	145,049
Equipment lease	—	15,096	557	—	15,653
Provision for doubtful accounts	—	20,898	642	—	21,540
Depreciation and amortization	2,827	21,007	734	—	24,568

Gross profit	(2,647)	45,997	6,184	—	49,534

SEVERANCE AND OTHER RELATED COSTS	978	—	—	—	978
CORPORATE GENERAL AND ADMINISTRATIVE	15,172	—	—	—	15,172
IMPAIRMENT OF GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS	—	794	—	—	794
GAIN ON SALE OF OPERATIONS	—	—	—	—	—
INTEREST EXPENSE, NET	13,826	4,437	125	—	18,388

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES, MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES, INCOME TAXES AND DISCONTINUED OPERATIONS	(32,623)	40,766	6,059	—	14,202

Equity in Earnings of Unconsolidated Affiliates	—	4,568	—	—	4,568

Minority Interests In Income of Consolidated Subsidiaries	—	—	(1,185)	—	(1,185)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(32,623)	45,334	4,874	—	17,585

Income Tax Expense (Benefit)	(13,049)	18,133	1,950	—	7,034

INCOME (LOSS) FROM CONTINUING OPERATIONS	(19,574)	27,201	2,924	—	10,551

Discontinued Operations:
Income (loss) from discontinued operations before income tax	—	851	(509)	—	342
Income tax expense (benefit)	—	341	(204)	—	137

Income (loss) from discontinued operations	—	510	(305)	—	205

NET INCOME (LOSS)	$(19,574)	$27,711	$2,619	$—	$10,756

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(35,915)	$60,570	$2,611	$—	$27,266
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(5,539)	—	—	—	(5,539)
Purchases of property and equipment	(520)	(22,873)	(577)	—	(23,970)
Acquisition of equipment financing right	—	(13,948)	—	—	(13,948)
Net cash received on sales of operations and imaging centers	—	14,093	—	—	14,093
Joint ventures	—	1,865	—	—	1,865
Repayments from (advances to) unconsolidated affiliates, net	673	—	—	—	673
Other investments	—	(104)	—	—	(104)

Net cash used in investing activities	(5,386)	(20,967)	(577)	—	(26,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations, primarily, capital leases	(61)	(955)	(592)	—	(1,608)
Retirement of senior debt	(1,730)	—	—	—	(1,730)
Due to/from parent/subsidiary	41,474	(42,384)	910	—	—
Other items	191	129	—	—	320

Net cash provided by (used in) financing activities	39,874	(43,210)	318	—	(3,018)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,427)	(3,607)	2,352	—	(2,682)
CASH AND CASH EQUIVALENTS, beginning of period	31,625	3,856	1,285	—	36,766

CASH AND CASH EQUIVALENTS, end of period	$30,198	$249	$3,637	$—	$34,084

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(16,663)	$42,976	$10,271	$—	$36,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	1,032	(9,397)	(8,148)	—	(16,513)
Joint ventures	—	2,276	—	—	2,276
Repayments from (advances to) unconsolidated affiliates, net	(930)	—	—	—	(930)
Other investments	—	—	—	—	—

Net cash provided by (used in) investing activities	102	(7,121)	(8,148)	—	(15,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations, primarily capital leases	(29)	(3,298)	(687)	—	(4,014)
Due to/from parent/subsidiaries	32,203	(28,273)	(3,930)	—	—
Other items	237	(47)	20	—	237

Net cash provided by (used in) financing activities	32,411	(31,618)	(4,597)	—	(3,804)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,850	4,237	(2,474)	—	17,613
CASH AND CASH EQUIVALENTS, beginning of period	15,775	(381)	3,759	—	19,153

CASH AND CASH EQUIVALENTS, end of period	$31,625	$3,856	$1,285	$—	$36,766

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(13,609)	$54,387	$2,122	$—	$42,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,175)	(24,831)	(1,157)	—	(33,163)
Joint ventures	—	1,943	—	—	1,943
Repayments from unconsolidated affiliates, net	2,628	—	—	—	2,628

Net cash used in investing activities	(4,547)	(22,888)	(1,157)	—	(28,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations, primarily capital leases	(4,069)	(2,948)	486	—	(6,531)
Due to/from parent/subsidiaries	27,007	(25,249)	(1,758)	—	—
Other items	3,323	(2,730)	22	—	615

Net cash provided by (used in) financing activities	26,261	(30,927)	(1,250)	—	(5,916)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,105	572	(285)	—	8,392
CASH AND CASH EQUIVALENTS, beginning of period	7,670	(953)	4,044	—	10,761

CASH AND CASH EQUIVALENTS, end of period	$15,775	$(381)	$3,759	$—	$19,153

NOTE 20. UNAUDITED QUARTERLY FINANCIAL DATA

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

	2004 QUARTER ENDED				2003 QUARTER ENDED
	MAR. 31	JUNE 30	SEPT. 30	DEC. 31	MAR. 31	JUNE 30	SEPT. 30	DEC. 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Service fee revenue	$66,042	$66,211	$63,613	$55,425	$59,444	$60,018	$60,078	$62,498
Income (loss) from continuing operations before income taxes	1,362	1,495	(8,523)	(9,964)	(522)	638	260	(2,131)
Income (loss) from continuing operations	817	846	(5,175)	(6,822)	(313)	383	156	(1,278)
Income (loss) on discontinued operations	(3,524)	(2,955)	(211)	(1,012)	(4,297)	(107)	(802)	(1,705)

Net income (loss)	$(2,707)	$(2,109)	$(5,386)	$(7,834)	$(4,610)	$276	$(646)	$(2,983)

Earnings (loss) Per Common Share:
Income (loss) from continuing operations – basic	$0.04	$0.04	$(0.24)	$(0.31)	$(0.01)	$0.02	$0.01	$(0.06)
Income (loss) from discontinued operations – basic	(0.16)	(0.14)	(0.01)	(0.05)	(0.20)	(0.01)	(0.04)	(0.08)

Net income (loss) – basic	(0.12)	(0.10)	(0.25)	(0.36)	(0.21)	0.01	(0.03)	(0.14)
Income (loss) from continuing operations – diluted	0.04	0.04	(0.24)	(0.31)	(0.01)	0.02	0.01	(0.06)
Income (loss) from discontinued operations – diluted	(0.16)	(0.13)	(0.01)	(0.05)	(0.20)	(0.01)	(0.04)	(0.08)

Net income (loss) – diluted	$(0.12)	$(0.09)	$(0.25)	$(0.36)	$(0.21)	$0.01	$(0.03)	$(0.14)

Weighted Average Shares Outstanding:
Basic	21,766	21,770	21,806	21,816	21,695	21,695	21,741	21,764
Diluted	22,288	22,220	21,806	21,816	21,695	21,823	22,224	21,764

Income (loss) for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and the corresponding periods in 2003 include the following for continuing operations:

	2004 QUARTER ENDED				2003 QUARTER ENDED
	MAR. 31	JUNE 30	SEPT. 30	DEC. 31	MAR. 31	JUNE 30	SEPT. 30	DEC. 31
Service fee revenue reduction	$—	$—	$—	$9,128	$—	$—	$—	$—
Equity in earnings reduction	—	—	—	286	—	—	—	—
Impairment of goodwill, intangible and long-lived assets	—	5,752	7,474	1,332	—	—	—	523
Contract termination costs	—	—	515	—	—	—	—	—
Severance and related costs	—	—	405	—	969	311	—	288
Litigation and regulatory matters	—	—	295	—	—	—	775	1,121
Gain on sale of operations	—	(4,669)	—	—	—	—	—	—
Amendment of credit facility	—	—	—	—	—	—	—	363

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure.

In connection with our year end close process and the preparation of this Annual Report on Form 10-K as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective at December 31, 2004, except for the material weakness in internal control over financial reporting noted below.

Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Therefore, even those systems determined to be effective may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As part of this assessment, management evaluated the controls over the process for estimating the net realizable value of accounts receivable and net revenue and concluded that a material weakness existed in these controls. Management concluded that the procedures for comparing cash collections to gross charges were inadequate. We use these procedures to estimate contractual adjustments and the provision for doubtful accounts. The effect of this was to reduce gross revenue (billed charges) and gross accounts receivable to their net realizable amounts. Consequently, we recorded an increase in contractual adjustments of $9.1 million and a corresponding decrease in service fee revenue and accounts receivable in the fourth quarter of 2004, after year-end, in connection with our financial close process for the year ended December 31, 2004. Because of this material weakness, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 40 hereof.

Changes to Internal Control over Financial Reporting

During the fourth quarter of 2004, management recognized the need to improve its methodology to match cash collections to billed charges which is used to reasonably estimate contractual adjustments and the provision for doubtful accounts in order to reduce gross revenue (billed charges) and gross accounts receivable to their net realizable amounts. We were unable to complete remediation of this weakness before the end of the fourth quarter, and we made no changes to internal control over financial reporting that materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter. Instead, we conducted additional procedures to enable us to assure the accuracy of the financial statements for the fourth quarter and fiscal year ended December 31, 2004 contained in this Form 10-K.

After year end, management finalized and placed into operation new controls to address the material weakness described above. The Company’s new controls include a retrospective collection analysis, that matches cash collections to billed charges by month of service, and is an enhancement to our methodology for estimating the amount of contractual adjustments and provision for doubtful accounts. Management believes that these new controls have remediated the material weakness in the Company’s internal control over financial reporting that existed as of December 31, 2004, and that these internal controls are effective at the reasonable assurance level. However, since these changes were implemented after year end, these changes did not alter the conclusion of management that our internal controls were not effective at year end.

ITEM 9B. OTHER INFORMATION.

In December 2004, we recorded an impairment charge of $1.1 million to reduce goodwill related to our Questar center in Arizona. This center is one of six Questar sites that remain in continuing operations at December 31, 2004. We did not anticipate this impairment previously as the center is in a strategic location and was projected to improve in volumes, revenues and cash flows in the fourth quarter of 2004 and throughout 2005. However, it appears that because of disruption caused by the move to this new location, confusion in the community due to a change in the center’s name, and increased local competition, we have had difficulty in achieving the volumes, profitability and cash flow levels that we expected in the fourth quarter of 2004 and budgeted for in 2005. Accordingly, although we intend to keep this center open in an attempt to engineer a turnaround in its operations, our revised volume, profitability and cash flow estimates did not support the recoverability of this center’s goodwill at December 31, 2004.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Items 401 and 405 of Regulation S-K is contained under the caption “Directors and Executive Officers” in the registrant’s proxy statement for the 2005 annual meeting of stockholders and is incorporated here by reference.

We have adopted the Radiologix, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, controller and other finance organization employees. The finance code of ethics is publicly available on our website at www.radiologix.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or controller, we will disclose the nature of such amendment or waiver on that website.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is contained under the caption “Executive Compensation” in the registrant’s proxy statement for the 2005 annual meeting of stockholders and is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 201(d) and Item 403 of Regulation S-K is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in Radiologix’s proxy statement for the 2005 annual meeting of its stockholders and is incorporated here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 404 of Regulation S-K is contained under the caption “Certain Transactions” in the registrant’s proxy statement for the 2005 annual meeting of stockholders and is incorporated here by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services appears under the caption “Proposal III. Ratification of Appointment of Independent Registered Public Accounting Firm” in the registrant’s proxy statement for the 2005 annual meeting of stockholders and is incorporated here by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

1.	The list of financial statements and financial statement schedules filed as part of this report is incorporated here by reference to Item 8. Financial Statements and Supplementary Data, “Index to Consolidated Financial Statements.”

2.	Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002 is included herewith.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Radiologix has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

RADIOLOGIX, INC.

By:	/s/ SAMI S. ABBASI
Sami S. Abbasi
President and Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Sami S. Abbasi and Michael N. Murdock each of them, such person’s true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ SAMI S. ABBASI	President, and Chief Executive Officer Director (Principal Executive Officer)	March 15, 2005
Sami S. Abbasi

/s/ MICHAEL N. MURDOCK	Senior Vice President and Chief Financial Officer and (Principal Financial and Accounting Officer)	March 15, 2005
Michael N. Murdock

/s/ MARVIN S. CADWELL	Chairman of the Board and Director	March 15, 2005
Marvin S. Cadwell

/s/ PAUL D. FARRELL	Director	March 15, 2005
Paul D. Farrell

/s/ JOHN R. GUNN	Director	March 15, 2005
John R. Gunn

/s/ JOSEPH C. MELLO	Director	March 15, 2005
Joseph C. Mello

/s/ MICHAEL L. SHERMAN, M.D.	Director	March 15, 2005
Michael L. Sherman, M.D.

SCHEDULE II

RADIOLOGIX, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(DOLLARS IN THOUSANDS)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	PROVISION	OTHER	WRITEOFFS	BALANCE AT END OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the Year Ended December 31, 2004	$10,738	$22,337	—	$(25,047)	$8,028
For the Year Ended December 31, 2003	$16,123	$20,228	—	$(25,613)	$10,738
For the Year Ended December 31, 2002	$20,047	$21,540	—	$(25,464)	$16,123

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of American Physician Partners, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement No. 333-30205 on Form S-1).

3.2	Amended and Restated Bylaws of Radiologix, Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s report on Form 10-Q for the quarter ended June 30, 2004).

3.3	Amendment to Restated Certificate of Incorporation of American Physician Partners, Inc. (Incorporated by reference to Exhibit 3.3 to the registrant’s report on Form 10-Q for the quarter ended June 30, 1999).

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of Radiologix, Inc. dated July 14, 2003 (incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc. **

4.2	Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital Partners SBIC, L.P. @ (see Exhibit 4.1 thereof).

4.3	Convertible Junior Subordinated Promissory Note dated August 1, 1999 issued to BT Capital Partners SBIC, L.P. @ (see Exhibit 4.2 thereof).

4.4	Indenture dated as of December 12, 2001, among Radiologix, Inc., as Issuer, its subsidiaries identified in the Indenture, as Guarantors, and U.S. Bank, N.A., as Trustee, with respect to $160 Million 10 1/2% Senior Notes due December 15, 2008. (Incorporated by reference to the registrant’s report on Form 10-K for 2001).

4.5	Registration Rights Agreement dated December 12, 2001, among Radiologix, Inc., as Issuer, its subsidiaries identified in the Registration Rights Agreement, as Guarantors, and Jefferies & Company, Inc. and Deutsche Banc Alex. Brown Inc., as Initial Purchasers, with respect to $160 Million 10 1/2% Senior Notes due December 15, 2008. (Incorporated by reference to the registrant’s report on Form 10-K for 2001).

10.1M	American Physician Partners, Inc. 1996 Stock Option Plan. **

10.2	Amended and Restated Credit Agreement dated as of December 31, 2004, among Radiologix, Inc., as Borrower, General Electric Capital Corporation, as Agent and a Lender, and Additional Lenders From Time to Time Party thereto. (Incorporated by reference to Exhibit 10.2 to the registrant’s report on Form 8-K filed with the SEC on January 8, 2004).

10.3	Amended and Restated Master Lease Agreement dated as of March 10, 2004, among Radiologix, Inc., as Lessee, and General Electric Capital Corporation, as Lessor. (Incorporated by reference to Exhibit 10.2 to the registrant’s report on Form 8-K filed with the SEC on July 12, 2004).

10.4M	Form of Indemnification Agreement for certain Directors and Officers (Incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement No. 333-30205 on Form S-1).

10.5	Amended and Restated Service Agreement among Radiologix, Inc., Advanced Imaging Partners, Inc., and Advanced Radiology, P.A., dated as of July 1, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2002).

10.6	Amended and Restated Service Agreement among Radiologix, Inc., Ide Imaging Partners, Inc., and The Ide Group, P.C., dated as of July 1, 2002 (Incorporated by reference to Exhibit 10.7 to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).

10.7	Asset Purchase Agreement dated as of October 31, 2004, among Ide Imaging Partners, Inc., MICA Imaging, Inc., and two of its affiliated companies (without schedules, which will be furnished to the SEC on request).*

10.8	Amended and Restated Service Agreement among Radiologix, Inc., Mid Rockland Imaging Partners, Inc., and Hudson Valley Radiology Associates, P.L.L.C., dated as of July 1, 2002 (Incorporated by reference to Exhibit 10.9 to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).

10.9	Amended and Restated Service Agreement among Radiologix, Inc., Radiology and Nuclear Medicine Partners, Inc., and Radiology and Nuclear Medicine, L.L.C., dated as of July 1, 2002 (Incorporated by reference to Exhibit 10.15 to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).

10.10	Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., APPI-Valley Radiology, Inc. and Valley Radiology Medical Associates, Inc. **

10.11	Service Agreement dated January 1, 1998, by and among American Physician Partners, Inc., Community Imaging Partners, Inc., Community Radiology Associates, Inc. and Drs. Korsower and Pion Radiology, P.A. (Incorporated by reference to Exhibit 10.37 to the registrant’s report on Form 10-Q for the quarter ended March 31, 1998).

10.12	Amendment No. 1 to Service Agreement dated as of January 1, 2004, by and among Radiologix, Inc., Community Imaging Partners, Inc., Community Radiology Associates, Inc., and Drs. Korsower and Pion Radiology, P.A. (Incorporated by reference to Exhibit 10.18 to the registrant’s report on Form 10-Q for the quarter ended June 30, 2004).

10.13	Amended and Restated Service Agreement dated as of January 1, 2004, by and among Radiologix, Inc., Treasure Coast Imaging Partners, Inc., and Radiology Imaging Associates – Basilico, Gallagher & Raffa, M.D., P.A. (Incorporated by reference to Exhibit 10.3 to the registrant’s report on Form 10-Q for the period ended June 30, 2004).

10.14	Service Agreement dated September 1, 1998, by and among American Physician Partners, Inc., WB&A Imaging Partners, Inc. and WB&A Imaging, P.C. (Incorporated by reference to Exhibit 10.41 to the registrant’s report on Form 10-Q for the quarter ended September 30, 1998).

EXHIBIT NUMBER	DESCRIPTION
10.15	Office Building Lease Agreement between The Equitable-Nissei Dallas Company and Fibreboard Corporation. (Incorporated by reference to Exhibit 10.42 to the registrant’s report on Form 10-Q for the quarter ended September 30, 1998).

10.16	Assignment and Assumption Agreement dated March 2001, by and between Fibreboard Corporation and Radiologix, Inc. (Incorporated by reference to Exhibit 10.57 to the Registrant’s report on Form 10-K for 2000).

10.17	Asset Purchase Agreement among M&S Imaging Partners, L.P., VHS San Antonio Imaging Partners, L.P., Radiologix, Inc., and Vanguard Health Systems, Inc., effective as of May 1, 2004. (Incorporated by reference to Exhibit 10.41 to the registrant’s report on Form 8-K filed with the SEC on May 7, 2004).

10.18	Purchase and Contribution Agreement among M&S Imaging Partners, L.P., VHS San Antonio Imaging Partners, L.P., VHS San Antonio Partners, L.P., Radiologix, Inc., and Vanguard Health Systems, Inc., effective as of May 1, 2004. (Incorporated by reference to Exhibit 10.42 to the registrant’s report on Form 8-K filed with the SEC on May 7, 2004).

10.19M	Amendment No. 1 to American Physician Partners, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.48 to the registrant’s report on Form 10-Q for the quarter ended June 30, 1999).

10.20M	Employment Agreement dated as of November 24, 2004, between Radiologix, Inc. and Sami S. Abbasi (Incorporated by reference to Exhibit 99.1 to the registrant’s report on Form 8-K filed with the SEC on November 30, 2004).

10.21M	Employment Agreement dated as of January 3, 2005, between Radiologix, Inc. and Michael L. Silhol (Incorporated by reference to Exhibit 10.1 to the registrant’s report on Form 8-K filed with the SEC on January 5, 2005).

10.22M	Employment Agreement dated as of January 3, 2005, between Radiologix, Inc. and Michael N. Murdock (Incorporated by reference to Exhibit 10.2 to the registrant’s report on Form 8-K filed with the SEC on January 5, 2005).

10.23M	The Radiologix, Inc. 2004 Long-Term Incentive Compensation Plan (Incorporated by reference to Appendix C to the registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders).

10.24M	Form of Restricted Stock Units Agreement under the Radiologix, Inc. 2004 Long-Term Incentive Compensation Plan.*

10.25M	Form of Restricted Stock Award Agreement under the Radiologix, Inc. 2004 Long-Term Incentive Compensation Plan.*

10.26M	Form of Stock Option Agreement under the Radiologix, Inc. 2004 Long-Term Incentive Compensation Plan.*

10.27	Professional Service Agreement dated December 31, 2001, by and among Radiologix, Inc., Pacific Imaging Partners, Inc., Pacific Imaging Consultants, A Medical Group, Inc., and Affiliates in Imaging, A Medical Group, Inc. (Incorporated by reference to Exhibit 10.35 to the registrant’s report on Form 10-K for 2003).

10.28M	Employment Agreement dated February 6, 2003, between Radiologix, Inc and Stephen D. Linehan. (Incorporated by reference to the Exhibit 10.40 to the registrant’s report on Form 10-K for 2002.)

10.29M	Resignation Agreement and Release between Radiologix, Inc. and Stephen D. Linehan dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 to the registrant’s report on Form 8-K filed September 24, 2004).

21.1	Subsidiaries.*

23.1	Consent of Ernst & Young LLP. *

24.1	Power of Attorney (contained on the signature page of this Form 10-K).*

31.1	Certification of Sami S. Abbasi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Michael N. Murdock pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sami S. Abbasi.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael N. Murdock.*

*	Filed herewith.
M	Management contract or compensatory plan.
**	Incorporated by reference to Exhibits 4.1, 10.1, and 10.18, respectively, to the registrant’s Registration Statement No. 333-31611 on Form S-4.
@	Incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Registrant’s report on Form 8-K filed on August 3, 1999.