Form 10-Q
period 2005-03-31
RADIOLOGIX INC
filed 2005-05-03
CIK 1031329

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock, $0.0001 par value	22,270,584 shares

RADIOLOGIX, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,408	$34,084
Restricted cash	5,561	5,539
Accounts receivable, net of allowances	44,304	44,197
Due from affiliates	2,197	2,029
Federal and state income tax receivables	1,865	3,905
Assets held for sale	—	305
Other current assets	5,322	6,996

Total current assets	103,657	97,055
Property and equipment, net	58,509	58,627
Investments in joint ventures	8,473	8,137
Goodwill	2,241	2,241
Intangible assets, net	70,175	71,200
Deferred financing costs, net	6,179	6,591
Deferred income taxes	9,229	8,892
Other assets	1,328	1,328

Total assets	$259,791	$254,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$10,278	$11,342
Accrued physician retention	7,927	8,384
Accrued salaries and benefits	8,545	7,339
Deferred income taxes	3,874	3,202
Accrued interest	4,853	708
Current portion of capital lease obligations	13	48
Current portion of long-term debt	53	109
Other current liabilities	690	536

Total current liabilities	36,233	31,668
Long-term debt, net of current portion	158,270	158,270
Convertible debt	11,980	11,980
Capital lease obligations, net of current portion	76	92
Deferred revenue	6,801	6,903
Other liabilities	1,114	1,000

Total liabilities	214,474	209,913

Commitments and contingencies

Minority interests in consolidated subsidiaries	1,391	1,242

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,289,268 and 21,835,935 shares issued in 2005 and 2004, respectively, and 22,270,584 and 21,817,251 outstanding in 2005 and 2004, respectively	2	2
Treasury stock	(180)	(180)
Additional paid-in capital	14,702	14,210
Retained earnings	29,402	28,884

Total stockholders’ equity	43,926	42,916

Total liabilities and stockholders’ equity	$259,791	$254,071

See accompanying notes to consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2005	2004 (note 6)
	(Unaudited)
Service fee revenue	$62,751	$66,042
Costs of operations:
Cost of services	39,820	40,277
Equipment leases	2,806	4,523
Provision for doubtful accounts	4,467	5,492
Depreciation and amortization	5,838	6,154

Gross profit	9,820	9,596

Corporate general and administrative	4,348	3,791
Interest expense, net, including amortization of deferred financing costs	4,676	4,746

Income before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	796	1,059

Equity in earnings of unconsolidated affiliates	622	596
Minority interests in income of consolidated subsidiaries	(149)	(255)

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	1,269	1,400
Income tax expense	482	560

INCOME FROM CONTINUING OPERATIONS	787	840
Discontinued Operations:
Loss from discontinued operations before income taxes	(434)	(5,912)
Income tax benefit	(165)	(2,365)

Loss from discontinued operations	(269)	(3,547)

NET INCOME (LOSS)	$518	$(2,707)

INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations – basic	$0.03	$0.04
Income (loss) from discontinued operations – basic	$(0.01)	$(0.16)

Net income (loss) – basic	$0.02	$(0.12)

Income from continuing operations – diluted	$0.03	$0.04
Income (loss) from discontinued operations – diluted	$(0.01)	$(0.16)

Net income (loss) – diluted	$0.02	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,913,738	21,765,985
Diluted	22,509,821	22,287,561

See accompanying notes to unaudited consolidated financial statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$518	$(2,707)
Adjustments to reconcile net income (loss) to net cash provided by operating activities - including discontinued operations:
Minority interests in income of consolidated subsidiaries	149	255
Equity in earnings of unconsolidated affiliates	(622)	(596)
Depreciation and amortization	5,838	6,483
Amortization of deferred financing costs	412	405
Impairment of goodwill, intangible and long-lived assets	—	5,539
Gains on sales of equipment	(526)	—
Deferred revenue	(102)	(102)
Restricted stock compensation expense	101	—
Deferred income tax expense (benefit)	335	(1,955)
Changes in operating assets and liabilities:
Accounts receivable, net	(107)	(1,339)
Income taxes receivable	2,040	(483)
Other assets	1,531	1,356
Accounts payable and accrued expenses	3,984	5,381

Net cash provided by operating activities	13,551	12,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(22)	—
Purchases of property and equipment	(4,473)	(6,657)
Proceeds from sales of equipment	697	—
Distributions from joint ventures	281	200
Repayments from unconsolidated affiliates, net	—	135

Net cash used in investing activities	(3,517)	(6,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(101)	(836)
Proceeds from stock option exercises	391	11

Net cash provided by (used in) financing activities	290	(825)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,324	5,090
CASH AND CASH EQUIVALENTS, beginning of period	34,084	36,766

CASH AND CASH EQUIVALENTS, end of period	$44,408	$41,856

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$948	$1,046
Income taxes paid, net of refunds received	$(2,040)	$634

See accompanying notes to unaudited consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

Note 1. Description of Business

Radiologix, Inc. (together with its subsidiaries, “Radiologix” or the “Company”), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), position emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiology (X-ray) and fluoroscopy. This quarterly report for Radiologix supplements our annual report to security holders on Form 10-K for the fiscal year ended December 31, 2004. As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in the annual report on Form 10-K. Accordingly, these consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and are of a normal recurring nature, other than those adjustments related to impairments and discontinued operations, which adjustments are discussed separately in the notes below. Interim results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year.

Our results may be impacted by variability due to changes in modality mix and the volume of procedures performed, physician referral and vacation patterns, the impact of hospital and physician-affiliated imaging centers that compete in our primary and Questar operations, the timing and negotiation of managed care and service contracts, the availability of technologists and other personnel resources, and trends in receivable collectibility. We are impacted by seasonality in that referring physicians and technologists often schedule vacations in the summer months which typically results in a decline in our volumes and service fee revenue while increasing costs of services as we contract for the services of temporary technologists at higher rates.

For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation and the audited consolidated financial statements and notes included in our annual report to security holders on Form 10-K for the year ended December 31, 2004.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

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

We have reclassified certain previously reported amounts, including (1) our results of operations to a “gross profit” presentation (2) balances and results of operations related to subsequently discontinued operations to conform to the current period presentation (3) amortization of deferred financing costs from depreciation and amortization to interest expense and (4) supply rebates from general and administrative costs to field supplies, which is a component of cost of services in the accompanying consolidated statements of operations. These reclassifications have no impact on total assets, liabilities, stockholders’ equity, net income (loss), or cash flows.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123), which promulgates a fair value method of accounting for stock-based employee compensation. It also requires certain disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company previously disclosed that it planned to adopt SFAS 123(R) on July 1, 2005 using the modified-prospective method. Pursuant to an SEC Amendment to Regulation S-X effective April 21, 2005, the revised date for adopting SFAS 123(R) is the first interim reporting period of a registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the Company now plans to adopt SFAS 123(R) on January 1, 2006. As of March 31, 2005, we have not determined the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

The summary below presents the pro-forma financial results that would have been reported if the Company had applied the provisions of SFAS No. 123, as amended by SFAS No. 148, during the periods ended March 31, 2005 and 2004 (dollars are presented in thousands, except per share amounts):

	2005	2004
Net income (loss), as reported	$518	$(2,707)
Add: Total stock-based compensation expensed in net income (loss)	61	6
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(160)	(553)

Pro forma net income (loss)	$419	$(3,254)

Income (loss) per common share:
Basic—as reported	$0.02	$(0.12)
Basic—pro forma	$0.02	$(0.15)

Income (loss) per share:
Diluted—as reported	$0.02	$(0.12)
Diluted—pro forma	$0.02	$(0.15)

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended March 31, 2005 and 2004, respectively: risk-free interest rate of 4.50% and 3.83%; expected life of 5.4 and 5.4 years; expected volatility of 41.0% and 41.2%; and dividend yield of zero in 2005 and 2004, respectively. The weighted-average grant-date fair value of new grants during the three months ended March 31, 2005 and 2004 was $2.69 and $3.65 per share, respectively.

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

Revenue Recognition

Service fee revenue from contracted radiology practice groups (professional revenue component) and diagnostic imaging centers (technical revenue component) is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established gross charges billed and reduced by estimated contractual adjustments and amounts retained by the contracted radiology practice groups under the terms of medical services agreements. Our patient accounting system currently does not record contractual adjustments at the time of billing. Instead, contractual adjustments and the provision for doubtful accounts are estimated based on historical collection experience using a retrospective collection analysis, payment-versus-charge schedules and aging models. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables), our estimates of the net realizable value of patient receivables could be reduced by a material amount. We have estimated that a change in our collection percentage of 1.0% could result in a change in service fee revenue of $5.0 million per year.

Note 3. Revenue Presentation

Radiologix has no financial controlling interest in the contracted radiology practices, as defined in Emerging Issues Task Force Issue 97-2 (EITF 97-2), accordingly, the Company does not consolidate the financial statements of those practices in its consolidated financial statements.

The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of operations had Radiologix met the provisions of EITF 97-2 (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Revenue for contracted radiology practices and diagnostic imaging centers, net of contractual adjustments	$86,181	$91,802
Less: amounts retained by contracted radiology practices	(23,430)	(25,760)

Service fee revenue	$62,751	$66,042

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

	For the Three Months Ended March 31,
	2005	2004
Professional component	$8,133	$11,307
Technical component	54,618	54,735

Service fee revenue	$62,751	$66,042

Note 4. Long-Term Debt

Senior Notes

The Company’s $158.3 million senior notes due December 15, 2008 bear interest at 10.5% payable semiannually in arrears on June 15 and December 15. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued interest to the date of redemption. These notes are unsecured obligations, which rank senior in right of payment to all subordinated indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries.

Convertible Junior Subordinated Note

The Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or payment with in kind securities, at an annual rate of 8.0%. The note holder may convert borrowings under the note to common stock at $7.52 per share.

Revolving Credit Facility

The Company’s revolving credit facility provides for borrowings up to $35 million through December 31, 2008. Borrowings under the credit facility bear interest at (i) an adjusted LIBOR rate, plus an applicable margin which can vary from 3.0% to 3.5% depending on monthly balances outstanding under the credit facility or (ii) the prime rate, plus an applicable margin which can vary from 1.75% to 2.25% depending on monthly balances outstanding under the credit facility. It is at the Company’s discretion to borrow under an adjusted LIBOR rate or under the prime rate. There are no restrictive covenants under the credit facility. The credit facility is secured by substantially all of the Company’s assets and a pledge of the capital stock of all of our wholly owned subsidiaries.

At March 31, 2005, amounts considered outstanding under the revolving credit facility totaled $1.4 million related to two letters of credit in connection with our high retention workers’ compensation program with $30.8 million available for borrowings.

Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

At March 31, 2005, we had not met certain incurrence tests under our debt agreements. As a result, we are limited to borrowing $20.0 million under the revolving credit facility until such time as we meet these tests.

Note 5. Commitments and Contingencies

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

In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying March 31, 2005 balance sheet includes $5.6 million of restricted cash under this provision.

The Master Lease Agreement also contains certain covenants related to financial leverage, fixed charge coverage, and total indebtedness to GE. Failure to comply with these covenants would restrict our ability to lease additional equipment under the Master Lease Agreement until the covenants are met. GE provided us with a written waiver stating that GE agreed to waive compliance with the financial leverage ratio for the year ending December 31, 2004 and to modify this calculation for 2005 to exclude the $9.1 million adjustment described in our 2004 Form 10-K.

At March 31, 2005, applicable amounts outstanding under the Master Lease Agreement totaled $27.7 million; commitments for leases signed but not placed in service under the Master Lease Agreement were $15.2 million, and $17.1 million remained available for future leases.

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

Self-insurance

We are self-insured with respect to health benefits provided to our employees. Additionally, in connection with malpractice and workers’ compensation coverage, we generally are self-insured for initial retention levels of $100,000 and $500,000, respectively. At March 31, 2005, we believe we are adequately reserved for estimated potential obligations under these arrangements.

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

Note 6. Discontinued Operations

The following reflects the reclassification from continuing operations to discontinued operations of certain results of operations (primarily related to our Questar subsidiary), previously reported in our March 31, 2004 Form 10-Q (dollar in thousands):

	For the Three Months Ended March 31, 2004
	Restated for Discontinued Operations	As Previously Reported
Service fee revenue	$66,042	$69,529
Costs of operations:
Cost of services	40,277	43,078
Equipment leases	4,523	4,796
Provision for doubtful accounts	5,492	5,898
Depreciation and amortization	6,154	6,483

Gross profit	9,596	9,274

Corporate general and administrative	3,791	3,612
Impairment of goodwill, intangible and long-lived assets	—	5,500
Interest expense, net, including amortization of deferred financing costs	4,746	4,836

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	1,059	(4,674)

Equity in earnings of unconsolidated affiliates	596	596

Minority interests in income of consolidated subsidiaries	(255)	(255)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	1,400	(4,333)

Income tax expense (benefit)	560	(1,733)

INCOME FROM CONTINUING OPERATIONS	840	(2,600)

Discontinued Operations:
Loss from discontinued operations before income taxes	(5,912)	(179)
Income tax benefit	(2,365)	(72)

Loss from discontinued operations	(3,547)	(107)

NET LOSS	$(2,707)	$(2,707)

INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations – basic	$0.04	$(0.12)
Income (loss) from discontinued operations – basic	$(0.16)	$(0.00)

Net income (loss) – basic	$(0.12)	$(0.12)

Income (loss) from continuing operations – diluted	$0.04	$(0.12)
Income (loss) from discontinued operations – diluted	$(0.16)	$(0.00)

Net income (loss) – diluted	$(0.12)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,765,985	21,765,985
Diluted	22,287,561	22,287,561

Based on an independent valuation, Radiologix recognized an impairment charge of $5.5 million charge in the first quarter of 2004 related to Questar in connection with our annual assessment of goodwill.

Note 7. Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted EPS includes options, warrants, and other potentially dilutive securities, using the treasury stock method to the extent that these securities are not anti-dilutive. Our diluted EPS calculation also considers the effect of the convertible junior subordinated note using the “if converted” method to the extent the securities are not anti-dilutive.

	For the Three Months Ended March 31,
	2005	2004
Weighted average shares for basic earnings per share	21,913,738	21,765,985
Effect of dilutive stock options	596,083	521,576
Effect of dilutive convertible junior subordinated note	—	—

Weighted average shares for diluted earnings per share	22,509,821	22,287,561

For the three months ended March 31, 2005 and 2004, approximately $144,000 of tax-effected interest expense and 1,593,040 of weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the periods.

Note 8. Segment Reporting

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

The following table summarizes the operating results, including continuing and discontinued operations, and assets of our primary and Questar operations (in thousands):

	For the Three Months Ended March 31, 2005
	Primary Operations	Questar	Total
Service fee revenue	$60,695	$2,056	$62,751
Total costs and expenses	51,586	1,560	53,146

Income before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	9,109	496	9,605
Equity in earnings of unconsolidated affiliates	622	—	622
Minority interests in income of consolidated subsidiaries	(149)	—	(149)

Income before income taxes from continuing operations	9,582	496	10,078
Loss before income taxes from discontinued operations	(62)	(372)	(434)

Income before income taxes	$9,520	$124	$9,644

Assets	$126,970	$6,103	$133,073
Purchases of property and equipment	$3,973	$218	$4,191

	For the Three Months Ended March 31, 2004
	Primary Operations	Questar	Total
Service fee revenue	$63,727	$2,315	$66,042
Total costs and expenses	54,582	1,938	56,520

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	9,145	377	9,522
Equity in earnings of unconsolidated affiliates	596	—	596
Minority interests in income of consolidated subsidiaries	(255)	—	(255)

Income (loss) before income taxes from continuing operations	9,486	377	9,863
Income (loss) before income taxes from discontinued operations	(452)	(5,460)	(5,912)

Income (loss) before income taxes	$9,034	$(5,083)	$3,951

Assets	$132,789	$27,020	$159,809
Purchases of property and equipment	$6,061	$175	$6,236

The following table is a reconciliation of the segment income before income taxes to Radiologix’s consolidated reported income (loss) before income tax expense (benefit) (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Segment income before income taxes	$9,644	$3,951
Unallocated amounts:
Corporate general and administrative	(4,348)	(3,791)
Corporate depreciation and amortization	(945)	(1,063)
Corporate interest expense	(3,516)	(3,609)

Consolidated income (loss) before income tax expense (benefit)	$835	$(4,512)

The following table is a reconciliation of purchases of property and equipment for the segments to Radiologix’s consolidated assets and purchases of property and equipment for the three month periods ended March 31 (in thousands):

	2005	2004
Purchases of property and equipment:
Segment amounts	$4,191	$6,236
Corporate	282	421

Total purchases of property and equipment	$4,473	$6,657

The following table is a reconciliation of total assets and total liabilities for the segments to Radiologix’s consolidated total assets and liabilities, as of March 31 (in thousands):

	2005	2004
Total Assets
Segment amounts	$133,073	$159,809
Intangible assets, net	55,073	64,162
Deferred financing costs, net	6,179	7,746
Other corporate assets	65,466	47,419

Total assets	$259,791	$279,136

	2005	2004
Total Liabilities
Segment amounts	$29,364	$35,567
Corporate, primary long-term debt	185,110	184,119

Total liabilities	$214,474	$219,686

Note 9. Unconsolidated Affiliates (Joint Ventures)

The Company has seven unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by the contracted radiology practices in such market area or a radiology practice that participates in the joint venture. Other assets at March 31, 2005 and December 31, 2004 include notes receivable from certain unconsolidated joint ventures aggregating $2.1 million. Interest income related to these notes receivable was approximately $47,000 and $62,000 for the three months ended March 31, 2005 and 2004, respectively. The Company also received management service fees of approximately $730,000 and $547,000 for the three months ended March 31, 2005 and 2004, respectively, in connection with operating the centers underlying these joint ventures. The Company’s investments in these joint ventures are accounted for under the equity method. The following table is a summary of key financial data for these joint ventures (in thousands):

	March 31, 2005	December 31, 2004
Current assets	$24,822	$23,909
Noncurrent assets	8,351	9,310
Current liabilities	4,781	5,073
Noncurrent liabilities	408	481

	For the Three Months Ended March 31,
	2005	2004
Net revenue	$9,699	$14,003
Pre-tax income	2,244	2,135
Minority interest	622	596

The decrease in net revenue is primarily related to the sale of certain unconsolidated affiliates in connection with overall sale of our San Antonio operation on April 30, 2004.

Note 10. Supplemental Guarantor Information

In connection with the senior notes, certain of the Company’s subsidiaries (Subsidiary Guarantors) guaranteed, jointly and severally, the Company’s obligation to pay principal and interest on the senior notes on a full and unconditional basis.

The following supplemental condensed consolidating financial information presents the balance sheets as of March 31, 2005 and December 31, 2004, and the statements of operations and cash flows for the three months ended March 31, 2005 and 2004. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the non-guarantor subsidiaries using the equity method.

The non-guarantor subsidiaries include Advanced PET Imaging of Maryland, L.P., Montgomery Community Magnetic Imaging Center Limited Partnership, and MRI at St. Joseph Medical Center LLC. The Subsidiary Guarantors include all wholly owned subsidiaries of Radiologix, Inc. (the “Parent”).

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

March 31, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$41,092	$(1,003)	$4,319	$—	$44,408
Accounts receivable, net of allowances	—	42,980	1,324	—	44,304
Other current assets	10,779	4,036	130	—	14,945

Total current assets	51,871	46,013	5,773	—	103,657
Property and equipment, net	3,896	52,743	1,870	—	58,509
Investment in subsidiaries	160,432	—	—	(160,432)	—
Goodwill and intangible assets, net	—	71,386	1,030	—	72,416
Other assets	16,560	8,649	—	—	25,209

Total assets	$232,759	$178,791	$8,673	$(160,432)	$259,791

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$11,472	$19,804	$327	$—	$31,603
Current portion of long-term debt	(203)	13	256	—	66
Other current liabilities	3,874	670	20	—	4,564

Total current liabilities	15,143	20,487	603	—	36,233
Long-term debt, net of current portion	169,967	76	283	—	170,326
Other noncurrent liabilities	3,723	10,702	(6,510)	—	7,915
Minority interests in consolidated subsidiaries	—	—	1,391	—	1,391
Total stockholders’ equity	43,926	147,526	12,906	(160,432)	43,926

Total liabilities and stockholders’ equity	$232,759	$178,791	$8,673	$(160,432)	$259,791

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$30,198	$249	$3,637	$—	$34,084
Accounts receivable, net of allowances	—	42,992	1,205	—	44,197
Other current assets	13,281	5,363	130	—	18,774

Total current assets	43,479	48,604	4,972	—	97,055
Property and equipment, net	3,860	52,849	1,918	—	58,627
Investment in subsidiaries	154,918	—	—	(154,918)	—
Goodwill and intangible assets, net	—	72,383	1,058	—	73,441
Other assets	16,640	8,459	(151)	—	24,948

Total assets	$218,897	$182,295	$7,797	$(154,918)	$254,071

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$6,577	$20,714	$482	$—	$27,773
Current portion of long-term debt	(141)	48	250	—	157
Other current liabilities	3,202	536	—	—	3,738

Total current liabilities	9,638	21,298	732	—	31,668
Long-term debt, net of current portion	169,901	92	349	—	170,342
Other noncurrent liabilities	(3,558)	18,520	(7,059)	—	7,903
Minority interests in consolidated subsidiaries	—	—	1,242	—	1,242
Total stockholders’ equity	42,916	142,385	12,533	(154,918)	42,916

Total liabilities and stockholders’ equity	$218,897	$182,295	$7,797	$(154,918)	$254,071

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$59,881	$2,870	$—	$62,751
Costs of operations:
Cost of services	—	38,085	1,735	—	39,820
Equipment leases	—	2,750	56	—	2,806
Provision for doubtful accounts	—	4,377	90	—	4,467
Depreciation and amortization	193	5,476	169	—	5,838

Gross profit	(193)	9,193	820	—	9,820

Corporate general and administrative	4,348	—	—	—	4,348
Interest expense, net, including amortization of deferred financing costs	3,516	1,145	15	—	4,676

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(8,057)	8,048	805	—	796
Equity in earnings of unconsolidated affiliates	—	622	—	—	622
Minority interests in income of consolidated subsidiaries	—	—	(149)	—	(149)

Income (loss) before taxes and discontinued operations	(8,057)	8,670	656	—	1,269
Income tax expense (benefit)	(3,062)	3,295	249	—	482

Income (loss) from continuing operations	(4,995)	5,375	407	—	787
Discontinued operations:
Loss from discontinued operations before income taxes	—	(379)	(55)	—	(434)
Income tax benefit	—	(144)	(21)	—	(165)

Loss from discontinued operations	—	(235)	(34)	—	(269)

Net income (loss)	$(4,995)	$5,140	$373	$—	$518

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$62,520	$3,522	$—	$66,042
Costs of operations:
Cost of services	—	38,449	1,828	—	40,277
Equipment leases	—	4,413	110	—	4,523
Provision for doubtful accounts	—	5,333	159	—	5,492
Depreciation and amortization	230	5,752	172	—	6,154

Gross profit	(230)	8,573	1,253	—	9,596

Corporate general and administrative	3,791	—	—	—	3,791
Interest expense, net, including amortization of deferred financing costs	3,609	1,113	24	—	4,746

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(7,630)	7,460	1,229	—	1,059
Equity in earnings of unconsolidated affiliates	—	596	—	—	596
Minority interests in income of consolidated subsidiaries	—	—	(255)	—	(255)

Income (loss) before taxes and discontinued operations	(7,630)	8,056	974	—	1,400
Income tax expense (benefit)	(3,052)	3,222	390	—	560

Income (loss) from continuing operations	(4,578)	4,834	584	—	840
Discontinued operations:
Loss from discontinued operations before income taxes	—	(5,831)	(81)	—	(5,912)
Income tax benefit	—	(2,333)	(32)	—	(2,365)

Loss from discontinued operations	—	(3,498)	(49)	—	(3,547)

Net income (loss)	$(4,578)	$1,336	$535	$—	$(2,707)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,079	$10,007	$465	$—	$13,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(22)	—	—	—	(22)
Purchases of property and equipment	(229)	(4,123)	(121)	—	(4,473)
Proceeds from sale of equipment	—	697	—	—	697
Joint ventures	—	281	—	—	281
Other investments	—	—	—	—	—

Net cash used in investing activities	(251)	(3,145)	(121)	—	(3,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	4	(45)	(60)	—	(101)
Due to/from parent/subsidiaries	7,671	(8,069)	398	—	—
Proceeds from stock option exercises	391	—	—	—	391

Net cash provided by (used in) financing activities	8,066	(8,114)	338	—	290

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,894	(1,252)	682	—	10,324
CASH AND CASH EQUIVALENTS, beginning of period	30,198	249	3,637	—	34,084

CASH AND CASH EQUIVALENTS, end of period	$41,092	$(1,003)	$4,319	$—	$44,408

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,685)	$13,159	$763	$—	$12,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	2,552	(9,072)	(137)	—	(6,657)
Joint ventures	—	200	—	—	200
Repayment from unconsolidated affiliates, net	135	—	—	—	135

Net cash provided by (used in) investing activities	2,687	(8,872)	(137)	—	(6,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(21)	(736)	(79)	—	(836)
Due to/from parent/subsidiaries	7,713	(8,247)	534	—	—
Proceeds from stock option exercised	11	—	—	—	11

Net cash provided by (used in) financing activities	7,703	(8,983)	455	—	(825)

NET DECREASE IN CASH AND CASH EQUIVALENTS	8,705	(4,696)	1,081	—	5,090
CASH AND CASH EQUIVALENTS, beginning of period	31,625	3,856	1,285	—	36,766

CASH AND CASH EQUIVALENTS, end of period	$40,330	$(840)	$2,366	$—	$41,856

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Our results may be impacted by variability due to changes in modality mix and the volume of procedures performed, physician referral and vacation patterns, the impact of hospital and physician-affiliated imaging centers that compete in our primary and Questar operations, the timing and negotiation of managed care and service contracts, the availability of technologists and other personnel resources, and trends in receivable collectibility. We are impacted by seasonality in that referring physicians and technologists often schedule vacations in the summer months which typically results in a decline in our volumes and service fee revenue while increasing costs of services as we contract for the services of temporary technologists at higher rates.

We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), PET/CT, nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the quarter ended March 31, 2005, we derived 87% of our service fee revenue from the ownership, management and operation of our imaging center network and 13% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of March 31, 2005, we owned, operated or maintained, through our two operating segments, an ownership interest in imaging equipment at 73 locations, with imaging centers located in 8 states, including (1) primary operations in the Mid-Atlantic; the Bay Area, California; Treasure Coast, Florida; Northeast, Kansas; and the Finger Lakes (Rochester) and Hudson Valley markets in New York state; and (2) Questar operations with imaging centers located in Arizona, California, Colorado and Minnesota.

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

Results of Operation

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following tables outline our service fee revenue, volumes and operating expenses, for the quarters ended March 31, 2005 and 2004 below (in thousands):

	2005	2004	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2005	2004
Service fee revenue	$62,751	$66,042	(5.0)%	100.0%	100.0%

Field salaries and benefits	22,190	22,691	(2.2)	35.4	34.4	100
Field supplies	3,712	3,876	(4.2)	5.9	5.9	—
Facility rent	3,479	3,242	7.3	5.5	4.9	60
Other field expenses	10,439	10,468	(0.3)	16.6	15.9	70

Cost of services	39,820	40,277	(1.1)	63.5	61.0	250

Equipment lease	2,806	4,523	(38.0)	4.5	6.8	(230)
Provision for doubtful accounts	4,467	5,492	(18.7)	7.1	8.3	(120)
Depreciation and amortization	5,838	6,154	(5.1)	9.3	9.3	—
Corporate, general and administrative	4,348	3,791	14.7	6.9	5.7	120
Interest expense, net	4,676	4,746	(1.5)	7.5	7.2	30

Total operating expense	$61,955	$64,983	(4.7)%	98.7%	98.4%	30

Comparable results excluding certain Medical Services Agreement operations (San Antonio and the terminated Mid-Atlantic agreement) the “terminated MSA operations” are presented below:

	2005	2004	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2005	2004
Service fee revenue	$61,821	$60,851	1.6%	100.0%	100.0%

Field salaries and benefits	21,985	21,558	2.0	35.6	35.4	20
Field supplies	3,697	3,663	0.9	6.0	6.0	—
Facility rent	3,448	3,060	12.7	5.6	5.0	60
Other field expenses	10,336	9,365	10.4	16.7	15.4	130

Cost of services	39,466	37,646	4.8	63.8	61.9	190

Equipment lease	2,806	4,519	(37.9)	4.5	7.4	(290)
Provision for doubtful accounts	4,223	4,789	(11.8)	6.8	7.9	(110)
Depreciation and amortization	5,837	5,724	2.0	9.4	9.4	—
Corporate, general and administrative	4,348	3,791	14.7	7.0	6.2	80
Interest expense, net	4,676	4,642	0.7	7.6	7.6	—

Total operating expense	$61,356	$61,111	0.4%	99.2%	100.4%	(120)

A summary of our volumes, excluding certain volumes for the terminated MSA operations noted above, follows:

	For the Three Months Ended March 31,
	2005	2004
High end volumes (1):
Total	94,115	97,483
Less terminated MSA volumes	(671)	(4,663)

Net	93,444	92,820

Other volumes:
Total	292,320	302,386
Less terminated MSA volumes	(3,234)	(10,752)

Net	289,086	291,634

(1)	Defined as MRI, PET, CT and PET/CT procedures.

For the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, service fee revenue decreased $3.3 million or 5.0%. This decrease is primarily attributable to (1) the sale of our operations in San Antonio, Texas in the second quarter of 2004 (our San Antonio operations generated $3.7 million in service fee revenue in the first quarter of 2004), (2) the termination of a medical services agreement with a Mid-Atlantic radiology group effective January 31, 2005, resulting in a decrease in service fee revenue of $538,000 in the first quarter of 2005 compared to the first quarter of 2004 (primarily due to the loss of service fee revenue generated from professional reading arrangements at certain hospitals and disposed imaging centers), (3) an amendment to a medical services agreement which resulted in the establishment of a technical bonus to the contracted radiology group and a 3% reduction in our management fee effective October 1, 2004 (4) 1% reductions in management fees that became effective in July 2004 related to certain other medical services agreements and (5) a slight decrease in MRI procedures primarily due to competition from referring physicians who perform MRI procedures in their offices and a recent increase in open MRI technologist positions.

Excluding the terminated MSA operations noted above, service fee revenue increased $970,000 or 1.6% for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. This increase is due to (1) a shift in mix to higher-end procedures, especially CT and PET procedures, resulting in an increase in our net technical revenue per procedure to $141.50 for the quarter ended March 31, 2005 compared to $135.90 for the quarter ended March 31, 2004, and (2) an increase in capitation revenue for the quarter ended March 31, 2005 of $500,000 compared to the quarter ended March 31, 2004, offset by (a) decreases in service fee revenue at certain Bay Area, California facilities due to diagnostic equipment downtime, technologist shortages, reduced physician coverage, reduced workers’ compensation volumes and delayed negotiations with an imaging center landlord and (b) a decrease in service fee revenue from our six Questar facilities primarily due to the performance of our Arizona facility.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the quarter ended March 31, 2005 were 35.4% compared to 34.4% for the quarter ended March 31, 2004. This percentage increase resulted primarily from (1) our San Antonio operations having lower salary and benefit costs as a percentage of service fee revenue relative to the rest of our operations (primarily because the San Antonio operations allocated certain salary and benefit costs to unconsolidated joint ventures), (2) salary market adjustments effective in July 2004 for certain employees at one of our subsidiaries, and (3) bonuses accrued for field personnel. The effect of the above items was offset by the reduction in temporary labor costs, primarily for technologists that were used extensively by one of our subsidiaries in the first quarter of 2004. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the quarters ended March 31, 2005 and 2004, excluding the terminated MSA operations, were 35.6% and 35.4%, respectively. Management continues to evaluate our service offerings, patient flows and technology offerings to identify more efficient and less costly methods of providing high quality patient care and continues to evaluate its back office and support operations for new opportunities to gain economies of scale. We believe our Radiologix Enhanced Workflow And Record Distribution or “REWARD” Program (a comprehensive Radiology Information System/Picture Archival Communications System), which we expect to significantly enhance operational efficiencies by: (1) standardizing processes and protocols across the Company, (2) automating, accelerating and simplifying workflow, (3) improving the capture of front-end data including billing and patient scheduling information (4) providing more timely digitized images and records to referring physicians and (5) reducing film and storage costs, once fully implemented, will help us achieve greater efficiencies and lower our operating costs. In connection with field salaries and benefits, market studies performed in our primary operating locations indicate that certain employee positions could be above or below market salary rates. We address performance and merit increases on an annual basis in March through our Focal Point Review process.

Field supplies as a percentage of service fee revenue from continuing operations was 5.9% for each of the quarters ended March 31, 2005 and 2004, respectively. Excluding the MSA operations, these percentages were 6.0% for each of the quarters ended March 31, 2005 and 2004, respectively. Field supply costs were impacted primarily by increases in costs due to more high-end diagnostic equipment in service at March 31, 2005.

Facility rent as a percentage of service fee revenue remained relatively constant in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

Other field expenses, excluding the terminated MSA operations, increased in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 due primarily to (1) increased service contract costs resulting from new coverage on (a) equipment coming off warranty and (b) equipment acquired in connection with the acquisition of an equipment financing right agreement effective October 31, 2004, (2) system conversion, upgrade and outsourcing costs for our patient accounting systems, (3) higher marketing costs in our primary operations, (4) higher physician purchased service costs primarily due to paying certain physicians for incremental coverage on reading contracts, (5) higher workers’ compensation costs and (6) higher diagnostic equipment repair costs. These increased costs were offset by gains on sales of diagnostic equipment, lower malpractice insurance costs and lower off-site storage costs.

Equipment lease expenses decreased in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 primarily due to the impact of lease buyouts and the acquisition of an equipment financing right effective October 31, 2004, which eliminates equipment lease expense that was previously recorded based on volume. The impact of this decrease in the first quarter of 2005 would have been even greater if not for an approximate $192,000 lease credit we received in the first quarter of 2004.

Provision for doubtful accounts decreased by $566,000 in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 primarily due to lower professional component revenue charges, which historically have lower collection rates, improved denial rates in 2005 and weaker than expected collection performance in 2004 on receivables for professional services at two Mid-Atlantic hospitals that were part of the terminated Mid-Atlantic MSA agreement.

Depreciation and amortization decreased in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 primarily due to (1) no longer operating the terminated San Antonio operations which were sold in the second quarter of 2004, (2) the effect of lower asset bases as a result of asset impairments in 2004 and (3) assets whose useful lives were shortened or that became fully depreciated during 2004, offset by the impact of new imaging centers and new equipment placed in service since March 31, 2004, lease buyouts, and the acquisition of an equipment financing right and related diagnostic equipment effective October 31, 2004.

Corporate, general and administrative expenses increased in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 due primarily to (1) costs relating to our ongoing Sarbanes-Oxley Section 404 compliance efforts, (2) increased costs related to our sales, marketing, information technology and development departments, (3) $350,000 in management bonus costs accrued in the 2005 first quarter compared to no bonus accrual in the first quarter of 2004 and (4) restricted stock compensation expense. These increases were offset by (1) a reduction in our estimated 2004 bonus and severance accruals that were finalized in the first quarter of 2005 (2) the lack of chief operating officer salary and benefit costs as this position was open in the first quarter of 2005 and (3) reduced legal costs as a result of establishing an in-house legal department which resulted in reducing our contracted legal costs.

Interest expense (net of interest income), including amortization of deferred financing costs, for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 is lower due primarily to our $1.73 million retirement of debt in the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for the three months ended March 31, 2005, was derived from cash and cash equivalents and net cash generated by operating activities. As of March 31, 2005, we had current assets of $103.7 million, including cash and cash equivalents of $44.4 million, and current liabilities of $36.2 million, including current maturities of long-term debt and capital lease obligations of $66,000. For the three months ended March 31, 2005, we generated $13.6 million in net operating cash flow, invested $3.5 million and had cash provided by financing activities of $290,000.

Net cash from operating activities for the three months ended March 31, 2005 of $13.6 million included $2.0 million of federal and state income tax refunds and increased from $12.2 million for the same period in 2004. Our days sales outstanding on accounts receivable were 49 and 48 days at March 31, 2005 and December 31, 2004, respectively. We calculate days sales outstanding by dividing accounts receivable, net of allowances, by the two-month average revenue per day (before reducing revenue for amounts retained by contracted radiology practices).

Net cash used in investing activities for the three months ended March 31, 2005 and 2004 was $3.5 million and $6.3 million, respectively. Purchases of property and equipment during the three months ended March 31, 2005 and 2004 were $4.5 million and $6.7 million, respectively, including $1.3 million to buyout operating leases in 2005. In 2005, we received $697,000 in consideration for the sales of certain diagnostic equipment and an imaging center. Also at March 31, 2005, we had $5.6 million in restricted cash in accordance with our Master Lease Agreement with GE Healthcare Financial Services (GE) as discussed below. For the remainder of 2005 we expect to spend approximately $1.6 million on equipment lease buyouts.

Net cash flows provided by (used in) financing activities for the three months ended March 31, 2005 and 2004 were $290,000 and $(825,000), respectively. We received proceeds from the exercises of stock options of $391,000 in the first quarter of 2005. At March 31, 2005, we had outstanding senior note borrowings of $158.3 million and a $12.0 million convertible subordinated junior note. At March 31, 2005, amounts considered outstanding under the revolving credit facility totaled $1.4 million related to two letters of credit in connection with our high retention workers’ compensation program with $30.8 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries. At March 31, 2005, we had not met certain incurrence tests under our debt agreements. As a result, we are limited to borrowing $20.0 million under the revolving credit facility until such time as we meet these tests.

On July 9, 2004, we amended our master lease with GE under an Amended and Restated Master Lease Agreement. Through this arrangement, GE has agreed to fund up to $60.0 million of equipment leases through December 31, 2006, and requires that at least two-thirds of the outstanding balance represent GE healthcare equipment. In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying March 31, 2005 balance sheet includes $5.6 million of restricted cash under this provision. GE provided us with a written waiver stating that GE agreed to waive compliance with the financial leverage ratio for the year ending December 31, 2004 and to modify this calculation for 2005 to exclude the $9.1 million adjustment that was recorded to reduce service fee revenue and accounts receivable in the fourth quarter of 2004.

At March 31, 2005, applicable amounts outstanding under the Master Lease Agreement totaled $27.7 million; commitments for leases signed but not placed in service under the Master Lease Agreement were $15.2 million, and $17.1 million remained available for future leases.

In fiscal 2005, we plan to spend approximately $11.0 million for capital expenditures in connection with our REWARD Program, $21.0 million for expansion of centers including de novo projects and commit $26.0 million for major diagnostic equipment leases over the respective lease terms. As of March 31, 2005, we spent approximately $1.0 million and $3.5 million on capital expenditures in connection with our REWARD Program and expansion of centers, respectively, and committed $22.3 million for major diagnostic equipment leases.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development costs of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. We currently believe that our cash balances, the expected cash flow from operations, and our borrowing capacity under our revolving credit facility and our master lease line will be sufficient to fund our working capital, acquisitions and capital expenditure requirements for the next eighteen months. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of future acquisitions and repayment of debt. We intend to fund these long-term liquidity needs from cash generated from operations, available borrowings under our revolving credit facility, our master lease line of credit, and future debt and equity financings. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent we are unable to generate sufficient cash from our operations, or if funds are not available under our revolving credit facility or our master lease line, we may be unable to meet our capital expenditure and debt service requirements. Furthermore, we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

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

Revenue Recognition, Contractual Allowances and Allowances for Doubtful Accounts

In connection with our December 2004 year-end closing process, we finalized a retrospective collection analysis. This retrospective process represented an enhancement to our methodology for estimating the amount of contractual adjustments and provision for doubtful accounts necessary to reduce gross revenue (billed charges) and gross receivables to net amounts realizable from managed care, Medicare, Medicaid, private and other payors. This enhanced methodology is based on the matching of cash collections to billed charges by month of service. In connection with our provision for doubtful accounts, we continue to record this expense based on historical write-offs which experience has not significantly changed.

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

Our accounts receivable write-off process is primarily system-driven whereby a series of communications requesting payment is sent to a private payor who either is without healthcare benefit coverage or who owes us a co-pay amount. These communications increase in intensity and urgency as the receivable becomes more delinquent. Once the communication cycle is completed and the receivable remains uncollected, it is written off in our patient accounting system. We also review accounts receivable “events checklists” which are designed to identify significant delinquent accounts receivable. Write-offs for accounts identified by our events checklists are approved by the Vice President of our Patient Services Group.

Write-offs for accounts receivables have been relatively constant, but we can experience increases for specified events, primarily when we retain receivables for businesses we dispose of.

Impairment of Goodwill, Intangible and Long-Lived Assets

Goodwill

Goodwill and other intangible assets with indefinite useful lives are subject to at least annual assessments for impairment by applying a fair-value-based test. We conduct our annual impairment fair-value-based test during the first quarter of each fiscal year. We also review the recoverability of our goodwill on a quarterly basis, including a review of events or changes in circumstances that may indicate that the carrying amount may not be recoverable. At March 31, 2005 the balance of goodwill, which relates entirely to our Questar subsidiary operation, is approximately $2.2 million.

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

We have significant noncurrent deferred tax assets at March 31, 2005. Realization of these deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the twenty-year loss carryforward period. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Our tax strategy to realize deferred tax assets resulting from the impairment of goodwill and long-lived assets at certain of our Questar centers, involves the future disposal of the remaining six Questar centers we are currently operating at March 31, 2005. Until we dispose of all our Questar operations, we cannot, under the current tax regulations, deduct these particular impairment charges. As of March 31, 2005, we plan to operate these six Questar centers for the next few years, as long as they are profitable; however, we do not plan to invest in new equipment for these six centers. At the point the cumulative operations begin to deteriorate, we will make a cost benefit decision in which we will compare the estimated future profitability of these centers to the potential tax benefits we could realize upon disposal.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	economic, demographic, business and other conditions in our markets;

•	the highly competitive nature of the healthcare business;

•	changes in patient referral patterns;

•	changes in the rates or methods of third-party reimbursement for diagnostic imaging services;

•	changes in our contracts with radiology practice groups;

•	changes in the number of radiologists operating in our contracted radiology practice groups;

•	the availability to recruit and retain technologists;

•	the availability of additional capital to fund capital expenditure requirements;

•	lawsuits against Radiologix and our contracted radiology practices groups;

•	changes in operating margins, particularly changes due to our managed care contracts and capitated fee arrangements;

•	failure by Radiologix to comply with state and federal anti-kickback and anti-self referral laws or any other applicable healthcare regulations;

•	changes in business strategy and development plans;

•	changes in federal, state or local regulations affecting the healthcare industry;

•	our indebtedness, debt service requirements and liquidity constraints;

•	risk related to our Senior Notes and healthcare securities generally;

•	interruption of operations due to severe weather or other extraordinary events; and

•	charges for unusual or infrequent (non-recurring) matters.

A more comprehensive list of such factors are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and our other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, revolving credit facility, and its senior and convertible notes. At March 31, 2005, Radiologix had $1.4 million considered outstanding under its revolving credit facility related to two letters of credit in connection with our high retention workers’ compensation programs. Radiologix’s notes bear interest at fixed rates.

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

There have been no significant changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect its internal controls during our most recent fiscal quarter, except for any corrective actions with regard to significant deficiencies and material weaknesses as follows:

As noted in our 2004 Form 10-K, subsequent to December 31, 2004, but prior to the finalization of our 2004 consolidated financial statements, the Company placed into operations new controls to address the material weakness we identified in our accounts receivable estimation process. These new controls include a retrospective collection analysis that matches cash collections to billed charges by month of service. We believe these new controls have remediated the material weakness that existed as of December 31, 2004, and that these controls operated effectively during the first quarter of 2005.

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

RADIOLOGIX, INC.

Date: May 3, 2005	/s/ SAMI S. ABBASI
Sami S. Abbasi President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2005	/S/ MICHAEL N. Murdock
Michael N. Murdock Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Settlement Agreement and Release. *

31.1	Certification of Sami S. Abbasi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael N. Murdock pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Sami S. Abbasi. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Michael N. Murdock. *

*	Filed herewith.