Form 10-Q
period 2005-06-30
RADIOLOGIX INC
filed 2005-08-04
CIK 1031329

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, $0.0001 par value	22,461,101 shares

RADIOLOGIX, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,645	$34,084
Restricted cash	5,594	5,539
Accounts receivable, net of allowances	42,086	44,197
Due from affiliates	2,548	2,963
Federal and state income tax receivables	6,983	3,905
Assets held for sale	—	305
Other current assets	4,727	6,062

Total current assets	104,583	97,055
Property and equipment, net	60,365	58,627
Investments in joint ventures	9,247	8,137
Goodwill	2,241	2,241
Intangible assets, net	69,148	71,200
Deferred financing costs, net	5,766	6,591
Deferred income taxes	3,639	8,892
Other assets	1,275	1,328

Total assets	$256,264	$254,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$7,440	$11,342
Accrued physician retention	8,155	8,384
Accrued salaries and benefits	10,535	7,339
Deferred income taxes	3,649	3,202
Accrued interest	687	708
Current portion of capital lease obligations	30	48
Current portion of long-term debt	—	109
Other current liabilities	644	536

Total current liabilities	31,140	31,668
Long-term debt, net of current portion	158,270	158,270
Convertible debt	11,980	11,980
Capital lease obligations, net of current portion	83	92
Deferred revenue	6,699	6,903
Other liabilities	1,281	1,000

Total liabilities	209,453	209,913

Commitments and contingencies

Minority interests in consolidated subsidiaries	1,545	1,242

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,439,268 and 21,835,935 shares issued in 2005 and 2004, respectively, and 22,420,584 and 21,817,251 outstanding in 2005 and 2004, respectively	2	2
Treasury stock	(180)	(180)
Additional paid-in capital	15,393	14,210
Retained earnings	30,051	28,884

Total stockholders’ equity	45,266	42,916

Total liabilities and stockholders’ equity	$256,264	$254,071

See accompanying notes to unaudited consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Service fee revenue	$64,311	$66,211	$127,062	$132,253
Costs of operations:
Cost of services	40,629	39,306	80,449	79,583
Equipment leases	3,231	4,868	6,037	9,391
Provision for doubtful accounts	4,659	5,364	9,126	10,856
Depreciation and amortization	6,051	5,881	11,889	12,035

Gross profit	9,741	10,792	19,561	20,388

Corporate general and administrative	4,985	4,707	9,333	8,498
Impairment of goodwill, intangible and long-lived assets	—	5,752	—	5,752
Gain on sale of operations	—	(4,669)	—	(4,669)
Interest expense, net, including amortization of deferred financing costs	4,565	4,666	9,241	9,412

Income before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	191	336	987	1,395

Equity in earnings of investments	1,039	758	1,661	1,354

Minority interests in income of consolidated subsidiaries	(154)	(189)	(303)	(444)

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	1,076	905	2,345	2,305

Income tax expense	447	82	929	642

INCOME FROM CONTINUING OPERATIONS	629	823	1,416	1,663

Discontinued Operations:
Income (loss) from discontinued operations before income taxes	30	(4,887)	(404)	(10,799)
Income tax expense (benefit)	10	(1,955)	(155)	(4,320)

Income (loss) from discontinued operations	20	(2,932)	(249)	(6,479)

NET INCOME (LOSS)	$649	$(2,109)	$1,167	$(4,816)

INCOME (LOSS) PER COMMON SHARE
Income from continuing operations—basic	$0.03	$0.04	$0.06	$0.08
Income (loss) from discontinued operations—basic	—	(0.14)	(0.01)	(0.30)

Net income (loss)—basic	$0.03	$(0.10)	$0.05	$(0.22)
Income from continuing operations—diluted	$0.03	$0.04	$0.06	$0.07
Income (loss) from discontinued operations—diluted	—	(0.13)	(0.01)	(0.29)

Net income (loss)—diluted	$0.03	$(0.09)	$0.05	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	22,339,815	21,769,804	22,128,425	21,767,894
Diluted	22,572,909	22,369,560	22,625,931	22,328,560

See accompanying notes to unaudited consolidated financial statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,167	$(4,816)
Adjustments to reconcile net income (loss) to net cash provided by operating activities – including discontinued operations:
Depreciation and amortization	11,889	12,558
Impairment of goodwill, intangible and long-lived assets	—	16,576
Gains on sales of operations and equipment	(651)	(5,351)
Equity in earnings of unconsolidated affiliates	(1,661)	(1,354)
Minority interests in income of consolidated subsidiaries	303	444
Amortization of deferred financing costs	825	817
Restricted stock compensation expense	213	—
Deferred revenue	(204)	(204)
Deferred income tax expense (benefit)	569	(3,591)
Tax benefit realized for stock option exercises	203	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,111	(1,261)
Income taxes receivable	2,051	(3,526)
Other assets	2,005	1,827
Accounts payable and accrued expenses	(567)	4,527

Net cash provided by operating activities	18,253	16,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(55)	(4,000)
Purchases of property and equipment	(12,097)	(13,410)
Proceeds from sales of operations and equipment	1,175	12,784
Distributions from joint ventures	551	910
Repayments from unconsolidated affiliates, net	103	357

Net cash used in investing activities	(10,323)	(3,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations, primarily capital leases	(136)	(1,321)
Retirement of senior debt	—	(1,730)
Proceeds from stock option exercises	767	77

Net cash provided by (used in) financing activities	631	(2,974)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,561	10,313
CASH AND CASH EQUIVALENTS, beginning of period	34,084	36,766

CASH AND CASH EQUIVALENTS, end of period	$42,645	$47,079

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$10,091	$10,298
Income taxes paid, net of refunds received	$(2,051)	$1,713

See accompanying notes to unaudited consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

Note 1. Description of Business

Radiologix, Inc. (together with its subsidiaries, “Radiologix” or the “Company”), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiology (X-ray) and fluoroscopy. This quarterly report for Radiologix supplements our annual report to security holders on Form 10-K for the fiscal year ended December 31, 2004. The accompanying consolidated balance sheet, as of December 31, 2004, has been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2004. As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in the annual report on Form 10-K. Accordingly, these consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and are of a normal recurring nature, other than those adjustments related to impairments and discontinued operations, which adjustments are discussed separately in the notes below. Interim results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year.

Our results may be impacted by variability due to changes in modality mix and the volume of procedures performed, physician referral and vacation patterns, the impact of hospital and physician-affiliated imaging operations that compete with our primary and Questar operations, the timing and negotiation of managed care and service contracts, the availability of technologists and other personnel, and trends in receivable collectibility. We are impacted by seasonality in that referring physicians and technologists often schedule vacations in the summer months which typically results in a decline in our volumes and service fee revenue while increasing costs of services as we contract for the services of temporary technologists at higher rates.

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

Goodwill, Intangible and Long-lived Assets

The value of goodwill and intangible assets is stated at the lower of cost or fair value. Goodwill is not subject to amortization; however, it is subject to periodic valuation assessments. Under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company is required to perform at least an annual impairment test and to consider other indicators that may arise throughout the year to reevaluate carrying value. To the extent book value exceeds fair value, at the date an impairment is determined, the Company reduces goodwill by recording a charge to operations. We perform our annual impairment test in the first quarter of each fiscal year.

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

At June 30, 2005 the balance of goodwill, which relates entirely to our Questar subsidiary operation, is approximately $2.2 million. Of this $2.2 million in goodwill, $1.8 million is attributable to one of our Questar Colorado centers. The performance of this center declined in the 2005 second quarter. As a result, we are focusing efforts on reversing the second quarter decline in volumes that we experienced at this center. However, if our efforts are not successful and this center continues to experience lower than expected volumes, we may incur an impairment charge in a future period.

Impairment charges of $5.8 million for the 2004 write-off of goodwill and long-lived assets relate to our six Questar centers that are currently in continuing operations. Impairment charges for other Questar centers in 2004 are included in discontinued operations.

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

Stock-Based Awards

The Company currently accounts for its employee stock-based compensation arrangements using the intrinsic-value method pursuant to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, because stock options are issued at fair value at the date of grant we do not recognize compensation expense for our stock option grants. We do recognize compensation expense on a straight-line basis for restricted stock units (“RSUs”) based on the fair value of the RSUs on the date grant and the applicable vesting period.

The Company issued 303,333 shares of common stock during the six months ended June 30, 2005, upon exercise of stock options.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which promulgates a fair value method of accounting for stock-based employee compensation. It also requires certain disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements.

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

The Company previously disclosed that it planned to adopt SFAS 123(R) on July 1, 2005 using the modified-prospective method. Pursuant to an SEC Amendment to Regulation S-X effective April 21, 2005, a revised date for adopting SFAS 123(R) is now the first interim reporting period of a registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the Company now plans to adopt SFAS 123(R) on January 1, 2006. As of June 30, 2005, we have not determined the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

The summary below presents the pro-forma financial results that would have been reported if the Company had applied the provisions of SFAS No. 123, as amended by SFAS No. 148, during the periods ended June 30, 2005 and 2004 (dollars are presented in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$649	$(2,109)	$1,167	$(4,816)
Add: Total stock-based compensation expensed in net income (loss)	67	2	128	8
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(175)	(224)	(335)	(777)

Pro forma net income (loss)	$541	$(2,331)	$960	$(5,585)

Income (loss) per common share:
Basic—as reported	$0.03	$(0.10)	$0.05	$(0.22)
Basic—pro forma	$0.02	$(0.11)	$0.04	$(0.26)

Loss per share:
Diluted—as reported	$0.03	$(0.09)	$0.05	$(0.22)
Diluted—pro forma	$0.02	$(0.10)	$0.04	$(0.26)

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants as of June 30, 2005 and 2004, respectively: risk-free interest rate of 4.00% and 4.73%; expected life of 3.06 and 5.4 years; expected volatility of 42.2% and 55.6%; and dividend yield of zero in 2005 and 2004, respectively. The weighted-average grant-date fair value of new grants during the six months ended June 30, 2005 and 2004 was $2.65 and $2.23 per share, respectively.

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

Note 3. Revenue Presentation

Radiologix has no financial controlling interest in the contracted radiology practices, as defined in Emerging Issues Task Force Issue 97-2 (“EITF 97-2”), accordingly, the Company does not consolidate the financial statements of those practices in its consolidated financial statements.

The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of operations had Radiologix met the provisions of EITF 97-2 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue for contracted radiology practices and diagnostic imaging centers, net of contractual adjustments	$88,552	$92,473	$174,733	$184,275
Less: amounts retained by contracted radiology practices	(24,241)	(26,262)	(47,671)	(52,022)

Service fee revenue	$64,311	$66,211	$127,062	$132,253

The Company’s service fee revenue is dependent upon the operating results of the contracted radiology practice groups and diagnostic imaging centers. Where state law allows, service fees due under the medical services agreements for the contracted radiology practice groups are derived from two distinct revenue streams: (1) a negotiated percentage of the professional revenues, reduced by certain expenses as defined in the medical services agreements; and (2) 100% of the adjusted technical revenues as defined in the medical service agreements up to a designated ceiling at which point certain of the medical services agreements provide for a technical bonus to the contracted radiology practice groups for a percentage amount in excess of this ceiling. In states where the law prohibits fee-splitting, Radiologix has negotiated a service fee based upon the number of work units performed by radiologists, which approximates the estimated fair market value of the services provided under the service agreements. Service fee revenue is comprised of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Technical component	$54,785	$54,688	$108,950	$108,732
Professional component	9,526	11,523	18,112	23,521

Service fee revenue	$64,311	$66,211	$127,062	$132,253

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

At June 30, 2005, amounts considered outstanding under the revolving credit facility totaled $1.4 million related to two letters of credit in connection with our high retention workers’ compensation program with $29.4 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

At June 30, 2005, we had not met certain incurrence tests under our debt agreements. As a result, we are limited to borrowing $20.0 million under the revolving credit facility until such time as we meet this test.

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

In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying June 30, 2005 balance sheet includes $5.6 million of restricted cash under this provision.

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

At June 30, 2005, applicable amounts outstanding under the Master Lease Agreement totaled $34.3 million; commitments for leases signed but not placed in service under the Master Lease Agreement were $8.7 million, and $17.0 million remained available for future leases.

Leases

The Company leases office and facility space as well as certain diagnostic equipment under operating leases.

Our facility lease terms generally vary in length from one year to 15 years with renewal options upon prior written notice. Facility rent amounts generally increase from 1% to 4% on an annual basis. We do not have options to purchase the facilities we currently lease. These leases usually contain exclusivity clauses prohibiting the landlord from leasing space to potentially competitive businesses within a defined distance of our existing locations.

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

Self-insurance

We are self-insured with respect to health benefits provided to our employees. Additionally, in connection with malpractice and workers’ compensation coverage, we generally are self-insured for initial retention levels of $100,000 and $500,000, respectively. At June 30, 2005, we believe we are adequately reserved for estimated potential obligations under these arrangements.

Other Matters

As part of a routine, ongoing compliance and legal review, we determined that lease terms negotiated in connection with subletting space from physician landlords at four Radiologix locations within one subsidiary may have exceeded fair market value. In fiscal 2003, Radiologix sent a letter to the U.S. Department of Health & Human Services’ Office of the Inspector General (“OIG”), informing them of the preliminary findings. However since then, investigation by outside consultants and attorneys have revealed no evidence that these lease terms were intended to induce referrals in violation of the federal healthcare program anti-kickback statute, 42 USC Section 1320a-7b(b). Radiologix has qualified for the Provider Self-Disclosure Protocol of the OIG. The Provider Self-Disclosure Protocol is a self-reporting program that provides for minimizing the cost and disruption associated with OIG investigations. We submitted our supplemental findings to the OIG in September 2004 and are waiting for their response. As a result, we cannot predict the outcome of this matter.

Note 6. Discontinued Operations

The following reflects the reclassification from continuing operations to discontinued operations of certain results of operations (primarily related to our Questar subsidiary), previously reported in our June 30, 2004 Form 10-Q (prior to our change to a “gross profit” presentation) (dollars in thousands):

	For the Three Months Ended June 30, 2004		For the Six Months Ended June 30, 2004
	Restated for Discontinued Operations	As Previously Reported	Restated for Discontinued Operations	As Previously Reported
Service fee revenue	$66,211	$67,682	$132,253	$135,297
Costs of operations:
Cost of services	39,306	41,012	79,583	83,018
Equipment leases	4,868	4,952	9,391	9,520
Provision for doubtful accounts	5,364	5,553	10,856	11,249
Depreciation and amortization	5,881	6,424	12,035	13,136

Gross profit	10,792	9,741	20,388	18,374

Corporate general and administrative	4,707	4,284	8,498	7,896
Impairment of goodwill, intangible and long-lived assets	5,752	9,154	5,752	12,383
Gain on sale of operations	(4,669)	(4,669)	(4,669)	(4,669)
Interest expense, net, including amortization of deferred financing costs	4,666	4,307	9,412	8,691

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	336	(3,335)	1,395	(5,927)

Equity in earnings of unconsolidated affiliates	758	758	1,354	1,354

Minority interests in income of consolidated subsidiaries	(189)	(189)	(444)	(444)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	905	(2,766)	2,305	(5,017)

Income tax expense (benefit)	82	(1,387)	642	(2,287)

INCOME FROM CONTINUING OPERATIONS	823	(1,379)	1,663	(2,730)
Discontinued Operations:
Loss from discontinued operations before income taxes	(4,887)	(1,216)	(10,799)	(3,477)
Income tax benefit	(1,955)	(486)	(4,320)	(1,391)

Loss from discontinued operations	(2,932)	(730)	(6,479)	(2,086)

NET LOSS	$(2,109)	$(2,109)	$(4,816)	$(4,816)

INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations – basic	$0.04	$(0.06)	$0.08	$(0.13)
Income (loss) from discontinued operations – basic	$(0.14)	$(0.04)	$(0.30)	$(0.09)

Net income (loss) – basic	$(0.10)	$(0.10)	$(0.22)	$(0.22)

Income (loss) from continuing operations – diluted	$0.04	$(0.06)	$0.07	$(0.13)
Income (loss) from discontinued operations – diluted	$(0.13)	$(0.04)	$(0.29)	$(0.09)

Net income (loss) – diluted	$(0.09)	$(0.10)	$(0.22)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,769,804	21,769,804	21,767,894	21,767,894
Diluted	22,369,560	21,769,804	22,328,560	21,767,894

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares for basic earnings per share	22,339,815	21,769,804	22,128,425	21,767,894

Effect of dilutive stock options	233,094	599,756	497,506	560,666

Effect of dilutive convertible junior subordinated note	—	—	—	—

Weighted average shares for diluted earnings per share	22,572,909	22,369,560	22,625,931	22,328,560

Tax-effected interest savings related to convertible junior subordinated note	$—	$—	$—	$—

For each of the three and six months ended June 30, 2005 and 2004, approximately $144,000 and $288,000, respectively, of tax-effected interest expense, and 1,593,040 of weighted average shares related to the convertible junior subordinated note for each period, were not included in the computation of diluted EPS because to do so would be anti-dilutive.

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

The following table summarizes the operating results, including continuing and discontinued operations, and assets of our primary and Questar operations (in thousands):

	For the Six Months Ended June 30, 2005
	Primary Operations	Questar	Total
Service fee revenue	$122,990	4,072	$127,062
Total costs and expenses	$104,556	3,340	$107,896

Income before equity in earnings of investments and minority interests in consolidated subsidiaries, income taxes and discontinued operations	$18,434	732	$19,166
Equity in earnings of investments	$1,661	—	$1,661
Minority interests in income of consolidated subsidiaries	$(303)	—	$(303)

Income before income taxes from continuing operations	$19,792	732	$20,524
Loss before income taxes from discontinued operations	$(62)	(342)	$(404)

Income before income taxes	$19,730	390	$20,120
Assets	$123,955	5,500	$129,455
Purchases of property and equipment	$9,179	210	$9,389

	For the Six Months Ended June 30, 2004
	Primary Operations	Questar	Total
Service fee revenue	$127,787	4,466	$132,253
Total costs and expenses	$103,330	9,747	$113,077

Income before equity in earnings of investments and minority interests in consolidated subsidiaries, income taxes and discontinued operations	$24,457	(5,281)	$19,176
Equity in earnings of investments	$1,354	—	$1,354
Minority interests in income of consolidated subsidiaries	$(444)	—	$(444)

Income (loss) before income taxes from continuing operations	$25,367	(5,281)	$20,086
Loss before income taxes from discontinued operations	$(680)	(10,119)	$(10,799)

Income (loss) before income taxes	$24,687	(15,400)	$9,287
Assets	$129,898	13,006	$142,904
Purchases of property and equipment	$12,052	608	$12,660

The following table is a reconciliation of the segment income before income taxes to Radiologix’s consolidated reported income (loss) before income tax expense (benefit) (in thousands):

	For the Six Months Ended June 30,
	2005	2004
Segment income before income taxes	$20,120	$9,287
Unallocated amounts:
Corporate general and administrative	9,333	8,498
Corporate depreciation and amortization	1,888	2,156
Corporate interest expense	6,958	7,127

Consolidated income (loss) before income tax expense (benefit)	$1,941	$(8,494)

The following table is a reconciliation of purchases of property and equipment for the segments to Radiologix’s consolidated assets and purchases of property and equipment for the six month periods ended June 30 (in thousands):

	2005	2004
Purchases of property and equipment:
Segment amounts	$9,389	$12,660
Corporate	2,708	750

Total purchases of property and equipment	$12,097	$13,410

The following table is a reconciliation of total assets and total liabilities for the segments to Radiologix’s consolidated total assets and liabilities, as of June 30 (in thousands):

	2005	2004
Total Assets
Segment amounts	$129,455	$142,904
Intangible assets, net	54,320	63,170
Deferred financing costs, net	5,766	7,341
Other corporate assets	66,723	54,460

Total assets	$256,264	$267,875

	2005	2004
Total Liabilities
Segment amounts	$30,406	$34,219
Corporate, primary long-term debt	179,047	176,908

Total liabilities	$209,453	$211,127

Note 9. Unconsolidated Affiliates (Joint Ventures)

The Company has seven unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by the contracted radiology practices in such market area or a radiology practice that participates in the joint venture. Other assets at June 30, 2005 and December 31, 2004 include notes receivable from certain unconsolidated joint ventures aggregating $1.8 million and $2.1 million, respectively. Interest income related to these notes receivable was approximately $52,000 and $82,000 for the three months ended June 30, 2005 and 2004, respectively. The Company also received management service fees of approximately $781,000 and $529,000 for the three months ended June 30, 2005 and 2004, respectively, in connection with operating the centers underlying these joint ventures. For the six months ended June 30, 2005 and 2004, interest income related to these notes receivable was approximately $113,000 and $171,000, respectively. The Company received management service fees of approximately $1.5 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively. The Company’s investments in these joint ventures are accounted for under the equity method. The following table is a summary of key financial data for these joint ventures (in thousands):

	June 30, 2005	December 31, 2004
Current assets	$18,783	$17,543
Noncurrent assets	7,861	9,087
Current liabilities	2,281	2,480
Noncurrent liabilities	336	481

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$13,711	$12,346	$25,860	$26,349
Pre-tax income	3,345	2,339	5,586	4,474
Minority interest	1,039	758	1,661	1,354

The decrease in net revenue in comparing the 2005 to the 2004 periods above is primarily due to the sale of certain unconsolidated affiliates in connection with the overall sale of our San Antonio operations on April 30, 2004.

Note 10. Supplemental Guarantor Information

In connection with the senior notes, certain of the Company’s subsidiaries (“Subsidiary Guarantors”) guaranteed, jointly and severally, the Company’s obligation to pay principal and interest on the senior notes on a full and unconditional basis.

The following supplemental condensed consolidating financial information presents the balance sheets as of June 30, 2005 and December 31, 2004, and the statements of operations and cash flows for the three and six month periods ended June 30, 2005 and 2004. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the non-guarantor subsidiaries using the equity method.

The non-guarantor subsidiaries include Advanced PET Imaging of Maryland, L.P., Montgomery Community Magnetic Imaging Center Limited Partnership, and MRI at St. Joseph Medical Center LLC. The Subsidiary Guarantors include all wholly owned subsidiaries of Radiologix, Inc. (the “Parent”).

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

June 30, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$41,445	$(3,704)	$4,904	$—	$42,645
Accounts receivable, net of allowances	—	40,672	1,414	—	42,086
Other current assets	14,940	4,849	63	—	19,852

Total current assets	56,385	41,817	6,381	—	104,583
Property and equipment, net	6,184	52,284	1,897	—	60,365
Investment in subsidiaries	166,158	—	—	(166,158)	—
Goodwill and intangible assets, net	—	70,387	1,002	—	71,389
Other assets	10,454	9,473	—	—	19,927

Total assets	$239,181	$173,961	$9,280	$(166,158)	$256,264

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$5,619	$20,635	$563	$—	$26,817
Current portion of long-term debt	(256)	30	256	—	30
Other current liabilities	3,649	644	—	—	4,293

Total current liabilities	9,012	21,309	819	—	31,140
Long-term debt, net of current portion	170,035	77	221	—	170,333
Other noncurrent liabilities	14,868	(332)	(6,556)	—	7,980
Minority interests in consolidated subsidiaries	—	—	1,545	—	1,545
Total stockholders’ equity	45,266	152,907	13,251	(166,158)	45,266

Total liabilities and stockholders’ equity	$239,181	$173,961	$9,280	$(166,158)	$256,264

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

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$61,181	$3,130	$—	$64,311
Costs of operations:
Cost of services	—	38,851	1,778	—	40,629
Equipment leases	—	2,898	333	—	3,231
Provision for doubtful accounts	—	4,543	116	—	4,659
Depreciation and amortization	191	5,697	163	—	6,051

Gross profit (loss)	(191)	9,192	740	—	9,741

Corporate general and administrative	4,985	—	—	—	4,985
Interest expense, net, including amortization of deferred financing costs	3,443	1,119	3	—	4,565

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(8,619)	8,073	737	—	191
Equity in earnings of unconsolidated affiliates	—	1,039	—	—	1,039
Minority interests in income of consolidated subsidiaries	—	—	(154)	—	(154)

Income (loss) before taxes and discontinued operations	(8,619)	9,112	583	—	1,076
Income tax expense (benefit)	(3,542)	3,747	242	—	447

Income (loss) from continuing operations	(5,077)	5,365	341	—	629
Discontinued operations:
Income from discontinued operations before income taxes	—	24	6	—	30
Income tax expense	—	8	2	—	10

Income from discontinued operations	—	16	4	—	20

Net income (loss)	$(5,077)	$5,381	$345	$—	$649

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Six Months Ended June 30, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$121,062	$6,000	$—	$127,062
Costs of operations:
Cost of services	—	76,936	3,513	—	80,449
Equipment leases	—	5,648	389	—	6,037
Provision for doubtful accounts	—	8,920	206	—	9,126
Depreciation and amortization	384	11,173	332	—	11,889

Gross profit (loss)	(384)	18,385	1,560	—	19,561

Corporate general and administrative	9,333	—	—	—	9,333
Interest expense, net, including amortization of deferred financing costs	6,959	2,264	18	—	9,241

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(16,676)	16,121	1,542	—	987
Equity in earnings of unconsolidated affiliates	—	1,661	—	—	1,661
Minority interests in income of consolidated subsidiaries	—	—	(303)	—	(303)

Income (loss) before taxes and discontinued operations	(16,676)	17,782	1,239	—	2,345
Income tax expense (benefit)	(6,604)	7,042	491	—	929

Income (loss) from continuing operations	(10,072)	10,740	748	—	1,416
Discontinued operations:
Loss from discontinued operations before income taxes	—	(355)	(49)	—	(404)
Income tax benefit	—	(136)	(19)	—	(155)

Loss from discontinued operations	—	(219)	(30)	—	(249)

Net income (loss)	$(10,072)	$10,521	$718	$—	$1,167

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$62,923	$3,288	$—	$66,211
Costs and expenses:
Cost of services	—	37,437	1,869	—	39,306
Equipment leases	—	4,757	111	—	4,868
Provision for doubtful accounts	—	5,261	103	—	5,364
Depreciation and amortization	1,069	4,663	149	—	5,881

Gross profit (loss)	(1,069)	10,805	1,056	—	10,792

Corporate general and administrative	4,707	—	—	—	4,707
Impairment of goodwill, intangibles, and long lived assets	—	5,752	—	—	5,752
Gain on sale of operations	—	(4,669)	—	—	(4,669)
Interest expense, net, including amortization of deferred financing costs	2,709	1,939	18	—	4,666

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(8,485)	7,783	1,038	—	336
Equity in earnings of investments	—	758	—	—	758
Minority interests in income of consolidated subsidiaries	—	—	(189)	—	(189)

Income (loss) before taxes and discontinued operations	(8,485)	8,541	849	—	905
Income tax expense (benefit)	(3,394)	3,137	339	—	82

Income (loss) from continuing operations	(5,091)	5,404	510	—	823

Discontinued operations:
Loss from discontinued operations	—	(4,660)	(227)	—	(4,887)
Income tax benefit	—	(1,864)	(91)	—	(1,955)

Loss from discontinued operations	—	(2,796)	(136)	—	(2,932)

Net income (loss)	$(5,091)	$2,608	$374	$—	$(2,109)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Six Months Ended June 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$125,443	$6,810	$—	$132,253
Costs and expenses:
Cost of services	—	75,886	3,697	—	79,583
Equipment leases	—	9,170	221	—	9,391
Provision for doubtful accounts	—	10,594	262	—	10,856
Depreciation and amortization	1,299	10,415	321	—	12,035

Gross profit (loss)	(1,299)	19,378	2,309	—	20,388

Corporate general and administrative	8,498	—	—	—	8,498
Impairment of goodwill, intangibles, and long lived assets	—	5,752	—	—	5,752
Gain on sale of operations	—	(4,669)	—	—	(4,669)
Interest expense, net, including amortization of deferred financing costs	6,318	3,052	42	—	9,412

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(16,115)	15,243	2,267	—	1,395
Equity in earnings of investments	—	1,354	—	—	1,354
Minority interests in income of consolidated subsidiaries	—	—	(444)	—	(444)

Income (loss) before taxes and discontinued operations	(16,115)	16,597	1,823	—	2,305
Income tax expense (benefit)	(6,446)	6,359	729	—	642

Income (loss) from continuing operations	(9,669)	10,238	1,094	—	1,663

Discontinued operations:
Loss from discontinued operations	—	(10,491)	(308)	—	(10,799)
Income tax benefit	—	(4,197)	(123)	—	(4,320)

Loss from discontinued operations	—	(6,294)	(185)	—	(6,479)

Net income (loss)	$(9,669)	$3,944	$909	$—	$(4,816)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,071)	$22,984	$1,340	$—	$18,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(55)	—	—	—	(55)
Purchases of property and equipment	(2,708)	(9,078)	(311)	—	(12,097)
Proceeds from sale of equipment	—	1,175	—	—	1,175
Joint ventures	103	551	—	—	654

Net cash used in investing activities	(2,660)	(7,352)	(311)	—	(10,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	19	(41)	(114)	—	(136)
Due to/from parent/subsidiaries	19,192	(19,544)	352	—	—
Proceeds from stock option exercises	767	—	—	—	767

Net cash provided by (used in) financing activities	19,978	(19,585)	238	—	631

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,247	(3,953)	1,267	—	8,561
CASH AND CASH EQUIVALENTS, beginning of period	30,198	249	3,637	—	34,084

CASH AND CASH EQUIVALENTS, end of period	$41,445	$(3,704)	$4,904	$—	$42,645

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(10,740)	$27,881	$(495)	$—	$16,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(4,000)	—	—	—	(4,000)
Purchases of property and equipment	1,868	(18,713)	3,435	—	(13,410)
Net cash received on sale of operations	—	12,784	—	—	12,784
Joint ventures	—	1,267	—	—	1,267

Net cash provided by (used in) investing activities	(2,132)	(4,662)	3,435	—	(3,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, primarily capital leases	—	(1,028)	(293)	—	(1,321)
Retirement of senior debt	(1,730)	—	—	—	(1,730)
Due to/from parent/subsidiaries	26,762	(25,467)	(1,295)	—	—
Other items	77	—	—	—	77

Net cash provided by (used in) financing activities	25,109	(26,495)	(1,588)	—	(2,974)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,237	(3,276)	1,352	—	10,313
CASH AND CASH EQUIVALENTS, beginning of period	31,625	3,856	1,285	—	36,766

CASH AND CASH EQUIVALENTS, end of period	$43,862	$580	$2,637	$—	$47,079

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Our results may be impacted by variability due to changes in modality mix and the volume of procedures performed, physician referral and vacation patterns, the impact of hospital and physician-affiliated imaging operations that compete with our primary and Questar operations, the timing and negotiation of managed care and service contracts, the availability of technologists and other personnel, and trends in receivable collectibility. We are impacted by seasonality in that referring physicians and technologists often schedule vacations in the summer months which typically results in a decline in our volumes and service fee revenue while increasing costs of services as we contract for the services of temporary technologists at higher rates.

We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), PET/CT, nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the six months ended June 30, 2005, we derived 86% of our service fee revenue from the ownership, management and operation of our imaging center network and 14% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of June 30, 2005, we owned, operated or maintained, through our two operating segments, an ownership interest in imaging equipment at 73 locations, with imaging centers located in 8 states, including (1) primary operations in the Mid-Atlantic; the Bay Area, California; Treasure Coast, Florida; Northeast, Kansas; and the Finger Lakes (Rochester) and Hudson Valley markets in New York state; and (2) Questar operations with imaging centers located in Arizona, California, Colorado and Minnesota. Our 73 locations as of June 30, 2005 include a new multi-modality center that we opened in our Rochester market during the second quarter of 2005 and exclude a small center that we closed in the second quarter.

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

The Company’s service fee revenue is dependent upon the operating results of the contracted radiology practice groups and diagnostic imaging centers. Where state law allows, service fees due under the medical services agreements for the contracted radiology practice groups are derived from two distinct revenue streams: (1) a negotiated percentage of the professional revenues, reduced by certain expenses as defined in the medical services agreements; and (2) 100% of the adjusted technical revenues as defined in the medical service agreements up to a designated ceiling at which point certain of the medical services agreements provide for a technical bonus to the contracted radiology practice groups for a percentage amount in excess of this ceiling. In states where the law prohibits fee-splitting, Radiologix has negotiated a service fee based upon the number of work units performed by radiologists, which approximates the estimated fair market value of the services provided under the service agreements.

Our diagnostic imaging centers are also principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient’s health benefit plan. The Company has contracts with health benefit plans representing many of the patients in the markets we serve. We are increasingly faced with additional competition from referral sources who elect to purchase and operate diagnostic imaging equipment in our markets.

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

Impairment charges of $5.8 million for the 2004 write-off of goodwill and long-lived assets relate to our six Questar centers that are currently in continuing operations. Impairment charges for other Questar centers in 2004 are included in discontinued operations.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following tables outline our service fee revenue, volumes and operating expenses, (excluding the 2004 gain on sale of our San Antonio operations and 2004 impairment charges) for the three months ended June 30, 2005 and 2004 below (in thousands):

	2005	2004	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2005	2004
Service fee revenue	$64,311	$66,211	(2.9)%	100.0%	100.0%	—

Field salaries and benefits	22,081	21,200	4.2	34.3	32.0	230
Field supplies	3,943	3,722	5.9	6.1	5.6	50
Facility rent	3,394	3,337	1.7	5.3	5.0	30
Other field expenses	11,211	11,047	1.5	17.4	16.7	70

Cost of services	40,629	39,306	3.4	63.2	59.4	380

Equipment leases	3,231	4,868	(33.6)	5.0	7.4	(240)
Provision for doubtful accounts	4,659	5,364	(13.1)	7.2	8.1	(90)
Depreciation and amortization	6,051	5,881	2.9	9.4	8.9	50
Corporate, general and administrative	4,985	4,707	5.9	7.8	7.1	70
Interest expense, net	4,565	4,666	(2.2)	7.1	7.0	10

Total operating expense	$64,120	$64,792	(1.0)%	99.7%	97.9%	180

Comparable results excluding certain Medical Services Agreement operations (San Antonio and the terminated Mid-Atlantic agreement) (the “terminated MSA operations”) are presented below:

	2005	2004	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2005	2004
Service fee revenue	$64,272	$62,237	3.3%	100.0%	100.0%	—

Field salaries and benefits	22,093	20,563	7.4	34.4	33.0	140
Field supplies	3,921	3,593	9.1	6.1	5.8	30
Facility rent	3,399	3,296	3.1	5.3	5.3	—
Other field expenses	11,132	10,070	10.5	17.3	16.2	110

Cost of services	40,545	37,522	8.1	63.1	60.3	280

Equipment leases	3,213	4,755	(32.4)	5.0	7.6	(260)
Provision for doubtful accounts	4,660	4,728	(1.4)	7.3	7.6	(30)
Depreciation and amortization	6,051	5,687	6.4	9.4	9.1	30
Corporate, general and administrative	4,985	4,707	5.9	7.8	7.6	20
Interest expense, net	4,565	4,620	(1.2)	7.1	7.4	(30)

Total operating expense	$64,019	$62,019	3.2%	99.6%	99.6%	—

A summary of our volumes, excluding certain volumes for the terminated MSA operations noted above, follows:

	For the Three Months Ended June 30,
	2005	2004
High end volumes (1):
Total	93,772	95,245
Less terminated MSA volumes	—	(4,439)

Net	93,772	90,806

Other volumes:
Total	294,477	300,111
Less terminated MSA volumes	—	(10,610)

Net	294,477	289,501

(1)	Defined as MRI, PET, CT and PET/CT procedures.

For the three months ended June 30, 2005 compared to the three months ended June 30, 2004, service fee revenue decreased $1.9 million or 2.9%. This decrease is primarily attributable to (1) the sale of our operations in San Antonio, Texas in the second quarter of 2004 for $10.5 million resulting in a gain on sale of approximately $4.7 million (our San Antonio operations generated $2.4 million in service fee revenue in the second quarter of 2004), (2) the termination of a medical services agreement with a Mid-Atlantic radiology group effective January 31, 2005, resulting in a decrease in service fee revenue of $1.5 million in the second quarter of 2005 compared to the second quarter of 2004 (primarily due to the loss of service fee revenue generated from professional reading arrangements at certain hospitals and disposed imaging centers), (3) an amendment to a medical services agreement which resulted in the establishment of a technical bonus to the contracted radiology group and a 3% reduction in our management fee effective October 1, 2004, (4) reductions due to increased physician retention costs pursuant to the existing terms of certain other medical services agreements which went into effect after June 30, 2004 and (5) a decrease in MRI procedures due to increased capacity introduced by competitors, competition from referring physicians who perform MRI procedures in their offices, a change in California law which has reduced the number of MRI procedures authorized for workers in the California state workers’ compensation program and open MRI technologist positions.

Excluding the terminated MSA operations noted above, service fee revenue increased $2.0 million or 3.3% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase is primarily due to (1) a shift in mix to higher-end CT and PET procedures, which increases have more than offset the decreases we have experienced in our MRI procedures as noted above, resulting in an increase in our net technical revenue per procedure of $141.02 for the three months ended June 30, 2005 compared to $140.04 for the three months ended June 30, 2004, (2) the impact of new imaging centers and new diagnostic equipment placed into operations since June 30, 2004 and (3) increases in capitation and management service revenue. Our 2005 second quarter service fee revenue would have been higher if not for technologist shortages, reduced physician coverage, and reduced workers’ compensation volumes at certain Bay Area, California facilities. In addition, our service fee revenue increases were offset by (a) increased physician retention costs at one subsidiary based on certain terms of a medical services agreement which terms went into effect subsequent to June 30, 2004, and (b) a decrease in service fee revenue from our Questar operations primarily due to the performance of our Arizona center, which is still struggling to overcome the transition to a new name and location as well as increased local competition as previously discussed in our 2004 Form 10-K, and one of our Colorado centers. During the second quarter, we replaced our management, sales and technologist personnel at our Arizona center. Our Colorado center was impacted in the second quarter by the loss of a major referral source and has increasingly faced competitors with newer technology including referring physicians who perform MRI procedures in their offices. Of our $2.2 million in goodwill at June 30, 2005, $1.8 million is attributable to this Colorado center. We are focusing efforts on reversing the second quarter decline in volumes that we experienced at this Colorado center. However, if our efforts are not successful and this center continues to experience lower than expected volumes, we may incur an impairment charge in a future period.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the three months ended June 30, 2005 were 34.3% compared to 32.0% for the three months ended June 30, 2004. This percentage increase resulted primarily from (1) merit increases that went into effect March 1, 2005 as a result of annual performance reviews completed through our Focal Point Review process (in 2004, annual merit increases went into effect based on each employee’s anniversary date), (2) our San Antonio operations having lower salary and benefit costs as a percentage of service fee revenue relative to the rest of our operations (primarily because the San Antonio operations allocated certain salary and benefit costs to unconsolidated joint ventures), (3) salary market adjustments effective in July 2004 for certain employees at one of our subsidiaries, (4) bonuses accrued for field personnel, (5) higher technologist costs, and (6) overtime costs for employee training in connection with our REWARD program described below. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the three months ended June 30, 2005 and 2004, excluding the terminated MSA operations, were 34.4% and 33.0%, respectively. Management continually evaluates our service offerings, patient flows and technology offerings to identify more efficient and less costly methods of providing high quality patient care and continually evaluates its back office and support operations for new opportunities to gain economies of scale. We believe our Radiologix Enhanced Workflow And Record Distribution or “REWARD” (a comprehensive Radiology Information System/Picture Archival Communications System) Program will help us achieve greater efficiencies and lower our operating costs. We expect REWARD to enhance operational efficiencies by: (1) standardizing processes and protocols across the Company, (2) automating, accelerating and simplifying workflow, (3) improving the capture of front-end data including billing and patient scheduling information, (4) providing more timely digitized images and records to referring physicians and (5) reducing film and storage costs once fully implemented.

Field supplies, excluding the terminated MSA operations, as a percentage of service fee revenue were 6.1% for the three months ended June 30, 2005 compared to 5.8% for the three months ended June 30, 2004. Field supply costs generally increase as we perform more high-end diagnostic procedures. High-end procedures typically utilize more supplies such as contrast and radio-pharmaceuticals.

Facility rent, excluding the terminated MSA operations, as a percentage of service fee revenue was 5.3% for both the three months ended June 30, 2005 and June 30, 2004, respectively. Facility rent increased as a result of a new imaging center that began operations in April 2005 and higher facility rent in our Bay Area, California operations, offset by the reversal of a $167,000 lease accrual no longer required as a result of settling a facility lease obligation with the trustee of a bankrupt landlord.

Other field expenses, excluding the terminated MSA operations, increased in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to (1) increased service contract costs resulting from new coverage on (a) equipment coming off warranty and (b) equipment acquired in connection with the acquisition of an equipment financing right agreement effective October 31, 2004, (2) system conversion, upgrade and outsourcing costs for our patient accounting systems, (3) higher marketing costs in our primary operations, (4) higher physician purchased service costs primarily due to paying certain physicians for incremental coverage on reading contracts, (5) higher workers’ compensation costs, (6) higher diagnostic equipment repair costs, and (7) a $175,000 write-off of leasehold improvement costs related to an imaging center closed in the 2005 second quarter. These increased costs were offset by a $369,000 gain from insurance proceeds received in settlement for equipment damaged by a hurricane, gains on sales of diagnostic equipment, lower malpractice insurance costs and lower off-site storage costs.

Equipment lease expenses, excluding the terminated MSA operations, decreased in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to the impact of lease buyouts and the acquisition of an equipment financing right effective October 31, 2004, which eliminates equipment lease expense that was previously recorded based on volume. These decreased costs were offset by $238,000 in costs we incurred to buy out certain leases in the 2005 second quarter.

Provision for doubtful accounts decreased by $700,000 in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to lower professional component revenue charges, which historically have lower collection rates, improved denial rates in 2005 and weaker than expected collection performance in 2004 on receivables for professional services at two Mid-Atlantic hospitals that were part of the terminated Mid-Atlantic MSA agreement.

Depreciation and amortization increased in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to the impact of new imaging centers and new equipment placed in service since June 30, 2004, lease buyouts, and the acquisition of an equipment financing right and related diagnostic equipment effective October 31, 2004 offset by (1) no longer operating the terminated San Antonio operations which were sold in the second quarter of 2004, (2) the effect of lower asset bases as a result of asset impairments in 2004 and (3) assets whose useful lives were shortened or that became fully depreciated during 2004.

Corporate, general and administrative expenses increased in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to (1) costs relating to our ongoing Sarbanes-Oxley Section 404 compliance efforts, (2) increased costs related to our information technology, human resources and development departments, (3) $350,000 in management bonus costs accrued in the 2005 second quarter compared to minor bonus expense in the second quarter of 2004, (4) training costs incurred in 2005 for our REWARD Program, (5) consulting costs incurred in connection with refining and validating our strategic direction, (6) costs incurred with our initiative to facilitate our “One Company, One Culture” focus, and (7) higher workers’ compensation costs. These increases were offset by (1) the lack of chief operating officer salary and benefit costs in the 2005 second quarter as this position remained open from December 2004 through July 14, 2005, (2) lower executive recruiting and relocation costs in 2005, (3) lower 2005 health benefits costs and (4) reduced legal costs as a result of establishing an in-house legal department which resulted in reducing our contracted legal costs.

Interest expense (net of interest income), including amortization of deferred financing costs, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 is lower due primarily to our $1.7 million retirement of debt in the second quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following tables outline our service fee revenue, volumes and operating expenses, (excluding the 2004 gain on sale of our San Antonio operations and 2004 impairment charges) for the six months ended June 30, 2005 and 2004 below (in thousands):

	2005	2004	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2005	2004
Service fee revenue	$127,062	$132,253	(3.9)%	100.0%	100.0%	—

Field salaries and benefits	44,271	43,891	0.9	34.8	33.2	160
Field supplies	7,655	7,598	0.8	6.0	5.7	30
Facility rent	6,873	6,579	4.5	5.4	5.0	40
Other field expenses	21,650	21,515	0.6	17.0	16.3	70

Cost of services	80,449	79,583	1.1	63.3	60.1	320

Equipment leases	6,037	9,391	(35.7)	4.8	7.1	(230)
Provision for doubtful accounts	9,126	10,856	(15.9)	7.2	8.2	(100)
Depreciation and amortization	11,889	12,035	(1.2)	9.4	9.1	30
Corporate, general and administrative	9,333	8,498	9.8	7.3	6.4	90
Interest expense, net	9,241	9,412	(1.8)	7.3	7.1	20

Total operating expense	$126,075	$129,775	(2.9)%	99.2%	98.1%	110

Comparable results excluding certain Medical Services Agreement operations (San Antonio and the terminated Mid-Atlantic agreement) (the “terminated MSA operations”) are presented below:

	2005	2004	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2005	2004
Service fee revenue	$126,093	$123,088	2.4%	100.0%	100.0%	—

Field salaries and benefits	44,078	42,121	4.6	35.0	34.2	80
Field supplies	7,618	7,256	5.0	6.0	5.9	10
Facility rent	6,847	6,356	7.7	5.4	5.2	20
Other field expenses	21,468	19,435	10.5	17.0	15.8	120

Cost of services	80,011	75,168	6.4	63.5	61.1	240

Equipment leases	6,019	9,274	(35.1)	4.8	7.5	(270)
Provision for doubtful accounts	8,883	9,517	(6.7)	7.0	7.7	(70)
Depreciation and amortization	11,888	11,411	4.2	9.4	9.3	10
Corporate, general and administrative	9,333	8,498	9.8	7.4	6.9	50
Interest expense, net	9,241	9,262	(0.2)	7.3	7.5	(20)

Total operating expense	$125,375	$123,130	1.8%	99.4%	100.0%	(60)

A summary of our volumes, excluding certain volumes for the terminated MSA operations noted above, follows:

	For the Six Months Ended June 30,
	2005	2004
High end volumes (1):
Total	187,887	192,728
Less terminated MSA volumes	(671)	(9,102)

Net	187,216	183,626

Other volumes:
Total	586,797	602,497
Less terminated MSA volumes	(3,234)	(21,362)

Net	583,563	581,135

(1)	Defined as MRI, PET, CT and PET/CT procedures.

For the six months ended June 30, 2005 compared to the six months ended June 30, 2004, service fee revenue decreased $5.2 million or 3.9%. This decrease is primarily attributable to (1) the sale of our operations in San Antonio, Texas in the second quarter of 2004 (San Antonio operations generated $6.1 million in service fee revenue for the six months ended June 30, 2004), (2) the termination of a medical services agreement with a Mid-Atlantic radiology group effective January 31, 2005, resulting in a decrease in service fee revenue of $2.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 (primarily due to the loss of service fee revenue generated from professional reading arrangements at certain hospitals and disposed imaging centers), (3) an amendment to a medical services agreement which resulted in the establishment of a technical bonus to the contracted radiology group and a 3% reduction in our management fee effective October 1, 2004, (4) reductions due to increased physician retention costs pursuant to the existing terms of certain other medical services agreements which went into effect after June 30, 2004 and (5) a decrease in MRI procedures due to increased capacity introduced by competitors, competition from referring physicians who perform MRI procedures in their offices, a change in California law which has reduced the number of MRI procedures authorized for workers in the state workers’ compensation program and open MRI technologist positions.

Excluding the terminated MSA operations noted above, service fee revenue increased $3.0 million or 2.4% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase is primarily due to (1) a shift in mix to higher-end CT and PET procedures, which increases have more than offset the decreases we experienced in our MRI procedures as noted above, resulting in an increase in our net technical revenue per procedure of $140.81 for the six months ended June 30, 2005 compared to $136.90 for the six months ended June 30, 2004, (2) the impact of new imaging centers and new diagnostic equipment placed into operations since June 30, 2004 and (3) increases in capitation and management service revenue. Our 2005 service fee revenue would have been higher if not for technologist shortages, reduced physician coverage, and reduced workers’ compensation volumes at certain Bay Area, California facilities. In addition, our service fee revenue increases were offset by (a) increased physician retention costs based on certain terms of a medical services agreement which terms went into effect subsequent to June 30, 2004, and (b) a decrease in service fee revenue from our six Questar centers primarily due to the performance of our Arizona center and one of Colorado centers.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the six months ended June 30, 2005 were 34.8% compared to 33.2% for the six months ended June 30, 2004. This percentage increase resulted primarily from (1) merit increases that went into effect March 1, 2005 as a result of annual performance reviews completed through our Focal Point Review process (in 2004, annual merit increases went into effect based on each employee’s anniversary date), (2) our San Antonio operations having lower salary and benefit costs as a percentage of service fee revenue relative to the rest of our operations (primarily because the San Antonio operations allocated certain salary and benefit costs to unconsolidated joint ventures), (3) salary market adjustments effective in July 2004 for certain employees at one of our subsidiaries, (4) bonuses accrued for field personnel, (5) higher technologist costs, and (6) overtime costs for employee training in connection with our REWARD program described below. The effect of the above items was offset by the reduction in temporary labor costs, primarily for technologists that were used extensively by one of our subsidiaries in the first six months of 2004. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the six months ended June 30, 2005 and 2004, excluding the terminated MSA operations, were 35.0% and 34.2%, respectively. Management continually evaluates our service offerings, patient flows and technology offerings to identify more efficient and less costly methods of providing high quality patient care and continually evaluates back office and support operations for new opportunities to gain economies of scale. We believe our Radiologix Enhanced Workflow And Record Distribution or “REWARD” (a comprehensive Radiology Information System/Picture Archival Communications System) Program will help us achieve greater efficiencies and lower our operating costs. We expect REWARD to enhance operational efficiencies by: (1) standardizing processes and protocols across the Company, (2) automating, accelerating and simplifying workflow, (3) improving the capture of front-end data including billing and patient scheduling information, (4) providing more timely digitized images and records to referring physicians and (5) reducing film and storage costs, once fully implemented.

Field supplies, excluding the terminated MSA operations, as a percentage of service fee revenue were 6.0% for the six months ended June 30, 2005 compared to 5.9% for the six months ended June 30, 2004. Field supply costs generally increase as we perform more high-end diagnostic procedures. High-end procedures typically utilize more supplies such as contrast and radio-pharmaceuticals.

Facility rent, excluding the terminated MSA operations, as a percentage of service fee revenue was 5.4% for the six months ended June 30, 2005 compared to 5.2% for the six months June 30, 2004, primarily due to facility rent for a new imaging center that began operations in April 2005 and higher facility rent in our Bay Area, California operations, offset by the reversal of a $229,000 lease accrual (of which $62,000 was recorded in the 2005 first quarter) no longer required as a result of settling a facility lease obligation with the trustee of a bankrupt landlord.

Other field expenses, excluding the terminated MSA operations, increased in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to (1) increased service contract costs resulting from new coverage on (a) equipment coming off warranty and (b) equipment acquired in connection with the acquisition of an equipment financing right agreement effective October 31, 2004, (2) system conversion, upgrade and outsourcing costs for our patient accounting systems, (3) higher marketing costs in our primary operations, (4) higher physician purchased service costs primarily due to paying certain physicians for incremental coverage on reading contracts, (5) higher workers’ compensation costs, (6) higher diagnostic equipment repair costs, and (7) a $175,000 write-off of leasehold improvement costs related to an imaging center closed in the 2005 second quarter. These increased costs were offset by a $369,000 gain from insurance proceeds received in settlement for equipment damaged by a hurricane, gains on sales of diagnostic equipment, lower malpractice insurance costs and lower off-site storage costs.

Equipment lease expenses, excluding the terminated MSA operations, decreased in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to the impact of lease buyouts and the acquisition of an equipment financing right effective October 31, 2004, which eliminates equipment lease expense that was previously recorded based on volume. The impact of the decrease in the six months of 2005 would have been even greater if not for an approximate $192,000 lease credit we received in the first quarter of 2004. These decreased costs were offset by $238,000 in equipment lease expenses we incurred as part of a lease buy out transaction in the 2005 second quarter.

Provision for doubtful accounts decreased by $1.7 million in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to lower professional component revenue charges, which historically have lower collection rates, improved denial rates in 2005 and weaker than expected collection performance in 2004 on receivables for professional services at two Mid-Atlantic hospitals that were part of the terminated Mid-Atlantic MSA agreement.

Depreciation and amortization decreased in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to (1) no longer operating the terminated San Antonio operations which were sold in the second quarter of 2004, (2) the effect of lower asset bases as a result of asset impairments in 2004 and (3) assets whose useful lives were shortened or that became fully depreciated during 2004, offset by the impact of new imaging centers and new equipment placed in service since June 30, 2004, lease buyouts, and the acquisition of an equipment financing right and related diagnostic equipment effective October 31, 2004.

Corporate, general and administrative expenses increased in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to (1) costs relating to our ongoing Sarbanes-Oxley Section 404 compliance efforts, (2) increased costs related to our sales, information technology, human resources and development departments, (3) $700,000 in management bonus costs accrued in the first six months of 2005 compared to minor bonus expense in the first six months of 2004, (4) training costs incurred in 2005 for our REWARD Program, (5) consulting costs incurred in connection with refining and validating our strategic direction, (6) costs incurred with our initiative to facilitate our “One Company, One Culture” focus, and (7) higher workers’ compensation costs. These increases were offset by (1) the lack of chief operating officer salary and benefit costs in the 2005 second quarter as this position remained open from December 2004 through July 14, 2005, (2) lower executive recruiting and relocation costs in 2005, (3) lower 2005 health benefits costs, (4) reduced legal costs as a result of establishing an in-house legal department which resulted in reducing our contracted legal costs, and (5) a reduction in our estimated 2004 bonus and severance accruals that were finalized in the first quarter of 2005.

Interest expense (net of interest income), including amortization of deferred financing costs, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is lower due primarily to our $1.7 million retirement of debt in the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for the six months ended June 30, 2005 was derived from cash and cash equivalents, and net cash generated by operating activities and amounts available under our Master Lease Agreement. As of June 30, 2005, we had current assets of $104.6 million, including cash and cash equivalents of $42.6 million, and current liabilities of $31.1 million, including current maturities of long-term debt and capital lease obligations of $30,000. For the six months ended June 30, 2005, we generated $18.3 million in net operating cash flow, invested $10.3 million and had cash provided by financing activities of $631,000.

Net cash from operating activities for the six months ended June 30, 2005 of $18.3 million included $2.1 million of federal and state income tax refunds. In addition, based on our current tax status, we have not made any estimated tax payments in the first six months of 2005. Our days sales outstanding on accounts receivable were 46 and 48 days at June 30, 2005 and December 31, 2004, respectively. We calculate days sales outstanding by dividing accounts receivable, net of allowances, by the two-month average revenue per day (before reducing revenue for amounts retained by contracted radiology practices). We also reduced our accounts payable and other accrued expenses by $3.9 million since December 31, 2004, primarily due to the timing of various amounts due. In addition, our accrued salaries and benefits were up $3.2 million at June 30, 2005 compared to December 31, 2004 as a result of our payroll being funded on July 1, 2005. On June 15, 2005 we made our $8.3 million semi-annual interest payment in connection with our senior debt.

Net cash used in investing activities for the six months ended June 30, 2005 and 2004 was $10.3 million and $3.4 million, respectively. Purchases of property and equipment during the six months ended June 30, 2005 and 2004 were $12.1 million and $13.4 million, respectively, including $1.8 million to buyout operating leases in 2005. For the remainder of 2005 we expect to spend approximately $1.1 million on equipment lease buyouts. In 2005, we received $1.2 million in consideration for the sales of certain diagnostic equipment and an imaging center, compared to $12.8 million in 2004 (of which $10.5 million related to the sale of our San Antonio operations on April 30, 2004). Also at June 30, 2005, we had $5.6 million in restricted cash in accordance with our Master Lease Agreement with GE Healthcare Financial Services (GE) as discussed below, of which $4.0 million was funded in the second quarter of 2004.

Net cash flows provided by financing activities for the six months ended June 30, 2005 was $631,000, compared to the use of cash for the six months ended June 30, 2004 of $3.0 million. We received proceeds from the exercises of stock options of $767,000 in the second quarter of 2005 and retired $1.7 million of senior debt in the second quarter of 2004. At June 30, 2005, we had outstanding senior note borrowings of $158.3 million and a $12.0 million convertible subordinated junior note. At June 30, 2005, amounts considered outstanding under the revolving credit facility totaled $1.4 million related to two letters of credit in connection with our high retention workers’ compensation program with $29.4 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries. At June 30, 2005, we had not met certain incurrence tests under our debt agreements. As a result, we are limited to borrowing $20.0 million under the revolving credit facility until such time as we meet this test.

On July 9, 2004, we amended our master lease with GE under an Amended and Restated Master Lease Agreement. Through this arrangement, GE has agreed to fund up to $60.0 million of equipment leases through December 31, 2006, and requires that at least two-thirds of the outstanding balance represent GE healthcare equipment. In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying June 30, 2005 balance sheet includes $5.6 million of restricted cash under this provision. GE provided us with a written waiver stating that GE agreed to waive compliance with the financial leverage ratio for the year ending December 31, 2004 and to modify this calculation for 2005 to exclude the $9.1 million adjustment described in our 2004 Form 10-K.

At June 30, 2005, applicable amounts outstanding under the Master Lease Agreement totaled $34.3 million; commitments for leases signed but not placed in service under the Master Lease Agreement were $8.7 million, and $17.0 million remained available for future leases.

Based on our revised projections as of June 30, 2005, we plan to spend approximately $8.9 million for capital expenditures in connection with our REWARD Program, $20.8 million for expansion of centers including de novo (new) projects and commit $24.1 million for major diagnostic equipment leases over the respective lease terms, in fiscal 2005. As of June 30, 2005, we spent approximately $2.8 million and $9.2 million on capital expenditures in connection with our REWARD Program and expansion of centers, respectively, and committed $22.3 million for major diagnostic equipment leases. In 2006, we plan to spend an additional $5.5 million in connection with our REWARD Program, or a revised aggregate $16.5 million, versus our original projection of $14.0 million, for total projected capital expenditures related to our REWARD Program.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development costs of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. We currently believe that our cash balances, the expected cash flow from operations, and our borrowing capacity under our revolving credit facility and our master lease line will be sufficient to fund our working capital, acquisitions and capital expenditure requirements for the next eighteen months. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of future acquisitions and repayment of debt. We intend to fund these long-term liquidity needs from cash generated from operations, available borrowings under our revolving credit facility, our master lease line, and future debt and equity financings. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent we are unable to generate sufficient cash from our operations, or if funds are not available under our revolving credit facility or our master lease line, we may be unable to meet our capital expenditure and debt service requirements. Furthermore, we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

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

Impairment of Goodwill, Intangible and Long-Lived Assets

Goodwill

Goodwill and other intangible assets with indefinite useful lives are subject to at least annual assessments for impairment by applying a fair-value-based test. We conduct our annual impairment fair-value-based test during the first quarter of each fiscal year. We also review the recoverability of our goodwill on a quarterly basis, including a review of events or changes in circumstances that may indicate that the carrying amount may not be recoverable. At June 30, 2005 the balance of goodwill, which relates entirely to our Questar subsidiary operation, is approximately $2.2 million. Of this $2.2 million in goodwill, $1.8 million is attributable to one of our Questar Colorado centers. The performance of this center declined in the 2005 second quarter. As a result, we are focusing efforts on reversing the second quarter decline in volumes that we experienced at this center. However, if our efforts are not successful and this center continues to experience lower than expected volumes, we may incur an impairment charge in a future period.

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

We have significant noncurrent deferred tax assets at June 30, 2005. Realization of these deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the twenty-year loss carryforward period. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Our tax strategy to realize deferred tax assets resulting from the impairment of goodwill and long-lived assets at certain of our Questar centers, involves the future disposal of the remaining six Questar centers we are currently operating at June 30, 2005. Until we dispose of all our Questar operations, we cannot, under the current tax regulations, deduct these particular impairment charges. As of June 30, 2005, we plan to operate these six Questar centers for as long as they are profitable; however, we do not plan to invest in new equipment for these six centers unless our new development team determines that it is beneficial to expand our operations in certain of these Questar markets. If the cumulative operations begin to deteriorate, we will make a cost benefit decision in which we will compare the estimated future profitability of these centers to the potential tax and other benefits we could realize upon disposal.

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

A more comprehensive list of such factors is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and our other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, revolving credit facility, and its senior and convertible notes. At June 30, 2005, Radiologix had $1.4 million considered outstanding under its revolving credit facility related to two letters of credit in connection with our high retention workers’ compensation programs. Radiologix’s notes bear interest at fixed rates.

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

As noted in our 2004 Form 10-K, subsequent to December 31, 2004, but prior to the finalization of our 2004 consolidated financial statements, the Company placed into operations new controls to address the material weakness we identified in our accounts receivable estimation process. These new controls include a retrospective collection analysis that matches cash collections to billed charges by month of service. We believe these new controls have remediated the material weakness that existed as of December 31, 2004, and that these controls operated effectively during the first six months of 2005.

We have investments, not material in amount, in certain unconsolidated entities. Since we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Radiologix’s 2005 annual stockholders meeting was held on June 2, 2005. The following individuals were elected as directors and the appointment of Ernst & Young LLP as independent public accountants was ratified, by the votes indicated below:

Nominee	For	Withheld
Sami S. Abbasi	19,590,232	175,028
Marvin S. Cadwell	19,366,024	399,236
Paul D. Farrell	19,591,242	174,018
John R. Gunn	19,589,242	176,018
Joseph C. Mello	19,366,024	399,236
Michael L. Sherman, M.D.	19,239,927	525,288

Appointment of Ernst & Young LLP:

For: 19,689,992	Against: 71,240	Abstain: 4,028

Item 6. Exhibits

(a)	Exhibits. The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOLOGIX, INC.

Date: August 4, 2005	/s/ SAMI S. ABBASI
Sami S. Abbasi President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2005	/s/ MICHAEL N. MURDOCK
Michael N. Murdock Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Sami S. Abbasi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael N. Murdock pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Sami S. Abbasi. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Michael N. Murdock. *

*	Filed herewith.