Form 10-Q
period 2005-09-30
RADIOLOGIX INC
filed 2005-11-03
CIK 1031329

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2005
Common Stock, $0.0001 par value	22,442,417 shares

RADIOLOGIX, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,440	$34,084
Restricted cash	5,613	5,539
Accounts receivable, net of allowances	41,122	44,197
Due from affiliates	1,413	2,963
Federal and state income tax receivables	6,954	3,905
Assets held for sale	—	305
Other current assets	5,818	6,062

Total current assets	103,360	97,055
Property and equipment, net	65,449	58,627
Investments in joint ventures	10,057	8,137
Goodwill	2,241	2,241
Intangible assets, net	68,121	71,200
Deferred financing costs, net	5,354	6,591
Deferred income taxes	3,639	8,892
Other assets	1,076	1,328

Total assets	$259,297	$254,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$7,364	$11,342
Accrued physician retention	8,048	8,384
Accrued salaries and benefits	9,525	7,339
Deferred income taxes	3,649	3,202
Accrued interest	4,841	708
Current portion of capital lease obligations	31	48
Current portion of long-term debt	—	109
Other current liabilities	556	536

Total current liabilities	34,014	31,668
Long-term debt, net of current portion	158,270	158,270
Convertible debt	11,980	11,980
Capital lease obligations, net of current portion	83	92
Deferred revenue	6,596	6,903
Other liabilities	1,296	1,000

Total liabilities	212,239	209,913
Commitments and contingencies
Minority interests in consolidated subsidiaries	1,729	1,242

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,461,101 and 22,135,935 shares issued in 2005 and 2004, respectively, and 22,442,417 and 22,117,251 outstanding in 2005 and 2004, respectively	2	2
Treasury stock	(180)	(180)
Additional paid-in capital	15,655	14,210
Retained earnings	29,852	28,884

Total stockholders’ equity	45,329	42,916

Total liabilities and stockholders’ equity	$259,297	$254,071

See accompanying notes to unaudited consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Service fee revenue	$62,258	$63,613	$189,320	$195,866
Costs of operations:
Cost of services	40,389	39,825	120,838	119,408
Equipment leases	3,545	4,554	9,582	13,945
Provision for doubtful accounts	4,521	5,329	13,647	16,185
Depreciation and amortization	6,125	5,449	18,014	17,484

Gross profit	7,678	8,456	27,239	28,844

Severance and other related costs	—	405	—	405
Corporate general and administrative	3,862	5,285	13,195	13,783
Impairment of goodwill, intangible and long-lived assets	—	7,474	—	13,226
Gain on sale of operations	—	—	—	(4,669)
Interest expense, net, including amortization of deferred financing costs	4,561	4,603	13,802	14,015

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(745)	(9,311)	242	(7,916)
Equity in earnings of investments	1,227	982	2,888	2,336
Minority interests in income of consolidated subsidiaries	(184)	(195)	(487)	(639)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	298	(8,524)	2,643	(6,219)
Income tax expense (benefit)	136	(3,348)	1,065	(2,706)

INCOME (LOSS) FROM CONTINUING OPERATIONS	162	(5,176)	1,578	(3,513)
Discontinued Operations:
Loss from discontinued operations before income taxes	(582)	(351)	(986)	(11,150)
Income tax benefit	(221)	(140)	(376)	(4,460)

Loss from discontinued operations	(361)	(211)	(610)	(6,690)

NET INCOME (LOSS)	$(199)	$(5,387)	$968	$(10,203)

INCOME (LOSS) PER COMMON SHARE
Income (loss) from continuing operations—basic	$0.01	$(0.24)	$0.07	$(0.16)
Income (loss) from discontinued operations—basic	(0.02)	(0.01)	(0.03)	(0.31)

Net income (loss)—basic	$(0.01)	$(0.25)	$0.04	$(0.47)
Income (loss) from continuing operations—diluted	$0.01	$(0.24)	$0.07	$(0.16)
Income (loss) from discontinued operations—diluted	(0.02)	(0.01)	(0.03)	(0.31)

Net income (loss)—diluted	$(0.01)	$(0.25)	$0.04	$(0.47)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	22,138,145	21,805,607	22,030,959	21,780,557
Diluted	22,411,042	21,805,607	22,342,653	21,780,557

See accompanying notes to unaudited consolidated financial statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$968	$(10,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities – including discontinued operations:
Depreciation and amortization	18,014	18,053
Impairment of goodwill, intangible and long-lived assets	—	24,205
Gains on sales of operations and equipment	(651)	(5,300)
Equity in earnings of unconsolidated affiliates	(2,888)	(2,336)
Minority interests in income of consolidated subsidiaries	487	639
Amortization of deferred financing costs	1,237	1,215
Stock compensation expense	395	53
Deferred revenue	(307)	(307)
Deferred income tax expense (benefit)	570	(10,813)
Tax benefit realized for stock option exercises	203	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,075	3,136
Income taxes receivable	2,080	897
Other assets	1,644	(528)
Accounts payable and accrued expenses	2,354	7,704

Net cash provided by operating activities	27,181	26,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(73)	(4,820)
Purchases of property and equipment	(22,278)	(18,097)
Proceeds from sales of operations and equipment	1,173	13,743
Contributions to joint ventures	(325)	—
Distributions from joint ventures	1,294	1,114
Repayments from unconsolidated affiliates, net	698	673
Other investments	—	(109)

Net cash used in investing activities	(19,511)	(7,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations, primarily capital leases	(161)	(1,606)
Retirement of senior debt	—	(1,730)
Proceeds from stock option exercises	847	183

Net cash provided by (used in) financing activities	686	(3,153)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,356	15,766
CASH AND CASH EQUIVALENTS, beginning of period	34,084	36,766

CASH AND CASH EQUIVALENTS, end of period	$42,440	$52,532

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$8,437	$8,873
Income taxes paid, net of refunds received	$(2,164)	$2,747

See accompanying notes to unaudited consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

Note 1. Description of Business

Radiologix, Inc. (together with its subsidiaries, “Radiologix” or the “Company”), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiology (X-ray) and fluoroscopy. This quarterly report for Radiologix supplements our annual report to security holders on Form 10-K for the fiscal year ended December 31, 2004. The accompanying consolidated balance sheet, as of December 31, 2004, has been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2004. As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in the annual report on Form 10-K. Accordingly, these consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and are of a normal recurring nature, other than those adjustments related to impairments and discontinued operations, which adjustments are discussed separately in the notes below. Interim results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year.

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

We have reclassified certain previously reported amounts, including (1) balances and results of operations related to subsequently discontinued operations to conform to the current period presentation; (2) amortization of deferred financing costs from depreciation and amortization to interest expense and (3) supply rebates from general and administrative costs to field supplies, which is a component of cost of services in the accompanying consolidated statements of operations. These reclassifications have no impact on total assets, liabilities, stockholders’ equity, net income (loss), or cash flows.

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

At September 30, 2005 the balance of goodwill, which relates to our two Colorado Questar centers, is approximately $2.2 million. The performance of these centers declined in the second and third quarter of 2005. As a result, we are focusing efforts on reversing the decline in volumes that we experienced at these centers. However, if our efforts are not successful and these centers continue to experience lower than expected volumes, we may incur an impairment charge in a future period.

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

The Company issued 325,166 shares of common stock during the nine months ended September 30, 2005, upon exercise of stock options.

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

The Company previously disclosed that it planned to adopt SFAS 123(R) on July 1, 2005 using the modified-prospective method. Pursuant to an SEC Amendment to Regulation S-X effective April 21, 2005, a revised date for adopting SFAS 123(R) is now the first interim reporting period of a registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the Company now plans to adopt SFAS 123(R) on January 1, 2006. As of September 30, 2005, we have not determined the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

The summary below presents the pro-forma financial results that would have been reported if the Company had applied the provisions of SFAS No. 123, as amended by SFAS No. 148, during the periods ended September 30, 2005 and 2004 (dollars are presented in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(199)	$(5,387)	$968	$(10,203)
Add: Total stock-based compensation expensed in net income (loss), net of related tax effects	109	24	237	32
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(190)	77	(525)	(700)

Pro forma net income (loss)	$(280)	$(5,286)	$680	$(10,871)

Income (loss) per common share:
Basic—as reported	$(0.01)	$(0.25)	$0.04	$(0.47)
Basic—pro forma	$(0.01)	$(0.24)	$0.03	$(0.50)
Income (loss) per share:
Diluted—as reported	$(0.01)	$(0.25)	$0.04	$(0.47)
Diluted—pro forma	$(0.01)	$(0.24)	$0.03	$(0.50)

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants as of September 30, 2005 and 2004, respectively: risk-free interest rate of 4.20% and 4.13%; expected life of 3.4 and 5.4 years; expected volatility of 42.2% and 54.2%; and dividend yield of zero in 2005 and 2004, respectively. The weighted-average grant-date fair value of new grants during the nine months ended September 30, 2005 and 2004 was $2.61 and $2.22 per share, respectively.

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

The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of operations had Radiologix met the provisions of EITF 97-2 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue for contracted radiology practices and diagnostic imaging centers, net of contractual adjustments	$86,173	$87,862	$260,906	$272,137
Less: amounts retained by contracted radiology practices	(23,915)	(24,249)	(71,586)	(76,271)

Service fee revenue	$62,258	$63,613	$189,320	$195,866

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Technical component	$54,089	$54,439	$164,415	$164,221
Professional component	8,169	9,174	24,905	31,645

Service fee revenue	$62,258	$63,613	$189,320	$195,866

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

At September 30, 2005, amounts considered outstanding under the revolving credit facility totaled $1.4 million related to two letters of credit in connection with our high retention workers’ compensation program with $27.8 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

At September 30, 2005, we had not met certain incurrence tests under our debt agreements. As a result, we are limited to borrowing $20.0 million under the revolving credit facility until such time as we meet this test.

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

In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying September 30, 2005 balance sheet includes $5.6 million of restricted cash under this provision.

The Master Lease Agreement also contains certain covenants related to financial leverage, fixed charge coverage, and total indebtedness to GE. Failure to comply with these covenants would restrict our ability to lease additional equipment under the Master Lease Agreement until the covenants are met. GE provided us with a written waiver stating that GE agreed to waive compliance with the financial leverage ratio for the year ended December 31, 2004 and to modify this calculation for 2005 to exclude the $9.1 million adjustment described in our 2004 Form 10-K.

At September 30, 2005, applicable amounts outstanding under the Master Lease Agreement totaled $37.4 million; commitments for leases signed but not placed in service under the Master Lease Agreement were $7.3 million, and $15.3 million remained available for future leases.

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

Litigation

In 2005, we incurred legal costs due to an arbitration with a former physician partner at our Questar center in Pennsylvania that was sold in June 2004. The physician agreement terminated upon the completion of the sale of the center and the physician sought additional compensation. The arbitration ruled that we were not obligated to pay any additional compensation. For the nine months ended September 30, 2005, the legal costs incurred to successfully defend our position were $557,000.

Our current litigation is (i) expected to be covered by liability insurance or (ii) is not expected to adversely affect our business. Some risk exists, however, that we could subsequently be named as a defendant in additional lawsuits or that pending litigation could escalate and adversely affect us.

Self-insurance

We are self-insured with respect to health benefits provided to our employees. Additionally, in connection with malpractice and workers’ compensation coverage, we generally are self-insured for initial retention levels between $100,000 and $500,000 (depending on policy year). At September 30, 2005, we believe we are adequately reserved for estimated potential obligations under these arrangements.

Note 6. Discontinued Operations

The following reflects the reclassification from continuing operations to discontinued operations of certain results of operations (primarily related to our Questar subsidiary), previously reported in our September 30, 2004 Form 10-Q (dollars in thousands):

	For the Three Months Ended September 30, 2004		For the Nine Months Ended September 30, 2004
	Restated for Discontinued Operations	As Previously Reported	Restated for Discontinued Operations	As Previously Reported
Service fee revenue	$63,613	$64,669	$195,866	$199,224
Costs of operations:
Cost of services	39,825	40,820	119,408	123,111
Equipment leases	4,554	4,576	13,945	14,005
Provision for doubtful accounts	5,329	5,462	16,185	16,637
Depreciation and amortization	5,449	5,914	17,484	18,905

Gross profit	8,456	7,897	28,844	26,566

Severance and other related costs	405	405	405	405
Corporate general and administrative	5,285	5,179	13,783	13,075
Impairment of goodwill, intangible and long-lived assets	7,474	7,612	13,226	19,317
Gain on sale of operations	—	—	(4,669)	(4,669)
Interest expense, net, including amortization of deferred financing costs	4,603	4,214	14,015	12,858

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(9,311)	(9,513)	(7,916)	(14,420)
Equity in earnings of unconsolidated affiliates	982	983	2,336	2,336
Minority interests in income of consolidated subsidiaries	(195)	(195)	(639)	(639)

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(8,524)	(8,725)	(6,219)	(12,723)
Income tax expense (benefit)	(3,348)	(3,428)	(2,706)	(5,308)

LOSS FROM CONTINUING OPERATIONS	(5,176)	(5,297)	(3,513)	(7,415)
Discontinued Operations:
Loss from discontinued operations before income taxes	(351)	(150)	(11,150)	(4,646)
Income tax benefit	(140)	(60)	(4,460)	(1,858)

Loss from discontinued operations	(211)	(90)	(6,690)	(2,788)

NET LOSS	$(5,387)	$(5,387)	$(10,203)	$(10,203)

INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations – basic	$(0.24)	$(0.24)	$(0.16)	$(0.34)
Income (loss) from discontinued operations – basic	$(0.01)	$(0.01)	$(0.31)	$(0.13)

Net income (loss) – basic	$(0.25)	$(0.25)	$(0.47)	$(0.47)

Income (loss) from continuing operations – diluted	$(0.24)	$(0.24)	$(0.16)	$(0.34)
Income (loss) from discontinued operations – diluted	$(0.01)	$(0.01)	$(0.31)	$(0.13)

Net income (loss) – diluted	$(0.25)	$(0.25)	$(0.47)	$(0.47)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,805,607	21,805,607	21,780,557	21,780,557
Diluted	21,805,607	21,805,607	21,780,557	21,780,557

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares for basic earnings per share	22,138,145	21,805,607	22,030,959	21,780,557
Effect of dilutive stock options	272,897	—	311,694	—
Effect of dilutive convertible junior subordinated note	—	—	—	—

Weighted average shares for diluted earnings per share	22,411,042	21,805,607	22,342,653	21,780,557

Tax-effected interest savings related to convertible junior subordinated note	$—	$—	$—	$—

For each of the three and nine months ended September 30, 2005 and 2004, approximately $144,000 and $431,000, respectively, of tax-effected interest expense, and 1,593,040 of weighted average shares related to the convertible junior subordinated note for each period, were not included in the computation of diluted EPS because to do so would be anti-dilutive. For the three and nine months ended September 30, 2005, 272,897 and 311,694, respectively, shares related to stock options were included in the computation of dilutive EPS. Also, for the three and nine months ended September 30, 2004, 530,677 and 495,600, respectively, shares related to stock options were not included in the computation of dilutive EPS because to do so would be anti-dilutive.

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

The following table summarizes the operating results, including continuing and discontinued operations, and assets of our primary and Questar operations (in thousands):

	For the Nine Months Ended September 30, 2005
	Primary Operations	Questar	Total
Service fee revenue	$183,219	$6,101	$189,320
Total costs and expenses	157,515	5,162	162,677

Income before equity in earnings of investments and minority interests in consolidated subsidiaries, income taxes and discontinued operations	25,704	939	26,643
Equity in earnings of investments	2,888	—	2,888
Minority interests in income of consolidated subsidiaries	(487)	—	(487)

Income before income taxes from continuing operations	28,105	939	29,044
Loss before income taxes from discontinued operations	(75)	(911)	(986)

Income before income taxes	$28,030	$28	$28,058

Assets	$129,971	$4,847	$134,818
Purchases of property and equipment	$17,312	$223	$17,535

	For the Nine Months Ended September 30, 2004
	Primary Operations	Questar	Total
Service fee revenue	$189,094	$6,772	$195,866
Total costs and expenses	163,959	11,803	175,762

Income before equity in earnings of investments and minority interests in consolidated subsidiaries, income taxes and discontinued operations	25,135	(5,031)	20,104
Equity in earnings of investments	2,336	—	2,336
Minority interests in income of consolidated subsidiaries	(639)	—	(639)

Income (loss) before income taxes from continuing operations	26,832	(5,031)	21,801
Loss before income taxes from discontinued operations	(1,085)	(10,066)	(11,151)

Income (loss) before income taxes	$25,747	$(15,097)	$10,650

Assets	$124,959	$11,032	$135,991
Purchases of property and equipment	$15,801	$989	$16,790

The following table is a reconciliation of the segment income before income taxes to Radiologix’s consolidated reported income (loss) before income tax expense (benefit) (in thousands):

	For the Nine Months Ended September 30,
	2005	2004
Segment income before income taxes	$28,058	$10,650
Unallocated amounts:
Corporate general and administrative	13,195	14,188
Corporate depreciation and amortization	2,830	3,227
Corporate interest expense	10,376	10,604

Consolidated income (loss) before income tax expense (benefit)	$1,657	$(17,369)

The following table is a reconciliation of purchases of property and equipment for the segments to Radiologix’s consolidated assets and purchases of property and equipment for the nine month periods ended September 30 (in thousands):

	2005	2004
Purchases of property and equipment:
Segment amounts	$17,535	$16,790
Corporate	4,743	1,307

Total purchases of property and equipment	$22,278	$18,097

The following table is a reconciliation of total assets and total liabilities for the segments to Radiologix’s consolidated total assets and liabilities, as of September 30 (in thousands):

	2005	2004
Total Assets
Segment amounts	$134,818	$135,991
Intangible assets, net	53,568	56,577
Deferred financing costs, net	5,354	6,936
Other corporate assets	65,557	69,849

Total assets	$259,297	$269,353

	2005	2004
Total Liabilities
Segment amounts	$28,831	$33,617
Corporate, primary long-term debt	183,408	184,062

Total liabilities	$212,239	$217,679

Note 9. Unconsolidated Affiliates (Joint Ventures)

The Company has seven unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by the contracted radiology practices in such market area or a radiology practice that participates in the joint venture. Other assets at September 30, 2005 and December 31, 2004 include notes receivable from certain unconsolidated joint ventures aggregating $1.3 million and $2.1 million, respectively. Interest income related to these notes receivable was approximately $34,000 and $58,000 for the three months ended September 30, 2005 and 2004, respectively. The Company also received management service fees of approximately $779,000 and $649,000 for the three months ended September 30, 2005 and 2004, respectively, in connection with operating the centers underlying these joint ventures. For the nine months ended September 30, 2005 and 2004, interest income related to these notes receivable was approximately $119,000 and $192,000, respectively. The Company received management service fees of approximately $2.3 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively. The Company’s investments in these joint ventures are accounted for under the equity method. The following table is a summary of key financial data for these joint ventures (in thousands):

	September 30, 2005	December 31, 2004
Current assets	$21,522	$17,543
Noncurrent assets	8,407	9,087
Current liabilities	2,929	2,480
Noncurrent liabilities	264	481

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	$14,021	$12,791	$39,881	$39,125
Pre-tax income	3,713	3,418	9,300	7,893
Minority interest	1,227	982	2,888	2,336

Note 10. Supplemental Guarantor Information

In connection with the senior notes, certain of the Company’s subsidiaries (“Subsidiary Guarantors”) guaranteed, jointly and severally, the Company’s obligation to pay principal and interest on the senior notes on a full and unconditional basis.

The following supplemental condensed consolidating financial information presents the balance sheets as of September 30, 2005 and December 31, 2004, and the statements of operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the non-guarantor subsidiaries using the equity method.

The non-guarantor subsidiaries include Advanced PET Imaging of Maryland, L.P., Montgomery Community Magnetic Imaging Center Limited Partnership, and MRI at St. Joseph Medical Center LLC. The Subsidiary Guarantors include all wholly owned subsidiaries of Radiologix, Inc. (the “Parent”).

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

September 30, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$38,651	$(2,047)	$5,836	$—	$42,440
Accounts receivable, net of allowances	—	39,594	1,528	—	41,122
Other current assets	15,195	4,534	69	—	19,798

Total current assets	53,846	42,081	7,433	—	103,360
Property and equipment, net	8,030	55,458	1,960	—	65,448
Investment in subsidiaries	170,303	—	—	(170,303)	—
Goodwill and intangible assets, net	—	69,390	972	—	70,362
Other assets	9,829	10,298	—	—	20,127

Total assets	$242,008	$177,227	$10,365	$(170,303)	$259,297

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$9,936	$19,239	$602	$—	$29,777
Current portion of long-term debt	(282)	31	256	—	5
Other current liabilities	3,649	583	—	—	4,232

Total current liabilities	13,303	19,853	858	—	34,014
Long-term debt, net of current portion	170,105	71	157	—	170,333
Other noncurrent liabilities	13,271	740	(6,119)	—	7,892
Minority interests in consolidated subsidiaries	—	—	1,729	—	1,729
Total stockholders’ equity	45,329	156,563	13,740	(170,303)	45,329

Total liabilities and stockholders’ equity	$242,008	$177,227	$10,365	$(170,303)	$259,297

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

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$59,036	$3,222	$—	$62,258
Costs of operations:
Cost of services	—	38,653	1,736	—	40,389
Equipment leases	—	3,347	198	—	3,545
Provision for doubtful accounts	—	4,428	93	—	4,521
Depreciation and amortization	190	5,755	180	—	6,125

Gross profit (loss)	(190)	6,853	1,015	—	7,678

Corporate general and administrative	3,862	—	—	—	3,862
Interest expense, net, including amortization of deferred financing costs	3,417	1,149	(5)	—	4,561

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(7,469)	5,704	1,020	—	(745)
Equity in earnings of unconsolidated affiliates	—	1,227	—	—	1,227
Minority interests in income of consolidated subsidiaries	—	—	(184)	—	(184)

Income (loss) before taxes and discontinued operations	(7,469)	6,931	836	—	298
Income tax expense (benefit)	(3,125)	2,916	345	—	136

Income (loss) from continuing operations	(4,344)	4,015	491	—	162
Discontinued operations:
Loss from discontinued operations before income taxes	—	(580)	(2)	—	(582)
Income tax expense (benefit)	—	(221)	—	—	(221)

Loss from discontinued operations	—	(359)	(2)	—	(361)

Net income (loss)	$(4,344)	$3,656	$489	$—	$(199)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Nine Months Ended September 30, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$180,098	$9,222	$—	$189,320
Costs of operations:
Cost of services	—	115,589	5,249	—	120,838
Equipment leases	—	8,995	587	—	9,582
Provision for doubtful accounts	—	13,348	299	—	13,647
Depreciation and amortization	574	16,928	512	—	18,014

Gross profit (loss)	(574)	25,238	2,575	—	27,239

Corporate general and administrative	13,195	—	—	—	13,195
Interest expense, net, including amortization of deferred financing costs	10,376	3,413	13	—	13,802

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(24,145)	21,825	2,562	—	242
Equity in earnings of unconsolidated affiliates	—	2,888	—	—	2,888
Minority interests in income of consolidated subsidiaries	—	—	(487)	—	(487)

Income (loss) before taxes and discontinued operations	(24,145)	24,713	2,075	—	2,643
Income tax expense (benefit)	(9,729)	9,958	836	—	1,065

Income (loss) from continuing operations	(14,416)	14,755	1,239	—	1,578
Discontinued operations:
Loss from discontinued operations before income taxes	—	(935)	(51)	—	(986)
Income tax benefit	—	(357)	(19)	—	(376)

Loss from discontinued operations	—	(578)	(32)	—	(610)

Net income (loss)	$(14,416)	$14,177	$1,207	$—	$968

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$60,476	$3,137	$—	$63,613
Costs and expenses:
Cost of services	—	38,030	1,795	—	39,825
Equipment leases	—	4,444	110	—	4,554
Provision for doubtful accounts	—	5,240	89	—	5,329
Depreciation and amortization	650	4,662	137	—	5,449

Gross profit (loss)	(650)	8,100	1,006	—	8,456

Severance and other related costs	405	—	—	—	405
Corporate general and administrative	5,285	—	—	—	5,285
Impairment of goodwill, intangibles, and long lived assets	—	7,474	—	—	7,474
Gain on sale of operations	—	—	—	—	—
Interest expense, net, including amortization of deferred financing costs	3,072	1,514	17	—	4,603

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(9,412)	(888)	989	—	(9,311)
Equity in earnings of investments	—	982	—	—	982
Minority interests in income of consolidated subsidiaries	—	—	(195)	—	(195)

Income (loss) before taxes and discontinued operations	(9,412)	94	794	—	(8,524)
Income tax expense (benefit)	(3,765)	99	318	—	(3,348)

Income (loss) from continuing operations	(5,647)	(5)	476	—	(5,176)

Discontinued operations:
Loss from discontinued operations	—	3,408	(3,759)	—	(351)
Income tax benefit	—	1,364	(1,504)	—	(140)

Loss from discontinued operations	—	2,044	(2,255)	—	(211)

Net income (loss)	$(5,647)	$2,039	$(1,779)	$—	$(5,387)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Nine Months Ended September 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$185,919	$9,947	$—	$195,866
Costs and expenses:
Cost of services	—	113,916	5,492	—	119,408
Equipment leases	—	13,614	331	—	13,945
Provision for doubtful accounts	—	15,834	351	—	16,185
Depreciation and amortization	1,949	15,077	458	—	17,484

Gross profit (loss)	(1,949)	27,478	3,315	—	28,844

Severance and other related costs	405	—	—	—	405
Corporate general and administrative	13,783	—	—	—	13,783
Impairment of goodwill, intangibles, and long lived assets	—	13,226	—	—	13,226
Gain on sale of operations	—	(4,669)	—	—	(4,669)
Interest expense, net, including amortization of deferred financing costs	9,390	4,566	59	—	14,015

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(25,527)	14,355	3,256	—	(7,916)
Equity in earnings of investments	—	2,336	—	—	2,336
Minority interests in income of consolidated subsidiaries	—	—	(639)	—	(639)

Income (loss) before taxes and discontinued operations	(25,527)	16,691	2,617	—	(6,219)
Income tax expense (benefit)	(10,211)	6,458	1,047	—	(2,706)

Income (loss) from continuing operations	(15,316)	10,233	1,570	—	(3,513)

Discontinued operations:
Loss from discontinued operations	—	(7,083)	(4,067)	—	(11,150)
Income tax benefit	—	(2,833)	(1,627)	—	(4,460)

Loss from discontinued operations	—	(4,250)	(2,440)	—	(6,690)

Net income (loss)	$(15,316)	$5,983	$(870)	$—	$(10,203)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,012)	$31,050	$2,143	$—	$27,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(73)	—	—	—	(73)
Purchases of property and equipment	(4,744)	(16,980)	(554)	—	(22,278)
Proceeds from sale of equipment	—	1,173	—	—	1,173
Joint ventures	698	969	—	—	1,667

Net cash used in investing activities	(4,119)	(14,838)	(554)	—	(19,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	63	(45)	(179)	—	(161)
Due to/from parent/subsidiaries	17,676	(18,466)	790	—	—
Proceeds from stock option exercises	847	—	—	—	847

Net cash provided by (used in) financing activities	18,586	(18,511)	611	—	686

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,455	(2,299)	2,200	—	8,356
CASH AND CASH EQUIVALENTS, beginning of period	30,198	249	3,637	—	34,084

CASH AND CASH EQUIVALENTS, end of period	$38,653	$(2,050)	$5,837	$—	$42,440

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(17,331)	$42,320	$1,426	$—	$26,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(4,820)	—	—	—	(4,820)
Purchases of property and equipment	956	(21,658)	2,605	—	(18,097)
Net cash received on sale of operations	—	13,743	—	—	13,783
Joint ventures	673	1,114	—	—	1,787
Other investments	—	(79)	(30)	—	(109)

Net cash provided by (used in) investing activities	(3,191)	(6,880)	2,575	—	(7,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, primarily capital leases	—	(1,265)	(341)	—	(1,606)
Retirement of senior debt	(1,730)	—	—	—	(1,730)
Due to/from parent/subsidiaries	40,206	(38,847)	(1,359)	—	—
Other items	—	183	—	—	183

Net cash provided by (used in) financing activities	38,476	(39,929)	(1,700)	—	(3,153)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,954	(4,489)	2,301	—	15,766
CASH AND CASH EQUIVALENTS, beginning of period	31,625	3,856	1,285	—	36,766

CASH AND CASH EQUIVALENTS, end of period	$49,579	$(633)	$3,586	$—	$52,532

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), PET/CT, nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the nine months ended September 30, 2005, we derived 87% of our service fee revenue from the ownership, management and operation of our imaging center network and 13% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of September 30, 2005, we owned, operated or maintained, through our two operating segments, an ownership interest in imaging equipment at 73 locations, with imaging centers located in 8 states, including (1) primary operations in the Mid-Atlantic; the Bay Area, California; Treasure Coast, Florida; Northeast, Kansas; and the Finger Lakes (Rochester) and Hudson Valley markets in New York state; and (2) Questar operations with imaging centers located in Arizona, California, Colorado and Minnesota. Our 73 locations as of September 30, 2005 include a new multi-modality center that we opened in our Rochester market during the second quarter of 2005 and exclude a small center that we closed in the second quarter.

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

Legal costs of $557,000 reflected in discontinued operations relate to our successful defense of an arbitration, brought by a former physician partner, stemming from the sale of our Questar center in Pennsylvania in June 2004. Of these costs, $313,000 were incurred in the first six months of 2005 and were improperly reflected in our general and administrative expense from continuing operations. We reclassified the $313,000 to discontinued operations during the third quarter of 2005 to properly reflect the fact that these costs relate to a center that was sold in 2004 and, therefore, is no longer part of our continuing operations.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following tables outline our service fee revenue, volumes and operating expenses, (excluding 2004 impairment charges and 2004 severance, contract cancellation, litigation and other related costs) for the three months ended September 30, 2005 and 2004 below (in thousands):

	2005	2004	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2005	2004
Service fee revenue	$62,258	$63,613	(2.1)%	100.0%	100.0%	—

Field salaries and benefits	21,118	21,111	—	33.9	33.2	70
Field supplies	3,853	4,040	(4.6)	6.2	6.4	(20)
Facility rent	3,641	3,555	2.4	5.8	5.6	20
Other field expenses	11,777	10,804	9.0	18.9	17.0	190

Cost of services	40,389	39,510	2.2	64.9	62.1	280
Equipment leases	3,545	4,554	(22.2)	5.7	7.2	(150)
Provision for doubtful accounts	4,521	5,329	(15.2)	7.3	8.4	(110)
Depreciation and amortization	6,125	5,449	12.4	9.8	8.6	120
Corporate, general and administrative	3,862	4,790	(19.4)	6.2	7.5	(130)
Interest expense, net	4,561	4,603	(0.9)	7.3	7.2	10

Total operating expense	$63,003	$64,235	(1.9)%	101.2%	101.0%	20

Comparable results excluding certain Medical Services Agreement operations (San Antonio and the terminated Mid-Atlantic agreement) (the “terminated MSA operations”) are presented below:

	2005	2004	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2005	2004
Service fee revenue	$62,259	$62,164	0.2%	100.0%	100.0%	—

Field salaries and benefits	21,118	20,781	1.6	33.9	33.4	50
Field supplies	3,850	3,961	(2.8)	6.2	6.4	(20)
Facility rent	3,640	3,519	3.4	5.8	5.7	10
Other field expenses	11,733	10,379	13.0	18.8	16.7	210

Cost of services	40,341	38,640	4.4	64.8	62.2	260
Equipment leases	3,537	4,562	(22.5)	5.7	7.3	(160)
Provision for doubtful accounts	4,522	4,738	(4.6)	7.3	7.6	(30)
Depreciation and amortization	6,125	5,387	13.7	9.8	8.7	110
Corporate, general and administrative	3,862	4,790	(19.4)	6.2	7.7	(150)
Interest expense, net	4,560	4,585	(0.5)	7.3	7.4	(10)

Total operating expense	$62,947	$62,702	0.3%	101.1%	100.9%	20

A summary of our volumes, excluding certain volumes for the terminated MSA operations noted above, follows:

	For the Three Months Ended September 30,
	2005	2004
High end volumes (1):
Total	90,055	92,848
Less terminated MSA volumes	—	1,934

Net	90,055	90,914

Other volumes:
Total	285,878	289,877
Less terminated MSA volumes	—	5,759

Net	285,878	284,118

(1)	Defined as MRI, PET, CT and PET/CT procedures.

For the three months ended September 30, 2005 compared to the three months ended September 30, 2004, service fee revenue from continuing operations decreased $1.4 million or 2.1%. This decrease is primarily attributable to (1) the termination of a medical services agreement with a Mid-Atlantic radiology group effective January 31, 2005, resulting in a decrease in service fee revenue of $1.7 million in the third quarter 2005 compared to the third quarter 2004 (primarily due to the loss of service fee revenue generated from professional reading arrangements at certain hospitals and disposed imaging centers), and (2) the sale of our operations in San Antonio, Texas in the second quarter 2004 (our San Antonio operations generated a $237,000 loss in service fee revenue in the third quarter 2004).

Excluding the terminated MSA operations, noted above, service fee revenue increased $95,000 or 0.2% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase is primarily due to (1) a shift in modality mix to higher-end CT and PET procedures, (2) the impact of new imaging centers and new diagnostic equipment placed into operations since September 30, 2004, (3) increased professional and outside read revenue, and (4) increased management fee and reading fee revenue at non-consolidated entities. Much of our service fee revenue increases were offset by a decrease in MRI procedures due to increased capacity introduced by competitors, competition from referring physicians who perform MRI procedures in their offices, and a change in California law which has reduced the number of MRI procedures authorized for workers in the California state workers’ compensation program. In addition, our service fee revenue increases were offset by (a) increased physician retention costs at one subsidiary based on certain terms of a medical services agreement that went into effect subsequent to September 30, 2004, (b) increased physician retention costs pursuant to the existing terms of certain other medical services agreements which went into effect after June 30, 2005, and (c) a hospital associated with the Northeast region installed a CT, resulting in a decrease in the CT procedures at the imaging center offset by an increase in the professional revenue.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the three months ended September 30, 2005 were 33.9% compared to 33.2% for the three months ended September 30, 2004. This percentage increase resulted primarily from (1) merit increases that went into effect March 1, 2005 as a result of annual performance reviews completed through our Focal Point Review process (in 2004, annual merit increases went into effect based on each employee’s anniversary date),

(2) salary market adjustments effective in July 2004 for certain employees at one of our subsidiaries, (3) higher technologist costs, and (4) overtime costs for employee training in connection with our REWARD program described below. These increases were offset by a decrease in bonuses accrued for field personnel. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the three months ended September 30, 2005 and 2004, excluding the terminated MSA operations, were 33.9% and 33.4%, respectively. Management continually evaluates our service offerings, patient flows and technology offerings to identify more efficient and less costly methods of providing high quality patient care and continually evaluates its back office and support operations for new opportunities to gain economies of scale. We believe our Radiologix Enhanced Workflow And Record Distribution or “REWARD” (a comprehensive Radiology Information System/Picture Archival Communications System) Program will help us achieve greater efficiencies and lower our operating costs. We expect REWARD to enhance operational efficiencies by: (1) standardizing processes and protocols across the Company, (2) automating, accelerating and simplifying workflow, (3) improving the capture of front-end data including billing and patient scheduling information, (4) providing more timely digitized images and records to referring physicians and (5) reducing film and storage costs once fully implemented.

Field supplies, excluding the terminated MSA operations, as a percentage of service fee revenue were 6.2% for the three months ended September 30, 2005 compared to 6.4% for the three months ended September 30, 2004. This percentage decrease was due primarily to imaging center workflow process improvement and an increase in revenue mix in areas that do not require supplies.

Facility rent, excluding the terminated MSA operations, as a percentage of service fee revenue was 5.8% and 5.7% for the three months ended September 30, 2005 and September 30, 2004, respectively. Facility rent increased as a result of a new imaging center that began operations in April 2005.

Other field expenses, excluding the terminated MSA operations, were 18.8% for the three months ended September 30, 2005 compared to 16.7% for the three months ended September 30, 2004 primarily due to (1) increased service contract costs resulting from new coverage on (a) equipment coming off warranty and (b) equipment acquired in connection with the acquisition of an equipment financing right agreement effective October 31, 2004, (2) system conversion, upgrade and outsourcing costs for our patient accounting systems, (3) higher marketing costs in our primary operations, (4) higher physician purchased service costs primarily due to paying certain physicians for incremental coverage on reading contracts, (5) higher workers’ compensation costs, (6) higher diagnostic equipment repair costs, and (7) higher telephone and communication cost related to installation and operation of our new REWARD program.

Equipment lease expenses, excluding the terminated MSA operations, decreased in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to the impact of lease buyouts and the acquisition of an equipment financing right effective October 31, 2004, which eliminates equipment lease expense that was previously recorded based on volume. These decreased costs were offset by $86,000 in costs we incurred to buy out certain leases in the 2005 third quarter.

Provision for doubtful accounts decreased by $808,000 in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to reduced denial rates in 2005 and weaker than expected collection performance in 2004 on receivables for professional services at two Mid-Atlantic hospitals that were part of the terminated Mid-Atlantic MSA agreement.

Depreciation and amortization increased in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to the impact of new imaging centers and new equipment placed in service since September 30, 2004, lease buyouts, and the acquisition of an equipment financing right and related diagnostic equipment effective October 31, 2004, offset by (1) no longer operating the terminated Mid-Atlantic operations effective January 31, 2005, (2) the effect of lower asset bases as a result of asset impairments in 2004 and (3) assets that became fully depreciated since September 30, 2004.

Corporate, general and administrative expenses decreased in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to (1) eliminating CEO recruiting process, (2) lower legal costs as a result of establishing an in-house legal department, (3) lower costs related to Sarbanes-Oxley Section 404 compliance as a result of concluding our initial stage of establishing, documenting, and implementing our company-wide internal control processes, (4) reclassified legal costs of $313,000 related to our former Questar center in Pennsylvania to discontinued operations and (5) lower costs related to our information technology department. These decreases were offset by (1) increased costs related to our development and reimbursement operation departments, (2) $350,000 in management bonus costs accrued in the third quarter of 2005 compared to $125,000 bonus accrual in the third quarter of 2004, (3) travel and training costs incurred in 2005 for our REWARD program and (4) costs incurred with our initiative to facilitate our “One Company, One Culture” focus.

Interest expense (net of interest income), including amortization of deferred financing costs, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is lower due primarily to earning interest income on additional invested funds.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following tables outline our service fee revenue, volumes and operating expenses, (excluding 2004 impairment charges and 2004 severance, contract cancellation, litigation and other related costs) for the nine months ended September 30, 2005 and 2004 below (in thousands):

	2005	2004	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2005	2004
Service fee revenue	$189,320	$195,866	(3.3)%	100.0%	100.0%	—

Field salaries and benefits	65,389	65,003	0.6	34.5	33.2	130
Field supplies	11,508	11,638	(1.1)	6.1	5.9	20
Facility rent	10,514	10,134	3.7	5.6	5.2	40
Other field expenses	33,427	32,318	3.4	17.7	16.5	120

Cost of services	120,838	119,093	1.5	63.8	60.8	300
Equipment leases	9,582	13,945	(31.3)	5.1	7.1	(200)
Provision for doubtful accounts	13,647	16,185	(15.7)	7.2	8.3	(110)
Depreciation and amortization	18,014	17,484	3.0	9.5	8.9	60
Corporate, general and administrative	13,195	13,288	(0.7)	7.0	6.8	20
Interest expense, net	13,802	14,015	(1.5)	7.3	7.2	10

Total operating expense	$189,078	$194,010	(2.5)%	99.9%	99.1%	80

Comparable results excluding certain Medical Services Agreement operations (San Antonio and the terminated Mid-Atlantic agreement) (the “terminated MSA operations”) are presented below:

	2005	2004	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2005	2004
Service fee revenue	$188,352	$185,252	1.7%	100.0%	100.0%	—

Field salaries and benefits	65,196	62,902	3.6	34.6	34.0	60
Field supplies	11,468	11,217	2.2	6.1	6.1	—
Facility rent	10,487	9,875	6.2	5.6	5.3	30
Other field expenses	33,201	29,814	11.4	17.6	16.1	150

Cost of services	120,352	113,808	5.8	63.9	61.4	250
Equipment leases	9,556	13,836	(30.9)	5.1	7.5	(240)
Provision for doubtful accounts	13,405	14,255	(6.0)	7.1	7.7	(60)
Depreciation and amortization	18,013	16,798	7.2	9.6	9.1	50
Corporate, general and administrative	13,195	13,288	(0.7)	7.0	7.2	(20)
Interest expense, net	13,801	13,847	(0.3)	7.3	7.5	(20)

Total operating expense	$188,322	$185,832	1.3%	100.0%	100.3%	(30)

A summary of our volumes, excluding certain volumes for the terminated MSA operations noted above, follows:

	For the Nine Months Ended September 30,
	2005	2004
High end volumes (1):
Total	277,942	285,576
Less terminated MSA volumes	671	11,036

Net	277,271	274,540

Other volumes:
Total	872,675	892,374
Less terminated MSA volumes	3,234	27,121

Net	869,441	865,253

(1)	Defined as MRI, PET, CT and PET/CT procedures.

For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, service fee revenue decreased $6.5 million or 3.3%. This decrease is primarily attributable to (1) the sale of our operations in San Antonio, Texas in the second quarter of 2004 (the San Antonio operations generated $5.9 million in service fee revenue for the nine months ended September 30, 2004), (2) the termination of a medical services agreement with a Mid-Atlantic radiology group effective January 31, 2005, resulting in a decrease in service fee revenue of $4.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 (primarily due to the loss of service fee revenue generated from professional reading arrangements at certain hospitals and disposed imaging centers), (3) an amendment to a medical services agreement which resulted in the establishment of a technical bonus to the contracted radiology group and a 3% reduction in our management fee effective October 1, 2004, (4) reductions due to increased physician retention costs pursuant to the existing terms of certain other medical services agreements which went into effect after September 30, 2004 and (5) a decrease in MRI procedures due to increased capacity introduced by competitors, competition from referring physicians who perform MRI procedures in their offices, a change in California law which has reduced the number of MRI procedures authorized for workers in the state workers’ compensation program and open MRI technologist positions.

Excluding the terminated MSA operations noted above, service fee revenue increased $3.1 million or 1.7% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase is primarily due to (1) a shift in mix to higher-end CT and PET procedures, which increases have more than offset the decreases we experienced in our MRI procedures as noted above, resulting in an increase in our net technical revenue per procedure of $142.92 for the nine months ended September 30, 2005 compared to $140.04 for the nine months ended September 30, 2004, (2) the impact of new imaging centers and new diagnostic equipment placed into operations since September 30, 2004 and (3) increases in capitation and management service revenue. Our 2005 service fee revenue would have been higher if not for technologist shortages, reduced physician coverage, and reduced workers’ compensation volumes at certain Bay Area, California facilities. In addition, our service fee revenue increases were offset by (a) increased physician retention costs based on certain terms of a medical services agreement which terms went into effect subsequent to September 30, 2004, and (b) a decrease in service fee revenue from our Questar operations primarily due to the performance of our Arizona center, which continues to struggle to overcome the transition to a new name and location as well as increased local competition, and both of our Colorado centers. Our $2.2 million in goodwill at September 30, 2005 relates to our two Colorado Questar centers. We are focusing efforts on reversing the decline in volumes that we experienced at these centers. However, if our efforts are not successful and these centers continue to experience lower than expected volumes, we may incur an impairment charge in a future period.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the nine months ended September 30, 2005 were 34.5% compared to 33.2% for the nine months ended September 30, 2004. This percentage increase resulted primarily from (1) merit increases that went into effect March 1, 2005 as a result of annual performance reviews completed through our Focal Point Review process (in 2004, annual merit increases went into effect based on each employee’s anniversary date), (2) our San Antonio operations having lower salary and benefit costs as a percentage of service fee revenue relative to the rest of our operations (primarily because the San Antonio operations allocated certain salary and benefit costs to unconsolidated joint ventures), (3) salary market adjustments effective in July 2004 for certain employees at one of our subsidiaries, (4) higher technologist costs, and (5) overtime costs for employee training in connection with our REWARD program described below. The effect of the above items was offset by the reduction in temporary labor costs, primarily for technologists that were used extensively by one of our subsidiaries in the first nine months of 2004. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the nine months ended September 30, 2005 and 2004, excluding the terminated MSA operations, were 34.6% and 34.0%, respectively. Management continually evaluates our service offerings, patient flows and technology offerings to identify more efficient and less costly methods of providing high quality patient care and continually evaluates back office and support operations for new opportunities to gain economies of scale. We believe our Radiologix Enhanced Workflow And Record Distribution or “REWARD” (a comprehensive Radiology Information System/Picture Archival Communications System) Program will help us achieve greater efficiencies and lower our operating costs. We expect REWARD to enhance operational efficiencies by: (1) standardizing processes and protocols across the Company, (2) automating, accelerating and simplifying workflow, (3) improving the capture of front-end data including billing and patient scheduling information, (4) providing more timely digitized images and records to referring physicians and (5) reducing film and storage costs, once fully implemented.

Field supplies, excluding the terminated MSA operations, as a percentage of service fee revenue were 6.1% for the nine months ended September 30, 2005 compared to 6.1% for the nine months ended September 30, 2004. Field supply costs generally increase as we perform more high-end diagnostic procedures. High-end procedures typically utilize more supplies such as contrast and radio-pharmaceuticals.

Facility rent, excluding the terminated MSA operations, as a percentage of service fee revenue was 5.6% for the nine months ended September 30, 2005 compared to 5.3% for the nine months September 30, 2004, primarily due to facility rent for a new imaging center that began operations in April 2005 and higher facility rent in our Bay Area, California operations, offset by the reversal of a $229,000 lease accrual (of which $62,000 was recorded in the 2005 first quarter) no longer required as a result of settling a facility lease obligation with the trustee of a bankrupt landlord.

Other field expenses, excluding the terminated MSA operations, were 17.6% for the nine months ended September 30, 2005 compared to 16.1% for the nine months ended September 30, 2004 primarily due to (1) increased service contract costs resulting from new coverage on (a) equipment coming off warranty and (b) equipment acquired in connection with the acquisition of an equipment financing right agreement effective October 31, 2004, (2) system conversion, upgrade and outsourcing costs for our patient accounting systems, (3) higher marketing costs in our primary operations, (4) higher physician purchased service costs primarily due to paying certain physicians for incremental coverage on reading contracts, (5) higher workers’ compensation costs, (6) higher diagnostic equipment repair costs, (7) higher telephone and communication cost related to our operations and installation of REWARD and (8) a $176,000 write-off of leasehold improvement costs related to an imaging center closed in the 2005 second quarter. These increased costs were offset by (1) a $370,000 gain from insurance proceeds received in settlement for equipment damaged by a hurricane, (2) gains on sales of diagnostic equipment, (3) lower malpractice insurance costs and (4) lower off-site storage costs.

Equipment lease expenses, excluding the terminated MSA operations, decreased in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to the impact of lease buyouts and the acquisition of an equipment financing right effective October 31, 2004, which eliminates equipment lease expense that was previously recorded based on volume. The impact of the decrease in the nine months of 2005 would have been even greater if not for an approximate $144,000 lease credit we received in the first quarter of 2004. These decreased costs were offset by $86,000 in equipment lease expenses we incurred as part of lease buy out transactions in the 2005 third quarter.

Provision for doubtful accounts decreased by $2.5 million in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to lower professional component revenue charges, which historically have lower collection rates, improved denial rates in 2005 and weaker than expected collection performance in 2004 on receivables for professional services at two Mid-Atlantic hospitals that were part of the terminated Mid-Atlantic MSA agreement.

Depreciation and amortization increased in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to (1) the impact of new imaging centers and new equipment placed in service since June 30, 2004, (2) lease buyouts and (3) the acquisition of an equipment financing right and related diagnostic equipment effective October 31, 2004, offset by (1) no longer operating the terminated San Antonio operations which were sold in the second quarter of 2004, (2) no longer operating the terminated Mid-Atlantic operations effective January 31, 2005, (3) the effect of lower asset bases as a result of asset impairments in 2004 and (4) assets that became fully depreciated since September 30, 2004.

Corporate, general and administrative expenses decreased in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to (1) lower executive recruiting and relocation costs, (2) reduced legal costs as a result of establishing an in-house legal department which resulted in reducing our contracted legal costs, (3) lower costs related to Sarbanes-Oxley Section 404 compliance as a result of concluding our initial stage of establishing, documenting, and implementing our company wide internal control processes, (4) lower 2005 health benefits costs, (5) a reduction in our estimated 2004 bonus and severance accruals that were finalized in the first quarter of 2005, and (6) the lack of chief operating officer salary and benefit costs in 2005 first and second quarter as this position remained open from December 2004 through July 14, 2005. These decreases were offset by (1) increased costs related to our information technology, human resource, and development departments, (2) $894,000 in management bonus costs accrued in 2005 compared to $125,000 bonus accrued in 2004, (3) travel and training costs incurred in 2005 for our REWARD program, (4) costs incurred with our initiative to facilitate our “One Company, One Culture” focus, and (5) consulting costs incurred in connection with defining and validating our strategic direction.

Interest expense (net of interest income), including amortization of deferred financing costs, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is lower due primarily to our $1.7 million retirement of debt in the second quarter of 2004 and earning interest income on additional invested funds.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for the nine months ended September 30, 2005 was derived from cash and cash equivalents, and net cash generated by operating activities and amounts available under our Master Lease Agreement. As of September 30, 2005, we had current assets of $103.4 million, including cash and cash equivalents of $42.4 million, and current liabilities of $34.0 million, including current maturities of long-term debt and capital lease obligations of $5,000. For the nine months ended September 30, 2005, we generated $27.2 million in net operating cash flow, invested $19.5 million and had cash provided by financing activities of $686,000.

Net cash flows from operating activities for the nine months ended September 30, 2005 of $27.2 million increased from $26.4 million for the same period in 2004. Our operating cash flows are primarily impacted by the amount of service fee revenue we generate and ultimately collect, offset by the amount and timing of our payment obligations for resources used to generate service fee revenue, such as costs for payroll, supplies, equipment operating leases, equipment maintenance contracts, equipment repairs, utilities, facility rent, marketing, interest and general and administrative costs.

For the nine months ended September 30, 2005, the primary reasons for our increase in operating cash flows relative to the comparable period in 2004 were 1) substantially lower equipment lease expense, 2) income tax refunds received, 3) decrease in accounts receivable and 4) lower general and administrative costs.

Our days sales outstanding on accounts receivable decreased from 48 days at December 31, 2004 to 45 days at September 30, 2005. We calculated days sales outstanding by dividing accounts receivable, net of allowances, by the two-month average revenue per day. Our days sales outstanding decreased as a result of reduced denial rates and overall improved collections in 2005.

Net cash used in investing activities for the nine months ended September 30, 2005 and 2004 was $19.5 million and $7.5 million, respectively. Purchases of property and equipment during the nine months ended September 30, 2005 and 2004 were $22.3 million and $18.1 million, respectively, including $1.9 million to buyout operating leases in 2005. For the remainder of 2005, we expect to spend approximately $1.0 million on equipment lease buyouts. In 2005, we received $1.2 million in consideration for the sales of certain diagnostic equipment and an imaging center, compared to $13.7 million in 2004 (of which $10.5 million related to the sale of our San Antonio operations on April 30, 2004). Also at September 30, 2005, we had $5.6 million in restricted cash in accordance with our Master Lease Agreement with GE Healthcare Financial Services (GE) as discussed below, of which $4.0 million was funded in the second quarter of 2004.

Net cash flows provided by financing activities for the nine months ended September 30, 2005 was $686,000, compared to the net cash flows used in financing activities for the nine months ended September 30, 2004 of $3.2 million. We received proceeds from the exercises of stock options of $847,000 in the third quarter of 2005 compared to $183,000 in the third quarter of 2004.

At September 30, 2005, we had outstanding senior note borrowings of $158.3 million and a $12.0 million convertible subordinated junior note. At September 30, 2005, amounts considered outstanding under the revolving credit facility totaled $1.4 million related to two letters of credit in connection with our high retention workers’ compensation program with $27.8 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries. At September 30, 2005, we had not met certain incurrence tests under our debt agreements. As a result, we are limited to borrowing $20.0 million under the revolving credit facility until such time as we meet this test.

On July 9, 2004, we amended our master lease with GE under an Amended and Restated Master Lease Agreement. Through this arrangement, GE has agreed to fund up to $60.0 million of equipment leases through December 31, 2006, and requires that at least two-thirds of the outstanding balance represent GE healthcare equipment. In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying September 30, 2005 balance sheet includes $5.6 million of restricted cash under this provision. GE provided us with a written waiver stating that GE agreed to waive compliance with the financial leverage ratio for the year ending December 31, 2004 and to modify this calculation for 2005 to exclude the $9.1 million adjustment described in our 2004 Form 10-K.

At September 30, 2005, applicable amounts outstanding under the Master Lease Agreement totaled $37.4 million; commitments for leases signed but not placed in service under the Master Lease Agreement were $7.3 million, and $15.3 million remained available for future leases.

Based on our revised projections as of September 30, 2005, we plan to spend approximately $8.9 million for capital expenditures in connection with our REWARD Program, $23.0 million for expansion of centers including de novo (new) projects and commit $20.8 million for major diagnostic equipment leases over the respective lease terms, in fiscal 2005. As of September 30, 2005, we spent approximately $5.5 million and $16.8 million on capital expenditures in connection with our REWARD Program and expansion of centers, respectively, and committed $20.8 million for major diagnostic equipment leases. In 2006, we plan to spend an additional $5.5 million in connection with our REWARD Program, or an aggregate $16.5 million for total projected capital expenditures related to our REWARD Program.

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

Service fee revenue from the contracted radiology practice groups (professional revenue component) and diagnostic imaging centers (technical revenue component) is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established gross charges billed and reduced by estimated contractual adjustments and amounts retained by the contracted radiology practice groups under the terms of medical services agreements. Our patient accounting system currently does not record contractual adjustments at the time of billing. Instead, contractual adjustments and the provision for doubtful accounts are estimated based on historical collection experience using a retrospective collection analysis, which we began using in December 2004, payment-versus-charge schedules, write-off experience, and aging models. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables), our estimates of the net realizable value of patient receivables could be reduced by a material amount. We have estimated that a change in our collection percentage of 1.0% could result in a change in service fee revenue of $5.0 million per year.

Our accounts receivable write-off process is primarily system-driven whereby a series of communications to the patient (or their guarantor) requesting payment is sent to a private payor who either is without healthcare benefit coverage or who owes us a co-pay amount. These communications increase in intensity and urgency as the receivable becomes more delinquent. Once the communication cycle is completed and the receivable remains uncollected, it is written off in our patient accounting system. We also review accounts receivable “events checklists” which are designed to identify significant delinquent accounts receivable. Write-offs for accounts identified by our events checklists are approved by the Vice President of our Patient Services Group.

Write-offs for accounts receivables have been relatively constant, but we can experience increases for specified events, primarily when we retain receivables for businesses we dispose of.

Impairment of Goodwill, Intangible and Long-Lived Assets

Goodwill

Goodwill and other intangible assets with indefinite useful lives are subject to at least annual assessments for impairment by applying a fair-value-based test. We conduct our annual impairment fair-value-based test during the first quarter of each fiscal year. We also review the recoverability of our goodwill on a quarterly basis, including a review of events or changes in circumstances that may indicate that the carrying amount may not be recoverable. At September 30, 2005, the balance of goodwill, which relates to our two Colorado Questar centers, is approximately $2.2 million. The performance of these centers declined in the second and third quarter of 2005. As a result, we are focusing efforts on reversing the decline in volumes that we experienced at these centers. However, if our efforts are not successful and these centers continue to experience lower than expected volumes, we may incur an impairment charge in a future period.

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

We have significant noncurrent deferred tax assets at September 30, 2005. Realization of these deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the twenty-year loss carryforward period. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Our tax strategy to realize deferred tax assets resulting from the impairment of goodwill and long-lived assets at certain of our Questar centers, involves the future disposal of the remaining six Questar centers we are currently operating at September 30, 2005. Until we dispose of all our Questar operations, we cannot, under the current tax regulations, deduct these particular impairment charges. As of September 30, 2005, we plan to operate these six Questar centers for as long as they are profitable; however, we do not plan to invest in new equipment for these six centers unless our new development team determines that it is beneficial to expand our operations in certain of these Questar markets. If the cumulative operations begin to deteriorate, we will make a cost benefit decision in which we will compare the estimated future profitability of these centers to the potential tax and other benefits we could realize upon disposal.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, revolving credit facility, and its senior and convertible notes. At September 30, 2005, Radiologix had $1.4 million considered outstanding under its revolving credit facility related to two letters of credit in connection with our high retention workers’ compensation programs. Radiologix’s notes bear interest at fixed rates.

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

As noted in our 2004 Form 10-K, subsequent to December 31, 2004, but prior to the finalization of our 2004 consolidated financial statements, the Company placed into operations new controls to address the material weakness we identified in our accounts receivable estimation process. These new controls include a retrospective collection analysis that matches cash collections to billed charges by month of service. We believe these new controls have remediated the material weakness that existed as of December 31, 2004, and that these controls operated effectively during the first nine months of 2005.

We have investments, not material in amount, in certain unconsolidated entities. Since we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

PART II: OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

(b)	Reports on Form 8-K. The registrant filed a current report on Form 8-K on July 15, 2005 announcing the appointment of Carol A. Gleber as Senior Vice President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOLOGIX, INC.

Date: November 3, 2005	/s/ SAMI S. ABBASI
Sami S. Abbasi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2005	/s/ MICHAEL N. MURDOCK
Michael N. Murdock
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment agreement between Radiologix, Inc. and Carol A. Gleber dated July 15, 2005. *

31.1	Certification of Sami S. Abbasi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael N. Murdock pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Sami S. Abbasi. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Michael N. Murdock. *

*	Filed herewith.