Form 10-K
period 2005-12-31
RADIOLOGIX INC
filed 2006-03-31
CIK 1031329

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $100,603,972, computed by reference to the $4.52 closing sales price of the Common Stock on the American Stock Exchange on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 20, 2006, 22,442,417 shares of the registrant’s Common Stock were outstanding.

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

The Centers for Medicare & Medicaid Services (“CMS”) estimate that national healthcare spending on healthcare services and products in 2004 was approximately $1.9 trillion and expect that spending will grow at an annual average rate of approximately 7.2% through 2015. As a share of gross domestic product, healthcare spending is projected to reach 20.0% by 2015, up from its 2004 level of 16.0%. The American College of Radiology estimates that over 543 million diagnostic imaging procedures were performed in the United States during 2003, the most recent year for which data is available. In addition, according to the Medicare Payment Advisory Commission (“MedPAC”), the volume of imaging services provided to Medicare patients grew at an average annual rate of 9% between 1999 and 2003.

We believe that the diagnostic imaging services industry will continue to grow as a result of:

The Escalating Demand for Healthcare Services from an Aging Population. There has been strong demand for healthcare services due to an aging population in the United States. According to the United States Census Bureau, one of the fastest growing segments of the population is the “baby boom” group ranging from 45 to 64 years of age. This group is expected to include approximately 79 million persons by 2010. We believe the aging population will help drive the growth for diagnostic imaging procedures over the coming years because diagnostic imaging utilization tends to increase as a person ages.

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

Website Access to Company Reports

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, on the Company’s website at www.radiologix.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also, copies of the Company’s annual report will be made available, free of charge, upon written request.

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

Nuclear Medicine. Nuclear medicine utilizes short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $600,000.

Ultrasound. Ultrasound imaging utilizes high-frequency sound waves to develop images of internal organs, fetuses and the vascular system. Ultrasound has widespread applications, particularly for procedures in obstetrics, gynecology and cardiology. Ultrasound systems are priced in the range of $90,000 to $200,000.

Mammography. Mammography is a specialized form of radiology utilizing low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, while digital mammography can range from $400,000 to $600,000.

Bone Densitometry. Bone densitometry uses an advanced technology called dual-energy X-ray absorptiometry, or DEXA, which safely, accurately and painlessly measures bone density and the mineral content of bone for the diagnosis of osteoporosis and other bone diseases. Bone densitometry systems are priced in the range of $40,000 to $90,000.

General Radiography (or X-ray) and Fluoroscopy. X-rays utilize roentgen rays to penetrate the body and record images of organs and structures on film. Fluoroscopy utilizes ionizing radiation combined with a video viewing system for real time monitoring of organs. X-ray and fluoroscopy are the most frequently used imaging modalities. Digital X-ray systems add computer image processing capability to traditional X-ray images. General X-ray systems are priced in the range of $50,000 to $150,000, while digital systems can range from $200,000 to $600,000.

OUR COMPANY

Overview

We are a leading national provider of diagnostic imaging services through our ownership and operation of freestanding, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as MRI, CT, PET, nuclear medicine, ultrasound, mammography, DEXA, X-ray and fluoroscopy. As of December 31, 2005, we owned, operated or maintained an ownership interest in imaging equipment at 71 locations, with imaging centers located in 7 states, including primary operations in the Mid-Atlantic; the Bay Area, California; the Treasure Coast area, Florida; Northeast, Kansas; and the Finger Lakes (Rochester) and Hudson Valley areas of New York state. We offer multi-modality imaging services at 52 of our diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

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

For the year ended December 31, 2005, we performed over 1.5 million diagnostic imaging procedures and generated service fee revenue of $251.4 million. In addition, we generated net cash flows from operating activities of $29.6 million for the year ended December 31, 2005.

Competitive Strengths / Business Strategy

Our focus is on the following five goals:

•	Provide exceptional service

•	Increase market share

•	Enhance our partnership with physicians

•	Reduce denial rates

•	Build the best teams with the best people

Provide exceptional service. We provide a broad range of diagnostic imaging services within our primary operations. Our 52 multi-modality centers enable us to offer one-stop shopping to payors, referring physicians and patients. In our experience, referring physicians and payors prefer to enter into relationships with diagnostic imaging providers that offer a broad spectrum of services at convenient locations, benefiting referring physicians and patients who require more than one type of diagnostic imaging procedure. From January 1, 2003 to December 31, 2005, we spent approximately $70.4 million on diagnostic imaging equipment and leasehold improvements to enhance our diagnostic imaging centers and increase the number of modalities offered per center. We continue to focus on enhancing our operations and increase procedure volume and revenue at our existing centers by:

•	expanding referring physician, hospital and payor relationships;

•	increasing patient referrals through targeted marketing efforts; and

•	leveraging our multi-modality offerings to increase the number of high-end procedures performed.

Increase market share. We have a concentrated presence in our primary operations, which enables us to offer patients, referring physicians and payors a higher degree of responsiveness and convenience than independent operators or hospitals and consequently drive organic growth. We provide flexible scheduling, convenient locations and expanded hours of operation, as well as the expeditious delivery of radiology reports to referring physicians. Our primary operations, which include 66 imaging centers, generated 97% of our service fee revenue for the year ended December 31, 2005. We believe that payors contract with us because of our strong market presence, the high quality of our services and our ability to provide a single point of contact and centralized administration. In addition, our leading position enables us to increase our procedure volume, optimize equipment utilization, benefit from economies of scale in purchasing and negotiation of payor contracts and leverage our administrative and information technology infrastructure in our primary operations.

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

Reduce denial rates. Our revenue base comprises a diverse mix of payors, including managed care organizations, Medicare, Medicaid, private and other payors. For the year ended December 31, 2005, revenue generated at our diagnostic imaging centers consisted of 62% from managed care payors, 29% from Medicare and Medicaid, and 9% from private and other payors. In addition, we have experienced relatively stable pricing in most markets and across most modalities. In addition, we have further mitigated our exposure to unfavorable reimbursement trends by creating a list of the top five reasons that payors deny submitted claims and have developed best practices to address these reasons. As a result of these efforts, we reduced our denial rate from 10.9% in 2004 to 6.9% in 2005. This denial reduction effort will continue in 2006.

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

To facilitate the achievement of the above goals, we have committed to spend approximately $7.0 million through the fourth quarter of 2006 to complete the implementation of a comprehensive Radiology Information System/Picture Archival Communications System (RIS/PACS) common platform among all our facilities. We refer to this initiative as our Radiologix Enhanced Workflow And Record Distribution or “REWARD” Program. We expect this program to significantly enhance operational efficiencies by: (1) standardizing processes and protocols across the Company, (2) automating, accelerating and simplifying workflow, (3) improving the capture of front-end data including billing and patient scheduling information, (4) providing more timely digitized images and records to referring physicians, and (5) reducing film and storage costs.

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

Additional information related to the number and locations of our diagnostic-imaging centers within our two operating segments is set forth below:

		Diagnostic Imaging Centers
Primary Operations		Owned Centers	Joint Venture Centers	Other
Mid-Atlantic	Baltimore, MD/Washington Metro – Area	21	11	—
Finger Lakes	Rochester, NY	5	—	—
Hudson Valley	Rockland County, NY	5	—	2
Bay Area	San Francisco/Oakland/San Jose, CA	17	—	—
Northeast Kansas	Topeka and Northeast KS	1	1	—
Treasure Coast	St. Lucie County, FL	3	—	—

Primary operations		52	12	2

Questar operations	Multiple locations (1)	5	—	—

	Total	57	12	2

(1)	Includes diagnostic imaging centers in California, Colorado and Minnesota that are not integrated into our primary market operations.

At December 31, 2005, we operated 492 diagnostic imaging units in 71 centers. These include 60 fixed MRI units, 50 CT units, 1 PET, 7 PET/CT units, 30 nuclear medicine cameras, 110 ultrasound units, 67 general mammography units, 1 digital mammography unit, 9 breast biopsy units, 28 DEXA units, 92 x-ray units and 37 fluoroscopy units. The average age of our MRI units is 4.1 years, CT units 3.2 years and our PET units 1.6 years.

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

Payment for diagnostic imaging services comes primarily from managed care payors, governmental payors (including Medicare and Medicaid), private and other payors. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient’s health benefit plan. The following table illustrates our approximate payor mix, based on revenue generated at our diagnostic imaging centers, for the years ended December 31, 2005, 2004 and 2003:

Payor	2005	2004	2003
Managed Care	62%	62%	63%
Medicare and Medicaid	29%	29%	28%
Private and Other	9%	9%	9%

For the years ended December 31, 2005, 2004 and 2003, approximately 6%, 6% and 6%, respectively, of our diagnostic imaging center revenue was generated from capitated arrangements.

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

We have two models by which we contract with radiology practices: a comprehensive services model and a technical services model. Under our comprehensive services model, we enter into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. Under our technical services model, which relates primarily to our Questar subsidiary operations, we enter into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and pay them a fee based on cash collections from reimbursements for imaging procedures. In both the comprehensive services and technical services models, we own the diagnostic imaging assets and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. Additionally, in most instances, both the comprehensive services and the technical services models contemplate an incentive technical bonus for the radiology group if the net technical income exceeds specified thresholds.

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

Medicare and Medicaid Reimbursement Program. Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the year ended December 31, 2005, approximately 29% of our revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally, Medicare and Medicaid).

In 2005, Congress legislated an increase (fee schedule update) of approximately 1.5% in the overall reimbursement rates for physician and outpatient services, including diagnostic imaging services. Combined with increased valuation of some radiology procedure relative value units, overall reimbursement for our services increased slightly beyond the 1.5% rate for 2005.

On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (DRA). The DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System (HOPPS) schedule.

As part of the DRA, Congress legislated that no change be made in 2006 in the overall reimbursement rate for physician and outpatient services including diagnostic imaging services. However, our overall medicare reimbursement will increase slightly over 2005 due to increased valuation of some radiology procedure relative value units, among other factors.

Currently, the technical component of our imaging services is reimbursed under the Part B physician fee schedule, which generally allows for higher reimbursement than under the HOPPS. Under the DRA, we will be reimbursed at the lower of the two schedules, beginning January 1, 2007.

The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (CMS). In November 2005, CMS announced that it will pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. CMS will phase in this rate reduction over two years, so that the reduction will be 25% for each additional imaging procedure in 2006 and another 25% in 2007.

We believe the implementation of the reimbursement reductions contained in the DRA will have a significant effect on our business, financial condition and results of operations.

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

We receive fees under our service agreements for management and administrative services, which include contract negotiation and marketing services. We may be considered to be in a position to make or influence referrals of patients or services reimbursed under Medicare, Medicaid or other governmental programs to radiology practices or their affiliated physicians or to receive referrals. Because the provisions of the federal anti-kickback statute are broadly worded and have been broadly interpreted by federal courts, the government could take the position that our marketing programs or arrangements with the referring physicians implicate the federal anti-kickback statute. Violation of the law can result in monetary fines, civil and criminal penalties, and exclusion from participation in federal or state healthcare programs, any of which could have an adverse effect on our business and results of operations. While our service agreements with the contracted radiology practices will not meet a “safe harbor” to the federal anti-kickback statute, failure to meet a “safe harbor” does not mean that agreements violate the anti-kickback statute. We have sought to structure our agreements to be consistent with fair market value in arms’ length transactions for the nature and amount of management and administrative services rendered. For these reasons, we do not believe that service fees payable to us should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute.

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

Under CMS regulations, radiology and certain other imaging services and radiation therapy services and supplies are included in the designated health services and supplies subject to the self-referral prohibition. Included are the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, CT, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The regulations, however, exclude from designated health services: (i) X-ray, fluoroscopy or ultrasonic procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, non-radiological medical procedures; (iii) nuclear medicine procedures; and (iv) “invasive” or “interventional” radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered. Beginning January 1, 2007, however, PET and nuclear medicine procedures will be included as designated health services under the Stark Law.

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

Federal regulatory and law enforcement authorities have increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and the activities of the contracted radiology practices. Our activities, or those of the contracted radiology practices’, may be investigated, claims may be made against us or the contracted radiology practices and these increased enforcement activities may directly or indirectly have an adverse effect on our business, financial condition and results of operations.

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

Any claim made against us not fully covered by insurance could be costly to defend and result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance. In addition, claims might adversely affect our business or reputation.

The contracted radiology practices maintain professional liability insurance coverage primarily on a claims-made basis. This insurance provides coverage for claims asserted when the policy is in effect, regardless of when the events that caused the claim occurred. The contracted radiology practices are required by the terms of the service agreements to maintain medical malpractice liability insurance consistent with minimum limits mandated in their hospital contracts or by applicable state law.

We maintain general liability and umbrella coverage in commercially reasonable amounts. Additionally, we maintain workers’ compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state’s specific requirements.

We have assumed and succeeded to substantially all of the obligations of some of the operations that we have acquired. Therefore, claims may be asserted against us for events that occurred prior to our acquiring these operations. The sellers of the operations that we have acquired have agreed to indemnify us for certain claims. However, we may not be able to collect payment under these indemnity agreements, which could adversely affect our business.

Employees

As of December 31, 2005, we had 2,159 employees, 93 of whom were based at our corporate headquarters with the remainder based at our regional offices and diagnostic imaging centers. We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS.

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

Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. Substantially all of the revenue of our diagnostic imaging centers and the contracted radiology practices is currently derived from commercial third-party payors, government sponsored healthcare programs (principally, Medicare and Medicaid) and private and other payors. For 2005, revenue generated at our diagnostic imaging centers consisted of 62% from managed care, 29% from Medicare and Medicaid, and 9% from private and other payors.

Any change in the rates of or conditions for reimbursement from commercial third-party payors, Medicare or Medicaid could substantially reduce the amounts reimbursed to us or our contracted radiology practices for services provided. These reductions could have a significant adverse effect on our revenue and financial results by creating downward pricing pressure.

Deficit Reduction Act of 2005 (DRA).

On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (DRA). The DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System (HOPPS) schedule.

Currently, the technical component of our imaging services is reimbursed under the Part B physician fee schedule, which generally allows for higher reimbursement than under the HOPPS. Under the DRA, we will be reimbursed at the lower of the two schedules, beginning January 1, 2007.

The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (CMS). In November 2005, CMS announced that it will pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. CMS will phase in this rate reduction over two years, so that the reduction will be 25% for each additional imaging procedure in 2006 and another 25% in 2007.

We believe the implementation of the reimbursement reductions contained in the DRA will have a significant effect on our business, financial condition and results of operations.

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

In 2004, we terminated management services agreements with contracted radiology practices in San Antonio, Texas and the Mid-Atlantic.

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

We intend to increase our presence in existing markets through acquisitions of centers, developing de novo centers, and adding additional equipment at existing centers, establishing additional joint venture and outsourcing relationships and selectively entering into contractual relationships with high-quality, profitable radiology practices. We may not be able to expand either within our existing markets or in new markets. In addition, any expansion may not be beneficial to our overall strategy, and any such expansion may not ultimately produce returns that justify our investment.

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

At December 31, 2005, we had approximately $170.2 million of indebtedness. In addition, we have the ability to borrow up to $28.6 million under our credit facility. Also, subject to restrictions in the indenture and the credit facility, we may incur additional indebtedness.

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

We expect to obtain the money to pay our expenses and to pay the amounts due under our notes and other debt from our operations, borrowings under our credit facility and new borrowings. Our ability to meet our expenses depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our business may not generate sufficient cash flow from operations in the future and future borrowings may not be available in an amount sufficient to enable us to repay indebtedness, including our notes, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then existing debt (including our notes), sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our credit facility and any indenture, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve these alternatives could significantly adversely affect the value of our notes and our ability to pay the amounts due under them.

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

We are a holding company. Our only material assets are our ownership interests in our subsidiaries. Consequently, we depend on distributions or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, including with respect to our notes. Our non-guarantor subsidiaries are not obligated to make funds available for payment on our notes. Only our subsidiaries that are not unrestricted subsidiaries will guarantee our notes. The financial statements included in this report are presented on a consolidated basis, including all of our subsidiaries. The aggregate total assets at December 31, 2005 of our subsidiaries that are not guarantors of our notes were $17.8 million, or 7.6% of our total assets at December 31, 2005. The operating results of our guarantor subsidiaries may not be sufficient to enable us to make payments on our notes. In addition, our rights and the rights of our creditors, including holders of our notes, to participate in the assets of any of our non-guarantor subsidiaries upon their liquidation or recapitalization will generally be subject to the prior claims of those subsidiaries’ creditors. As a result, our notes are effectively subordinated to the indebtedness of the non-guarantor subsidiaries. As of December 31, 2005, the total liabilities of our non-guarantor subsidiaries, excluding intercompany liabilities, were $837,000, or 0.4% of our total liabilities.

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

Our borrowing availability under our $35 million credit facility is determined through a formula, which allows us to borrow up to 85% of eligible accounts receivable, as defined under the credit facility. If we are unable to generate sufficient eligible accounts receivable, then we may not be able to borrow the full $35 million. At December 31, 2005, we had $27.2 million available for borrowing. To the extent that financing under the credit facility or other financing sources is not available to us or we are not able to generate sufficient cash through operations, we may be restricted in our ability to meet capital expenditure requirements.

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

We do not intend to list our notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. Bear Stearns Companies, Inc., Jefferies & Company, Inc. and Wachovia Securities make a market in the notes, but they are not obligated to do so. They may discontinue any market making at any time, in their sole discretion. As a result, we cannot assure you as to the liquidity of any trading market for the notes.

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

Company management continues to monitor our controls to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objective of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be challenged and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Radiologix did not submit any matters to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Radiologix’s common stock is listed on the American Stock Exchange under the symbol “RGX.” The following table sets forth the high and low sale prices per share of the common stock for the years ended December 31, 2005 and 2004 as reported by the American Stock Exchange.

	HIGH	LOW
2005
First Quarter	$4.98	$4.08
Second Quarter	$4.27	$3.10
Third Quarter	$4.55	$3.15
Fourth Quarter	$3.84	$2.75

2004
First Quarter	$4.20	$3.25
Second Quarter	$4.65	$3.31
Third Quarter	$4.68	$3.30
Fourth Quarter	$4.53	$2.99

As of the close of business on March 20, 2006, the last reported sales price per share of Radiologix’s common stock was $1.77 and approximately 74 shareholders of record owned Radiologix common stock. This number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include the banks, brokerage houses and clearing companies.

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

SELECTED CONSOLIDATED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2005	2004 (a) (b)	2003 (c)	2002	2001 (d)
		(As restated) (See Item 7)
SERVICE FEE REVENUE	$251,440	$251,291	$242,038	$256,344	$256,334
COSTS OF OPERATIONS:
Cost of services	160,898	158,613	149,034	145,049	138,715
Equipment lease	13,035	17,660	17,230	15,653	18,357
Provision for doubtful accounts	19,033	22,337	20,228	21,540	22,877
Depreciation and amortization	23,430	22,999	23,926	24,568	22,037

Gross profit	35,044	29,682	31,620	49,534	54,348

Severance and Other Related Costs	670	405	1,568	978	—
Lease Termination Expense	—	13,948	—	—	—
Corporate General and Administrative	16,872	18,919	15,335	15,172	14,336
Impairment of Goodwill, Intangible and Long-lived Assets	2,241	14,558	523	794	—
Merger Related Costs	—	—	—	—	1,000
Supplemental Incentive Compensation	—	—	—	—	615
Loss on Early Extinguishment of Debt	—	—	—	—	4,730
Interest Expense, Net	18,295	18,596	19,281	18,388	14,911
Gain on Sale of Operations	—	(4,669)	—	—	—

Income (loss) before Equity in Earnings of Unconsolidated Affiliates, Non-Operating Income, Minority Interest in Consolidated Subsidiaries, Income Taxes and Discontinued Operations	(3,034)	(32,075)	(5,087)	14,202	18,756

Equity in Earnings of Unconsolidated Affiliates	3,928	2,865	4,082	4,568	5,017
Non-Operating Income	—	—	—	—	1,300
Minority Interests In Income of Consolidated Subsidiaries	(632)	(791)	(748)	(1,185)	(1,092)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	262	(30,001)	(1,753)	17,585	23,981

Income Tax Expense (Benefit)	662	(5,848)	(701)	7,034	9,592

INCOME (LOSS) FROM CONTINUING OPERATIONS	(400)	(24,153)	(1,052)	10,551	14,389

Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(1,131)	(13,128)	(11,519)	342	(931)
Income tax expense (benefit)	—	(5,426)	(4,608)	137	(372)

Income (loss) from discontinued operations	(1,131)	(7,702)	(6,911)	205	(559)

NET INCOME (LOSS)	$(1,531)	$(31,855)	$(7,963)	$10,756	$13,830

EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations – basic	$(0.02)	$(1.11)	$(0.05)	$0.50	$0.74
Income (loss) from discontinued operations – basic	(0.05)	(0.35)	(0.32)	0.01	(0.03)

Net income (loss) – basic	$(0.07)	$(1.46)	$(0.37)	$0.51	$0.71

Income (loss) from continuing operations – diluted	$(0.02)	$(1.11)	$(0.05)	$0.47	$0.68
Income (loss) from discontinued operations – diluted	(0.05)	(0.35)	(0.32)	0.01	(0.02)

Net income (loss) – diluted	$(0.07)	$(1.46)	$(0.37)	$0.48	$0.66

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	22,067,445	21,789,517	21,724,165	20,957,026	19,559,185
Diluted	22,067,445	21,789,517	21,724,165	23,967,427	22,652,372

(a)	Service fee revenue and equity in earnings of unconsolidated affiliates were reduced by $9.1 million and $286,000, respectively, due to a change in estimating contractual adjustments, in the fourth quarter of 2004.
(b)	Cost of services for the year ended December 31, 2004 includes: (i) $315,000 for lease termination costs related to diagnostic equipment no longer in use; (ii) $200,000 to write-off software costs associated with canceling a software contract and (iii) $295,000 for a litigation settlement.

(c)	Cost of services for the year ended December 31, 2003 includes: (i) $546,000 to meet HIPAA compliance requirements, (ii) $775,000 associated with self reporting certain lease agreements terms to the U.S. Department of Health & Human Services’ Office of the Inspector General (OIG), (iii) $300,000 for a legal settlement, and (iv) $363,000 for financing costs related to an amendment of the credit facility.
(d)	Non-operating income in 2001 represents $1.3 million for partial consideration for an early termination of management services provided at certain imaging centers not owned or operated by the Company.

	AS OF DECEMBER 31,
	2005	2004	2003	2002	2001
		(As restated)
			(in thousands)
Balance Sheet Data:
Working capital	$70,509	$72,644	$74,050	$60,450	$55,214
Total assets	234,528	238,889	279,514	296,091	284,725
Long-term debt and capital lease obligations	158,364	158,519	162,075	166,249	172,947
Convertible debt	11,980	11,980	11,980	11,980	24,205
Stockholders’ equity	28,971	29,097	60,684	68,367	44,476

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

Restatement of Financial Statements

We restated our financial statements for the year ended December 31, 2004 and for each of the three quarters ended March 31, June 30 and September 30, of 2005 for the following (see Note 3 and Note 22 of Item 8 for more details):

•	Expensing of $13.9 million of lease termination costs that were incorrectly capitalized in our 2004 Annual Report in Form 10-K and reversing amortization expense.

•	Restated amounts for income (loss) from continuing operations before income taxes for the quarters ended March 31, June 30, and September 30 of 2005 reflect a reduction of amortization expense of $194,000, $193,000, and $194,000, respectively. Restated amounts for income (loss) from continuing operations for the quarters ended March 31, June 30, and September 30 of 2005 reflect, in addition to the above stated amounts, a reduction (increase) of income tax expense of $406,000, $354,000, and ($139,000), respectively. Restated amounts for income (loss) from discontinued operations for the quarters ended March 31, June 30, and September 30 of 2005 reflect a reduction of income tax benefit (expense) of $165,000, ($10,000), and $221,000, respectively.

We have also reclassified certain previously reported amounts for all periods presented, including (1) amortization of deferred financing costs from Depreciation and Amortization expense to Interest Expense, net, on our consolidated statement of operations, (2) notes receivable from non-consolidated affiliates from Other Current Assets to Due from Affiliates on our consolidated balance sheets, (3) stock option exercise proceeds from Other Items in net cash used in financing activities to Proceeds from Exercise of Stock Options in the same section of our consolidated statement of cash flows, (4) restricted stock expense from Other Items in net cash from financing activities to Restricted Stock Expense in net cash provided by operating activities in our consolidated statement of cash flows, (5) Distributions from joint ventures and distributions to minority interests in consolidated subsidiaries have been reclassified from net cash used in investing activities to net cash from operating activities in the consolidated statement of cash flows, (6) certain balances in the Consolidating Balance Sheets and the Consolidating Statements of Operations in Note 21 of Item 8, Supplemental Guarantor Information, have been revised; these revisions primarily consist of separate reporting of investments in subsidiaries and intercompany receivables/payables in the Consolidating Balance Sheets and separate reporting of equity in income of wholly owned subsidiaries in the Consolidating Statements of Operations, (7) certain changes were made to our calculation of deferred tax assets and liabilities that affect both our consolidated balance sheet for the year ended December 31, 2004 and Note 15 of Item 8, Income Taxes, resulting from amendments to our income tax filings for certain prior years that were completed during 2005, and (8) supply cost rebate from Unallocated Amounts in the Segment to Consolidated Operating Result reconciliation table to Total Costs and Expenses of Primary Operations in the summary table of Segment Operating Results in Note 20 of Item 8, Segment Reporting.

Overview

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

We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), PET/CT, nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the year ended December 31, 2005, we derived 87% of our service fee revenue from the ownership, management and operation of our imaging center network and 13% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of December 31, 2005, we owned, operated or maintained, through our two operating segments, an ownership interest in imaging equipment at 71 locations, with imaging centers located in 7 states, including (1) primary operations in the Mid-Atlantic; the Bay Area, California; Treasure Coast, Florida; Northeast, Kansas; and the Finger Lakes (Rochester) and Hudson Valley markets in New York state; and (2) Questar operations with imaging centers located in California, Colorado and Minnesota.

Service fee revenue from our primary operations is comprised primarily of billed charges for both the technical and professional components for services performed, reduced by estimated contractual adjustments and by amounts retained by contracted radiology practice groups for their professional services, pursuant to our management services agreements. Under these management services agreements, the Company provides contracted radiology practices with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations, and employs substantially all of the non-physician personnel utilized by the contracted radiology practices. In connection with operations related to our Questar subsidiary, service fee revenue is comprised primarily of billed charges for technical services performed at our Questar imaging centers reduced by estimated contractual adjustments. Revenue is recognized once services are performed by contracted radiology practices, the imaging centers, or both. The provision for doubtful accounts related to established charges is reflected as an operating expense rather than a reduction of revenue. Our patient accounting system currently does not record contractual adjustments at the time of billing. Instead, adjustments for contractual adjustments and doubtful accounts are estimated based on historical collection experience using a retrospective collection analysis. As these factors change, changes in estimates are made in the appropriate period.

The table below reflects our consolidated accounts receivable aging report at December 31, 2005, which is used to review accounts receivable aging patterns (in thousands):

Payor	0-30 Days	31-60 Days	61-90 Days	91-180 Days	>180 Days	Total
Medicare	$7,451	$4,331	$1,284	$1,713	$2,262	$17,041
Medicaid	1,054	1,142	621	1,289	1,355	5,461
Blue Cross	5,282	2,176	947	1,574	1,650	11,629
Commercial Insurance	736	1,226	462	358	241	3,023
Managed Care	8,642	6,525	1,876	2,557	3,246	22,846
Capitated	130	5	9	6	6	156
Self Pay	521	1,979	2,552	5,293	2,299	12,644
Workers Compensation	615	883	701	1,010	1,581	4,790
Other	50	784	532	990	1,041	3,397

Total by payor	$24,481	$19,051	$8,984	$14,790	$13,681	$80,987
Other subsidiary (1)	1,361	510	357	316	454	2,998

Gross accounts receivable per aging	$25,842	$19,561	$9,341	$15,106	$14,135	$83,985

Accrued gross charges (2)						17,771
Allowance for contractual adjustments(3)						(53,403)
Allowance for doubtful accounts(3)						(7,187)
Other						(351)

Accounts receivable, net of allowances						$40,815

(1)	Aging by payor is not available.
(2)	Procedures have been completed but charges have not been entered into the billing system.
(3)	Allowances are not allocated to individual aging periods.

The Company’s service fee revenue is dependent upon the operating results of the contracted radiology practice groups and diagnostic imaging centers. Where state law allows, service fees due under the management services agreements for the contracted radiology practice groups are derived from two distinct revenue streams: (1) a negotiated percentage of the professional revenues, reduced by certain expenses (non-physician salaries and benefits, rent, depreciation, insurance, interest and other physician costs), as defined in the management services agreements; and (2) 100% of the adjusted technical revenues, as defined in the management service agreements, up to a designated ceiling at which point certain of the management services agreements provide for a technical bonus to the contracted radiology practice groups for a percentage amount in excess of this ceiling. In states where the law requires a flat fee structure, the Company has negotiated a base service fee, which approximates the estimated fair market value of the services provided under the management services agreements and which is renegotiated each year to equal the fair market value of the services provided under the management services agreements.

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

A summary of our volumes and service fee revenue follows (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
High end volumes (1)	363	377	360
Other volumes	1,154	1,183	1,141

Professional component	$33,277	$38,019	$46,576
Technical component	218,163	213,272	195,462

Service fee revenue	$251,440	$251,291	$242,038

(1)	Defined as MRI, PET and CT procedures.

Capitation revenue of $15.3 million, $15.1 million and $13.9 million in 2005, 2004 and 2003, respectively, is included in service fee revenue above. For the years ended December 31, 2005, 2004 and 2003, approximately 6%, 6% and 6%, respectively, of our diagnostic imaging center service fee revenue was generated from capitated arrangements. Of this 6%, two-thirds relates to contracts with two physician groups and the remainder relates to a contract with one managed care payor.

Our charge masters at our imaging centers are generally set at approximately two times the current Medicare fee schedule because we are generally paid the lower of (1) billed charges, (2) a negotiated flat rate or (3) a multiple of the current Medicare fee schedule. Additionally, because the majority of our managed care payor contracts have fixed rates, we generally do not raise charge master pricing (gross charges). It is our policy that proposed price (gross charge) increases to any subsidiary charge master must be approved in writing by the Vice President of our Patient Services Group.

In fiscal 2005, our managed care contract rates (including those rates for Blue Cross and Blue Shield payors, which are major payors for us in several markets) remained relatively constant compared to rates received in fiscal 2004.

Results of Operations

Our primary operations consist of owning and operating diagnostic imaging centers and providing administrative, management, information, and other services to certain contracted radiology practice groups. These contracted radiology practice groups provide professional interpretation and supervision services to our diagnostic imaging centers and to hospitals and joint ventures in which we participate. Our services are designed to leverage our existing infrastructure and improve radiology practice groups or joint venture profitability, efficiency and effectiveness. We also operate primarily single modality imaging centers through our Questar subsidiary. Because of different characteristics from our primary operations, including location, market concentration, contracting leverage, and capital requirements, the single modality nature of most of the centers and the structure of the management service agreements with physicians related to the Company’s Questar operations, senior management makes resource allocation decisions separately for Questar and our primary operations.

Effective October 31, 2004, we entered into a definitive agreement for $15.5 million in cash for the following:

•	the purchase of four MRI systems and the assumption of an operating lease for one additional MRI system; and

•	an equipment lease contract that was entered into prior to the formation of Radiologix by the Ide Group, P.C. (“Ide”). This lease was terminated.

The four MRI systems were recorded in the financial statements at their fair market value of $1.6 million. The remaining $13.9 million was expensed as a lease termination expense.

The equipment lease contract was originally sold by Ide in 1990 to MICA Imaging, Inc., a predecessor of PresGar Companies, LLC. Ide is a non-affiliated radiology practice that entered into a Management Services Agreement (“MSA”) with the Company in 1997 when Radiologix was formed. As a condition of entering into the MSA, the Company assumed the obligation under the equipment lease contract that PresGar had entered into with Ide in 1990. The acquisition of the equipment lease contract increased both the profitability and value of the Ide MSA.

Under this equipment lease contract, PresGar had acquired a long-term perpetual right to provide certain MRI systems (and the obligation to service the equipment and replace that equipment as it became obsolete) to the Company (as successor to Ide) and to charge the Company usage-based rent on these pieces of equipment. The acquisition of the equipment lease contract eliminates expenses that previously varied based on volume resulting in incremental reductions in equipment lease expense as volume increased. If this transaction had been effective on January 1, 2004 instead of October 31, 2004, we estimate that cost of services would have increased by $500,000, equipment lease expense would have decreased by $4.5 million and pre-tax loss would have decreased by $4.0 million for the year ended December 31, 2004.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

For the year ended December 31, 2005, our operations reflected decreases of 2.8% in technical service volumes compared to the year ended December 31, 2004. Service fee revenue increased 0.1% over the year ended December 31, 2004.

Imaging Centers – Questar

A summary of our Questar operations is as follows (in thousands):

	As of and For the Year Ended December 31,
	2005	2004	2003
Centers in continuing operations at year end	5	6	17
Centers in discontinued operations at year end	—	2	5

Service fee revenues – continuing operations	$7,679	$9,227	$8,575
Service fee revenues – discontinued operations	$270	$10,553	$18,196
Impairment of goodwill – continuing operations	$2,241	$6,809	$—
Impairment of goodwill – discontinued operations	$—	$10,206	$8,400
Impairment of long-lived assets – discontinued operations	$—	$617	$—
Gain (loss) on dispositions of centers, net	$—	$(1,483)	$11
Pre-tax income (loss) – continuing	$(1,257)	$(5,636)	$363
Pre-tax loss - discontinued	$(1,252)	$(11,431)	$(10,437)

In December 2005, we recorded a $2.2 million pre-tax impairment charge to continuing operations to write-off goodwill related to our remaining Questar centers in California, Colorado and Minnesota. Increased competition in these markets has eroded the profitability of these centers. The increased competition throughout 2005 coupled with management’s decision to not invest in new equipment has reduced the future expectations for these centers, thus lowering their value.

In November 2005, the Company closed the Questar center in Arizona. This center continued to experience poor performance despite efforts to turn it around.

In December 2004, the Company recorded a $1.1 million pre-tax charge to continuing operations related to the impairment of goodwill at our Questar center in Arizona. This center was one of six Questar sites that we chose to keep in continuing operations at December 31, 2004.

In November 2004, we sold our 80% joint venture interest in our Questar Tampa operations, including accounts receivable, to our venture partner for $275,000 in cash, resulting in a loss of $591,000, including the write-off of goodwill for $354,000.

In June 2004, we sold a Questar center for $3.1 million in cash, resulting in a gain of $682,000, net of a write-off of goodwill for $500,000.

In the first quarter of 2004, the Company recorded a $5.5 million charge related to Questar in connection with our annual assessment of goodwill based on our internal analysis, which included a valuation performed by an independent valuation firm. In June 2004, after performing an extensive reassessment of our Questar imaging center portfolio, management concluded that certain centers were not strategic to our future plans and would be unable to meet and sustain our profitability requirements going forward. That reassessment considered: location, contracting leverage, expected capital requirements, the single modality nature of most of these sites, current operating trends, and the sale of our most profitable Questar center on June 21, 2004. The Company’s decision to dispose of this group of imaging centers created an event that required us to reassess the carrying value of the assets related to these centers, including goodwill at our Questar segment. This reassessment considered the impact on the value of the ongoing, deteriorating operating trends in these centers, as well as the implications of disposing of individual centers versus operating those centers as part of an ongoing operating enterprise. To assist us in that reassessment, we engaged an independent valuation firm to estimate the fair value of our combined Questar sites. As a result of our reassessment and the independent valuation, the Company recorded a $10.4 million pre-tax charge to continuing operations related to the impairment of Questar goodwill in June 2004. We also recorded a $617,000 pre-tax charge to impair long-lived assets of certain Questar centers in June 2004.

We assess the viability of our imaging centers throughout the year. In the event we decide to dispose of one or more imaging centers, additional charges may result depending on cash flow and market conditions at the time of our assessment.

Management Services Agreements

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

In most cases, individual radiologists and radiology practice groups serve in our facilities pursuant to management services agreements entered into when Radiologix acquired the practice group’s assets. The value of these arrangements is recorded as intangible assets when acquired. Although the agreements may extend for longer periods, the value of the intangible assets is amortized over no more than 25 years based on SEC guidance.

•	Mid-Atlantic Management Services Agreement

During the third quarter of 2004, management determined that the ability of one of the radiology groups to perform in accordance with a management services agreement administered by one of our Mid-Atlantic subsidiaries had diminished significantly. With several owned imaging centers covered by the management services agreement operating at financial losses, deteriorating financial conditions at hospitals involving professional reading arrangements, and the resignation from the practice of two physician leaders, management concluded that the value of intangible assets related to this management services agreement had become significantly impaired.

As a result, Radiologix and the radiology group terminated the management services agreement on January 31, 2005. The Company decided to dispose of three unprofitable imaging centers and to transfer the professional reading responsibility for certain other centers to another radiology group that operates under a management services agreement with us in the Mid-Atlantic market.

Based on our assessment and the actions that we have undertaken, the Company recorded 2004 third quarter impairment charges of: $6.5 million to write off the unamortized portion of intangible assets related to this group’s management services agreement, and $800,000 to write off long-lived assets related to the centers planned for disposition, all of which were disposed of at December 31, 2005.

Service fee revenue and pre-tax income (loss) for the two centers disposed of in 2005, and the professional reading arrangements that we no longer are a party to, as reflected in continuing operations (including impairment charges) are as follows (in thousands):

	For the Year Ended December 31,
	2005	2004
Service fee revenue	$968	$5,910

Pre-tax income (loss)	$417	$(5,871)

•	San Antonio, Texas Management Services Agreement

We completed the sale of our operations in San Antonio, Texas in the second quarter of 2004. The purchase price was $10.5 million, resulting in a pre-tax gain on sale of approximately $4.7 million. Net cash received was $9.7 million after purchase price adjustments. The sale included (1) assets we owned and leased in our operation of M&S Imaging Partners, Inc., (2) a diagnostic imaging center, and (3) certain partnership interests, but did not include accounts receivable aggregating approximately $4.7 million, which we retained.

•	Other Management Services Agreements

In addition to the management services agreement we terminated effective January 31, 2005 (see Note 6 of Item 8), we amended (1) a management services agreement which resulted in a 15% reduction in our management fee effective January 1, 2004 and (2) a separate management services agreement which resulted in the establishment of a technical bonus to the contracted radiology group and 3% reduction in our management fee effective October 1, 2004.

Our management fees for certain other management services agreements declined by 1% in 2005 and will decline by an additional 1% in 2006. The estimated annual impact to our service fee revenue for these 1% decreases is approximately $500,000.

In connection with the amendment of a management services agreement with a contracted radiology group in July 2002, the Company recorded deferred revenue of $3.3 million in consideration for the amended agreement, which amount is amortized over 20 years. In December 2002, the Company amended the management services agreement of another contracted radiology practice and recorded deferred revenue of $4.8 million in consideration for the amended agreement, which is amortized over 19 years.

Other Charges

A summary of other charges in continuing operations (in addition to the impairment amounts discussed above) is as follows (in thousands):

	For the Year Ended December 31,
	2005	2004
		(As restated)
Other impairment (1)	$(370)	$538
Contract termination costs (2)	$—	$515
Severance and related costs (3)	$670	$405
Litigation and regulatory matters (4)	$—	$295
Lease termination expense (5)	$—	$13,948

(1)	We incurred impairment charges and other costs aggregating $263,000 in the third quarter of 2004 associated with damages from hurricanes impacting our Southeastern operations. We received insurance proceeds of $370,000 relating to these damages in the second quarter of 2005. In the fourth quarter of 2004, we recorded additional impairment charges of $275,000 for software related to our Radiology Information System (RIS) in our Northeast operations where software has been replaced in connection with the implementation of our Radiologix Enhanced Workflow And Record Distribution (REWARD) Program.
(2)	In the third quarter of 2004, we recorded $315,000 for lease termination costs related to diagnostic equipment no longer in use; and $200,000 to write-off software costs associated with canceling a software contract.
(3)	During the years ended December 31, 2005 and 2004, we recognized $670,000 and $405,000 in charges, respectively, in connection with severance and other related costs for changes in the Company’s senior management team.
(4)	In the third quarter of 2004, we recorded $295,000 for a litigation settlement.
(5)	In 2004, we incurred costs of $13.9 million in connection with the termination of an operating lease assumed in the PresGar transaction.

Operating Expenses

The following table outlines our operating expenses, excluding (1) $557,000 and $78,000 of restricted stock expense in 2005 and 2004, respectively, (2) the $4.7 million gain on sale of our San Antonio operations in 2004, (3) the aggregate $2.2 million and $14.6 million in charges for impairment of goodwill, intangible and long-lived assets for 2005 and 2004, respectively, and items (1) through (5) in the above table, for the years ended December 31, 2005 and 2004 below (in thousands):

	2005	2004 (As restated)	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2005	2004
Service fee revenue	$251,440	$251,291	0.1%

Cost of services	$161,268	$158,159	2.0%	64.1%	62.9%	120
Equipment leases	13,035	17,660	(26.2)	5.2	7.0	(180)
Provision for doubtful accounts	19,033	22,337	(14.8)	7.6	8.9	(130)
Depreciation and amortization	23,430	22,999	1.9	9.3	9.2	10
Corporate, general and administrative	16,315	18,346	(11.1)	6.5	7.3	(80)
Interest expense, net	18,295	18,596	(1.6)	7.3	7.4	(10)

Total operating expenses, excluding gain, severance, impairment and other charges	$251,376	$258,097	(2.6)%	100.0%	102.7%	(270)

Comparable results excluding certain Management Services Agreement operations (San Antonio and the terminated Mid-Atlantic agreement) are presented below:

	2005	2004 (As restated)	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2005	2004
Service fee revenue	$250,472	$239,393	4.6%

Cost of services	$160,661	$152,074	5.7%	64.1%	63.5%	60
Equipment leases	12,999	17,546	(25.9)	5.2	7.3	(210)
Provision for doubtful accounts	18,797	19,714	(4.7)	7.5	8.2	(70)
Depreciation and amortization	23,430	22,311	5.0	9.4	9.3	10
Corporate, general and administrative	16,315	18,346	(11.1)	6.5	7.7	(120)
Interest expense, net	18,294	18,420	(0.7)	7.3	7.7	(40)

Total operating expenses, excluding gain, severance, impairment and other charges	$250,496	$248,411	0.8%	100.0%	103.7%	(370)

Cost of services consists of (1) field salaries and benefits, (2) field supplies, (3) field rent (lease) and (4) other field expenses.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the year ended December 31, 2005 and 2004 were unchanged at 34.4%. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the year ended December 31, 2005 and 2004, excluding the San Antonio and the terminated Mid-Atlantic operations, were 34.5% and 34.9%, respectively. Management continues to evaluate our service offerings, patient flows and technology offerings to identify more efficient and less costly methods of providing high quality patient care and continues to evaluate its back office and support operations for new opportunities to gain economies of scale. We believe our REWARD Program, once fully implemented, will help us achieve greater efficiencies and lower our operating costs. In connection with field salaries and benefits, market studies performed in our primary operating locations indicate that certain employee positions could be above or below market salary rates. We address performance and merit increases on an annual basis in March through our Focal Point Review process.

Field supplies, excluding the terminated MSA operations, as a percentage of service fee revenue were 6.1% for the year ended December 31, 2005 compared to 6.0% for the year ended December 31, 2004. Field supply costs generally increase as we perform more high-end diagnostic procedures. High-end procedures typically utilize more supplies such as contrast and radio-pharmaceuticals.

Facility rent, excluding the terminated MSA operations, as a percentage of service fee revenue increased to 5.7% for the year ended December 31, 2005 compared to 5.6% for the year ended December 31, 2004, primarily due to facility rent for a new imaging center that began operations in April 2005 and higher facility rent in our Bay Area, California operations, offset by the reversal of a $229,000 lease accrual (of which $62,000 was recorded in the 2005 first quarter) no longer required as a result of settling a facility lease obligation with the trustee of a bankrupt landlord.

Other field expenses, excluding the terminated MSA operations, as a percentage of service fee revenue increased to 17.8% for the year ended December 31, 2005 compared to 17.0% for the year ended December 31, 2004 primarily due to (1) increased service contract costs resulting from new coverage on (a) equipment coming off warranty and (b) equipment acquired in connection with the acquisition of an equipment lease contract effective October 31, 2004, (2) system conversion, upgrade and outsourcing costs for our patient accounting systems, (3) higher marketing costs in our primary operations, (4) higher physician purchased service costs primarily due to paying certain physicians for incremental coverage on reading contracts, (5) higher workers’ compensation costs, (6) higher diagnostic equipment repair costs, (7) higher telephone and communication cost related to our operations and installation of REWARD and (8) a $176,000 write-off of leasehold improvement costs related to an imaging center closed in the 2005 second quarter. These increased costs were offset by (1) a $370,000 gain from insurance proceeds received in settlement for equipment damaged by a hurricane, (2) gains on sales of diagnostic equipment, (3) lower malpractice insurance costs and (4) lower off-site storage costs.

Equipment lease expenses, excluding the terminated MSA operations, as a percentage of service fee revenue decreased to 5.2% for the year ended December 31, 2005 compared to 7.3% for the year ended December 31, 2004 primarily due to the impact of lease buyouts and the acquisition of an equipment lease contract effective October 31, 2004, which eliminates equipment lease expense that was previously recorded based on volume.

Provision for doubtful accounts decreased by $3.3 million in the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to improved denial rates in 2005 and lower professional revenue charges in 2005, which historically have higher provision for doubtful accounts.

Depreciation and amortization increased to $23.4 million in the year ended December 31, 2005 compared to $23.0 million in the year ended December 31, 2004 primarily due to (1) the impact of new imaging centers and new equipment placed in service in 2004 and 2005 and (2) lease buyouts, offset by (1) no longer operating the terminated San Antonio operations that were sold in the second quarter of 2004, (2) no longer operating the terminated Mid-Atlantic operations effective January 31, 2005, (3) the effect of lower asset bases as a result of asset impairments in 2004 and (4) assets that became fully depreciated in 2004 and 2005.

Corporate, general and administrative expenses decreased to $16.3 million in the year ended December 31, 2005 compared to $18.3 million in the year ended December 31, 2004 primarily due to (1) lower executive recruiting and relocation costs, (2) reduced legal costs as a result of establishing an in-house legal department which resulted in reducing our contracted legal costs, (3) lower costs related to Sarbanes-Oxley Section 404 compliance as a result of concluding our initial stage of establishing, documenting, and implementing our company wide internal control processes, (4) lower 2005 health benefits costs, and (5) the lack of chief operating officer salary and benefit costs in the 2005 first and second quarters as this position remained open from December 2004 through July 2005.

Interest expense (net of interest income), including amortization of deferred financing costs, decreased to $18.3 million in the year ended December 31, 2005 compared to $18.6 million in the year ended December 31, 2004 primarily due to our $1.7 million retirement of debt in the second quarter of 2004 and earning interest income on additional invested funds.

Equity in earnings increased in 2005 compared to 2004 primarily due to improved profitability at our joint ventures.

Due to losses for the last three years, the realization of deferred tax assets is uncertain. Therefore, valuation allowances for net deferred tax assets were recorded in 2004 and 2005. The tax provision of $662,000 for the year ended December 31, 2005 is for state income taxes and federal alternative minimum tax. No federal or state tax benefits were recorded for the full year 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

For the year ended December 31, 2004, our operations reflected increases of 4.0% in technical service volumes compared to the year ended December 31, 2003. In the fourth quarter of 2004, we received additional service fee revenue of approximately $500,000 as a result of renegotiating a capitated contract in our Bay Area market and approximately $400,000 from a new management contract in our Mid-Atlantic market. These amounts were offset by a $350,000 decrease in service fee revenue due to the renegotiation of a management services agreement which resulted in a decrease in our management fee percentage and an increase in the technical bonus component to the contracted radiology group. Overall, the above activities resulted in an increase in service fee revenue of 3.8% over the year ended December 31, 2003 and reflect the impact of our improved organic growth including the addition of new imaging centers and imaging equipment placed into operations since December 31, 2003.

The impact of hurricanes on our Southeastern operations resulted in an estimated $480,000 loss of revenue in September 2004 compared to an estimated $394,000 loss of revenue due to the impact of Hurricane Isabel on our Mid-Atlantic operations in September 2003.

Imaging Centers – Questar

A summary of our Questar operations is as follows (in thousands):

	For the Year Ended December 31,
	2004	2003
Centers in continuing operations at year end	6	17
Centers in discontinued operations at year end	2	5

Service fee revenues – continuing operations	$9,227	$8,575
Service fee revenues – discontinued operations	$10,553	$18,196
Impairment of goodwill – continuing operations	$6,809	$—
Impairment of goodwill – discontinued operations	$10,206	$8,400
Impairment of long-lived assets – discontinued operations	$617	$—
Gain (loss) on dispositions of centers, net	$(1,483)	$11
Pre-tax income (loss) – continuing	$(5,636)	$363
Pre-tax loss - discontinued	$(11,431)	$(10,437)

In November 2004, we sold our 80% joint venture interest in our Questar Tampa operations, including accounts receivable, to our venture partner for $275,000 in cash, resulting in a loss of $591,000, including the write-off of goodwill for $354,000.

In June 2004, we sold a Questar center for $3.1 million in cash, resulting in a gain of $682,000, net of a write-off of goodwill for $500,000.

In fiscal 2003, the Company recorded an $8.4 million pre-tax charge to discontinued operations related to the impairment of goodwill of Questar. In the first quarter of 2004, the Company recorded a $5.5 million charge related to Questar in connection with our annual assessment of goodwill based on our internal analysis, which included a valuation performed by an independent valuation firm. In June 2004, after performing an extensive reassessment of our Questar imaging center portfolio, management concluded that certain centers were not strategic to our future plans and would be unable to meet and sustain our profitability requirements going forward. That reassessment considered: location, contracting leverage, expected capital requirements, the single modality nature of most of these sites, current operating trends, and the sale of our most profitable Questar center on June 21, 2004. The Company’s decision to dispose of this group of imaging centers created an event that required us to reassess the carrying value of the assets related to these centers, including goodwill at our Questar segment. This reassessment considered the impact on the value of the ongoing, deteriorating operating trends in these centers, as well as the implications of disposing of individual centers versus operating those centers as part of an ongoing operating enterprise. To assist us in that reassessment, we engaged an independent valuation firm to estimate the fair value of our combined Questar sites. As a result of our reassessment and the independent valuation, the Company recorded a $10.4 million pre-tax charge to continuing operations related to the impairment of Questar goodwill in June 2004. We also recorded a $617,000 pre-tax charge to impair long-lived assets of certain Questar centers in June 2004.

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

Management Services Agreements

•	Mid-Atlantic Management Services Agreement

During the third quarter of 2004, management determined that the ability of one of the radiology groups to perform in accordance with a management services agreement administered by one of our Mid-Atlantic subsidiaries had diminished significantly. With several owned imaging centers covered by the management services agreement operating at financial losses, deteriorating financial conditions at hospitals involving professional reading arrangements, and the resignation from the practice of two physician leaders, management concluded that the value of our intangible asset had become significantly impaired.

As a result, Radiologix and the radiology group agreed to terminate the management services agreement. The Company has decided to dispose of three unprofitable imaging centers and to transfer the professional reading responsibility for certain other centers to another radiology group that operates under a management services agreement with us in the Mid-Atlantic market. As of December 31, 2004, the Company will no longer be a party to most of the professional reading arrangements at certain hospitals and accordingly, we will receive minimal service fee revenue from these arrangements in 2005. We received $6.3 million in service fee revenue from these professional reading arrangements in 2004.

Based on our assessment and the actions that we have undertaken, the Company recorded 2004 third quarter impairment charges of: $6.5 million to write off the unamortized portion of intangible assets related to this group’s management services agreement, and $800,000 to write off long-lived assets related to the centers planned for disposition, one of which was disposed of in December 2004.

Service fee revenue and pre-tax income (loss) for the remaining two centers disposed of in 2005, and the professional reading arrangements that we are no longer be a party to, as reflected in continuing operations (including impairment charges), are as follows (in thousands):

	For the Year Ended December 31,
	2004	2003
Service fee revenue	$5,910	$5,890

Pre-tax income (loss)	$(5,871)	$2,312

•	San Antonio, Texas Management Services Agreement

We completed the sale of our operations in San Antonio, Texas in the second quarter of 2004. The purchase price was $10.5 million, resulting in a pre-tax gain on sale of approximately $4.7 million. Net cash received was $9.7 million after purchase price adjustments. The sale included (1) assets we owned and leased in our operation of M&S Imaging Partners, Inc., (2) a diagnostic imaging center, and (3) certain partnership interests, but did not include accounts receivable aggregating approximately $4.7 million, which we retained.

•	Other Management Services Agreements

In addition to the management services agreement we terminated effective January 31, 2005 (see Note 6 of Item 8), we amended (1) a management services agreement which resulted in a 15% reduction in our management fee effective January 1, 2004 and (2) a separate management services agreement which resulted in the establishment of a technical bonus to the contracted radiology group and 3% reduction in our management fee effective October 1, 2004.

Our management fees for certain other management services agreements declined by 1% in 2004 and will decline by an additional 1% in 2005. The estimated annual impact to our service fee revenue for these 1% decreases is approximately $650,000.

In connection with the amendment of a management services agreement with a contracted radiology group in July 2002, the Company recorded deferred revenue of $3.3 million in consideration for the amended agreement, which amount is amortized over 20 years. In December 2002, the Company amended the management services agreement of another contracted radiology practice and recorded deferred revenue of $4.8 million in consideration for the amended agreement, which is amortized over 19 years.

Other Charges

A summary of other charges in continuing operations (in addition to the impairment amounts discussed above) is as follows (in thousands):

	For the Year Ended December 31,
	2004	2003
	(As restated)
Other impairment (1)	$538	$523
Contract termination costs (2)	$515	$—
Severance and related costs (3)	$405	$1,568
Litigation and regulatory matters (4)	$295	$1,621
Amendment of credit facility (5)	$—	$363
Lease termination expense (6)	$13,948	$—
(1)	We incurred impairment charges and other costs aggregating $263,000 in the third quarter of 2004 associated with damages from hurricanes impacting our Southeastern operations. In the fourth quarter of 2004, we recorded additional impairment charges of $275,000 for software related to our RIS system in our Northeast operations where software has been replaced in connection with the implementation of our REWARD Program. In fiscal 2003, we incurred impairment charges of $523,000 to write-off a patient scheduling software system that we replaced.
(2)	In the third quarter of 2004, we recorded $315,000 for lease termination costs related to diagnostic equipment no longer in use; and $200,000 to write-off software costs associated with canceling a software contract.
(3)	During the years ended December 31, 2004 and 2003, we recognized $405,000 and $1.6 million in charges, respectively, in connection with severance and other related costs for changes in the Company’s senior management team.
(4)	In the third quarter of 2004, we recorded $295,000 for a litigation settlement. For the year ended December 31, 2003, we recorded a $775,000 charge for regulatory matters and related legal and consulting costs in connection with self-reporting a matter to the U.S. Department of Health and Human Services’ Office of the Inspector General (“OIG”), $546,000 in costs to meet HIPAA compliance requirements, and a $300,000 litigation settlement related to our Mid-Atlantic operations.
(5)	In 2003, we incurred costs of $363,000 in connection with amending a credit facility.
(6)	In 2004, we incurred costs of $13.9 million in connection with the termination of an operating lease assumed in the PresGar transaction.

Operating Expenses

The following table outlines our operating expenses, excluding (1) $78,000 and $27,000 of restricted stock expense in 2004 and 2003, respectively, (2) the $4.7 million gain on sale of our San Antonio operations in 2004, (3) the aggregate $14.6 million in charges for impairment of goodwill, intangible and long-lived assets and items (1) through (6) in the above table, for the years ended December 31, 2004 and 2003 below (in thousands):

	2004 (As restated)	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2004	2003
Service fee revenue	$251,291	$242,038	3.8%

Cost of services	$158,159	$148,259	6.7%	62.9%	61.3%	160
Equipment leases	17,660	17,230	2.5	7.0	7.1	(10)
Provision for doubtful accounts	22,337	20,228	10.4	8.9	8.4	50
Depreciation and amortization	22,999	23,926	(3.9)	9.2	9.9	(70)
Corporate, general and administrative	18,346	14,099	30.1	7.3	5.8	150
Interest expense, net	18,596	19,281	(3.6)	7.4	8.0	(60)

Total operating expenses, excluding gain, severance, impairment and other charges	$258,097	$243,023	6.2%	102.7%	100.5%	220

Comparable results excluding certain Management Services Agreement operations (San Antonio and the terminated Mid-Atlantic agreement) are presented below:

	2004 (As restated)	2003	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2004	2003
Service fee revenue	$239,393	$220,925	8.4%

Cost of services	$152,074	$139,028	9.4%	63.5%	62.9%	60
Equipment leases	17,546	17,054	2.9	7.3	7.7	(40)
Provision for doubtful accounts	19,714	17,291	14.0	8.2	7.8	40
Depreciation and amortization	22,311	22,241	0.3	9.3	10.1	(80)
Corporate, general and administrative	18,346	14,099	30.1	7.7	6.4	130
Interest expense, net	18,420	17,242	6.8	7.7	7.8	(10)

Total operating expenses, excluding gain, severance, impairment and other charges	$248,411	$226,955	9.5%	103.7%	102.7%	100

Cost of services consists of (1) field salaries and benefits, (2) field supplies, (3) field rent (lease) and (4) other field expenses.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the year ended December 31, 2004 were 34.4% compared to 32.9% for the year ended December 31, 2003. This increase resulted primarily from (1) higher cost of temporary labor required to fill vacant positions, especially radiology technologists, (2) salary market adjustments effective in July 2004 for certain employees at one of our subsidiaries, and (3) bonuses paid to field personnel. Field salaries and benefits costs were also impacted by new imaging centers placed into operations since December 31, 2003, internal recruiting costs to fill open positions and internal marketing costs related to new sales program initiatives. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the year ended December 31, 2004 and 2003, excluding the San Antonio and the terminated Mid-Atlantic operations, were 35.0% and 34.1%, respectively.

Field supplies as a percentage of service fee revenue from continuing operations for the year ended December 31, 2004 were 5.9% compared to 6.5% for the year ended December 31, 2003. This percentage decline was primarily due to (1) reduced film costs at one subsidiary that implemented a PACS system in 2004, (2) improved control over supply costs and (3) a decrease in nuclear medical volume, which reduces our radiopharmaceutical costs.

Field rent increased in the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to the impact of imaging centers placed in operation since December 31, 2003.

Other field expenses increased in the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to system conversion, upgrade and outsourcing costs for our patient accounting systems, physician purchased service costs higher marketing costs in our primary operations, higher workers’ compensation costs and higher off-site storage costs offset by decreases in repairs, maintenance and service contract costs on diagnostic equipment, lower legal and consulting purchased service costs related to the OIG matter, lower malpractice insurance costs and lower external recruiting costs.

Equipment lease expenses increased in the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to the impact of imaging center sites placed into operation since December 31, 2003 and decisions we made to lease rather than buy certain imaging equipment offset by the impact of lease buyouts and the acquisition of an equipment lease contract effective October 31, 2004 which, as discussed above, eliminates equipment lease expense that was previously recorded based on volume.

Provision for doubtful accounts increased by $2.1 million in the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to weaker than expected collection performance on receivables owed us for professional services we performed at two Mid-Atlantic hospitals as well as receivables we retained from the sale of our San Antonio operations.

Depreciation and amortization decreased in the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to the effect of asset impairments and the impact of assets that became fully depreciated during fiscal 2004, offset by the impact of new imaging centers and new equipment placed in service since December 31, 2003 and lease buyouts in 2004.

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

Equity in earnings decreased in 2004 compared to 2003 primarily due to the sale of certain joint ventures in connection with our San Antonio operations, a $286,000 charge to increase contractual adjustments in the fourth quarter of 2004, increases in contractual adjustments and provision for doubtful accounts during 2004, and increases in tube replacement costs.

SUMMARY OF OPERATIONS BY QUARTER

The following table presents unaudited quarterly operating results for each of Radiologix’s last eight fiscal quarters, restated as discussed in Note 3 and Note 22 of Item 8 for discontinued operations. Radiologix believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods (in thousands, except per share data).

	2005 QUARTER ENDED				2004 QUARTER ENDED
	MAR. 31	JUNE 30	SEPT. 30	DEC. 31	MAR. 31	JUNE 30	SEPT. 30	DEC. 31
	(As restated)	(As restated)	(As restated)					(As restated)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Service fee revenue	$62,751	$64,311	$62,258	$62,120	$66,042	$66,211	$63,613	$55,425
Gross profit	$10,014	$9,934	$7,872	$7,224	$9,596	$10,792	$8,456	$835
Income (loss) from continuing operations before income taxes	$1,463	$1,269	$492	$(2,962)	$1,400	$905	$(8,523)	$(23,783)
Income (loss) from continuing operations	$1,387	$1,176	$217	$(3,180)	$840	$823	$(5,175)	$(20,641)
Income (loss) on discontinued operations	(434)	30	(582)	(145)	(3,547)	(2,932)	(211)	(1,012)

Net income (loss)	$953	$1,206	$(365)	$(3,325)	$(2,707)	$(2,109)	$(5,386)	$(21,653)

Earnings (loss) per common share:
Income (loss) from continuing operations – basic	$0.06	$0.05	$0.01	$(0.14)	$0.04	$0.04	$(0.24)	$(0.95)
Income (loss) from discontinued operations – basic	(0.02)	—	(0.03)	(0.01)	(0.16)	(0.13)	(0.01)	(0.05)

Net income (loss) – basic	$0.04	$0.05	$(0.02)	$(0.15)	$(0.12)	$(0.09)	$(0.25)	$(1.00)

Income (loss) from continuing operations – diluted	$0.06	$0.05	$0.01	$(0.14)	$0.04	$0.04	$(0.24)	$(0.95)
Income (loss) from discontinued operations – diluted	(0.02)	—	(0.03)	(0.01)	(0.16)	(0.13)	(0.01)	(0.05)

Net income (loss) – diluted	$0.04	$0.05	$(0.02)	$(0.15)	$(0.12)	$(0.09)	$(0.25)	$(1.00)

Weighted average shares outstanding:
Basic	21,913	22,339	22,138	22,176	21,766	21,770	21,806	21,816
Diluted	22,509	22,572	22,411	22,176	22,288	22,220	21,806	21,816

Income (loss) for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 and the corresponding periods in 2004 include the following for continuing operations:

	2005 QUARTER ENDED				2004 QUARTER ENDED
	MAR. 31	JUNE 30	SEPT. 30	DEC. 31	MAR. 31	JUNE 30	SEPT. 30	DEC. 31
								(As restated)
Service fee revenue reduction	$—	$—	$—	$—	$—	$—	$—	$9,128
Lease termination expense	—	—	—	—	—	—	—	13,948
Equity in earnings reduction	—	—	—	—	—	—	—	286
Impairment of goodwill, intangible and long-lived assets	—	—	—	2,241	—	5,752	7,474	1,332
Contract termination costs	—	—	—	—	—	—	515	—
Stock based compensation expense	82	131	182	162	—	—	53	25
Severance and related costs	—	—	—	670	—	—	405	—
Litigation and regulatory matters	—	—	—	—	—	—	295	—
Gain on sale of operations	—	—	—	—	—	(4,669)	—	—
Other impairment	—	(370)	—	—	—	—	263	275

LIQUIDITY AND CAPITAL RESOURCES

Liquidity at December 31, 2005, was derived from cash and cash equivalents and net cash generated by operating activities. As of December 31, 2005, we had current assets of $95.9 million, including cash and cash equivalents of $36.0 million, and current liabilities of $25.4 million, including current maturities of long-term debt and capital lease obligations of $32,000. For the year ended December 31, 2005, we generated $29.6 million in net operating cash flow, invested $28.4 million and generated cash of $692,000 from financing activities.

Net cash from operating activities for the year ended December 31, 2005 of $29.6 million increased from $15.3 million for the same period in 2004. Our operating cash flows are primarily impacted by the amount of service fee revenue we generate and ultimately collect, offset by the amount and timing of our payment obligations for resources used to generate service fee revenue, such as costs for payroll, supplies, equipment operating leases, equipment maintenance contracts, equipment repairs, utilities, facility rent, marketing, interest and general and administrative costs.

For the year ended December 31, 2005, the primary reasons for our increase in operating cash flows relative to the comparable period in 2004 were (1) in 2004, we incurred costs of $13.9 million in connection with the termination of an operating lease assumed in the PresGar transaction, (2) substantially lower equipment lease expense and (3) lower general and administrative costs.

Our days sales outstanding on accounts receivable decreased from 48.2 days at December 31, 2004 to 48.0 days at December 31, 2005. We calculate days sales outstanding by dividing accounts receivable, net of allowances, by the two-month average revenue per day. Our days sales outstanding decreased as a result of improved denial rates and overall improved collections in 2005.

Net cash used in investing activities for the years ended December 31, 2005 and 2004 was $28.4 million and $14.8 million, respectively. Purchases of property and equipment during the years ended December 31, 2005 and 2004 were $30.0 million and $24.0 million, respectively, including $1.9 million to buyout operating leases in 2005.

Net cash flows provided by financing activities for the year ended December 31, 2005 was $692,000, compared to net cash flows used in financing activities for the year ended December 31, 2004 of $3.1 million. We received proceeds from the exercises of stock options of $848,000 in the year ended December 31, 2005 compared to $190,000 in the year ended December 31, 2004. In 2004, we made payments on capital lease obligations and senior debt of approximately $3.3 million.

At December 31, 2005, we had outstanding senior note borrowings of $158.3 million and a $12.0 million convertible subordinated junior note. At December 31, 2005, amounts considered outstanding under the revolving credit facility totaled $1.4 million related to two letters of credit in connection with our high retention workers’ compensation program with $27.2 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

On July 9, 2004, we amended our master lease with GE under an Amended and Restated Master Lease Agreement. Through this arrangement, GE has agreed to fund up to $60.0 million of equipment leases through December 31, 2006, and requires that at least two-thirds of the outstanding balance represent GE healthcare equipment. In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying December 31, 2005 balance sheet includes $5.7 million of restricted cash under this provision. GE provided us with a written waiver stating that GE agreed to waive compliance with the financial leverage ratio for the year ended December 31, 2004 and to modify this calculation for 2005 to exclude the $9.1 million adjustment to service fee revenue after implementing the retrospective collection analysis in the fourth quarter of 2004.

The required debt incurrence ratio under the senior notes is 2.75. Our debt incurrence ratio of 2.34 at December 31, 2005 is not in compliance with these notes. The non-compliance with the debt incurrence ratio limits, among other things, our ability to incur additional debt (this does not impact our lease lines or credit facility as they are Permitted Indebtedness).

At December 31, 2005, applicable amounts outstanding under the Master Lease Agreement totaled $27.7 million; commitments for leases signed but not placed in service under the Master Lease Agreement were $17.0 million, and $15.3 million remained available for future leases.

In fiscal 2006, we plan to spend approximately $7.0 million for capital expenditures in connection with our REWARD Program, $9.0 million for expansion of centers including de novo projects and commit $9.0 million for major diagnostic equipment leases over the respective lease terms.

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

As of December 31, 2005, long-term debt, including capital lease obligations and non-cancelable operating leases, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual cash obligations:
Long term debt	$170,250	$—	$158,270	$11,980	$—
Capital lease obligations	94	32	62	—	—
Operating leases	111,429	25,163	45,115	28,310	12,841

Subtotal contractual cash obligations	$281,773	$25,195	$203,447	$40,290	$12,841

Interest obligations:
Senior notes	$49,024	$16,618	$32,406	$—	$—
Convertible notes	3,434	958	1,917	559	—
Other	11	6	5	—	—

Subtotal interest obligations	$52,469	$17,582	$34,328	$559	$—

Total obligations	$334,242	$42,777	$237,775	$40,849	$12,841

On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (DRA). The DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System (HOPPS) schedule.

Currently, the technical component of our imaging services is reimbursed under the Part B physician fee schedule, which generally allows for higher reimbursement than under the HOPPS. Under the DRA, we will be reimbursed at the lower of the two schedules, beginning January 1, 2007.

The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (CMS). In November 2005, CMS announced that it will pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. CMS will phase in this rate reduction over two years, so that the reduction will be 25% for each additional imaging procedure in 2006 and another 25% in 2007.

We believe the implementation of the reimbursement reductions contained in the DRA will have a significant effect on our business, financial condition and results of operations.

For the fiscal year ended December 31, 2005, Medicare revenue from our imaging centers represented approximately 26% of our total revenue from our imaging centers. If both reimbursement reductions contained in the DRA had been in effect during fiscal year 2005, we estimate that our Medicare revenue would have been reduced by approximately $13.3 million and equity in earnings of unconsolidated affiliates would have been reduced by $1.6 million. The estimated future reduction in revenue and pre-tax earnings from the reimbursement changes contained in the DRA is as follows:

Estimated Reduction in Revenue and Pre-Tax Earnings from DRA

(In thousands of dollars)	2006	2007
Consolidated Operations:
Contiguous Body Parts	$1,900	$2,900
Fee Schedule Change	—	10,400

Total	$1,900	$13,300

Unconsolidated Operations:
Contiguous Body Parts	$200	$200
Fee Schedule Change	—	1,400

Total	$200	$1,600

These estimated reductions do not include any reductions that would result if commercial payors adopt reimbursement reductions similar to those contained in the DRA. We have been notified by two payors that it will adopt the contiguous body part imaging reduction in 2006. If commercial payors adopt reimbursement reductions similar to those contained in the DRA, this would result in additional reductions in our estimated revenue and pre-tax earnings that could be much greater than the reductions shown above, leading to a further material and substantially negative effect on our business.

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

Revenue Recognition, Contractual Allowances and Allowances for Doubtful Accounts

As disclosed in our 2004 Form 10-Q for the nine months ended September 30, 2004, we expected to finalize a retrospective collection analysis of our accounts receivable in the fourth quarter of 2004. Accordingly, in connection with our December 2004 year-end closing process, we did finalize this retrospective collection analysis. This retrospective process represents an enhancement to our methodology for estimating the amount of contractual adjustments and provision for doubtful accounts necessary to reduce gross revenue (billed charges) and gross receivables to net amounts realizable from managed care, Medicare, Medicaid, private and other payors. This enhanced methodology is based on the matching of cash collections to billed charges by month of service. The retrospective methodology provides greater objective evidence with which to estimate the collectability of accounts receivable because it allows us to match cash collections to gross charges by month of service over at least an 18-month period and consequently develop collection percentages and collection trends that are substantially complete. The retrospective analysis allows us to track the run out of cash on a population of charges over an extended period of time and allows us to estimate with greater precision how much we have left to collect on a receivable balance at any point in time and consequently assess the likelihood of collecting the remaining balance given established collection trends.

The $9.1 million charge was appropriate in the fourth quarter of 2004 because the Company could not reasonably determine what periods the charge related to. The retrospective analysis, while providing us with a more accurate picture of the Company’s current collection rates and accounts receivable, does not provide the necessary data to determine the correct collection rates for periods prior to 2003. We cannot compare the Company’s historical collection rates before 2003 with those as determined by the retrospective analysis due to the Company’s legacy billing systems and accounting records. Because we cannot reasonably determine when the $9.1 million charge accrued, we recorded the adjustment in the fourth quarter of 2004, which was the closest period to when the charge was discovered. This analysis represented a change to our methodology for estimating the amount of net revenues and net receivables (after contractual adjustments and allowances for doubtful accounts). The provision for doubtful accounts is based on historical write-offs, which did not significantly change during this time period. Thus, based on a comparison of the results of these two methodologies – the retrospective analysis and the historical write-off experience – we concluded that the $9.1 million charge was not due to any increase in bad debt, but was properly attributed to contractual adjustments.

Our accounts receivable write-off process is primarily system-driven whereby a series of communications requesting payment is sent to a patient who either is without healthcare benefit coverage or who owes us a co-pay amount. These communications increase in intensity and urgency as the receivable becomes more delinquent. The communication cycle is a series of billing statements and letters requesting payment. The statements and letters are normally sent to patients who are without health insurance or who owe us a co-payment or deductible after insurance has been paid. The letters are sent for up to 110 days and increase in intensity and urgency as the receivable becomes more delinquent. If the receivable remains uncollected after this 110-day period, the communication cycle is complete and the receivable is written off in our patient accounting system and referred to a collection agency. We also review accounts receivable “events checklists” which are designed to identify significant delinquent accounts receivable. Write-offs for accounts identified by our events checklists are approved by the Vice President of our Patient Services Group.

Impairment of Goodwill, Intangible and Long-Lived Assets

Goodwill and Indefinite Life Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are subject to at least annual assessments for impairment by applying a fair-value-based test. We conduct our annual impairment fair-value-based test during the first quarter of each fiscal year. We also review the recoverability of our goodwill on a quarterly basis, including a review of events or changes in circumstances that may indicate that the carrying amount may not be recoverable. In December 2005, we recorded a $2.2 million pre-tax impairment charge to continuing operations to write-off goodwill related to our remaining Questar centers in California, Colorado and Minnesota. Increased competition in these markets has eroded the profitability of these centers. The increased competition throughout 2005 coupled with management’s decision to not invest in new equipment or invest in new imaging centers in these markets has reduced the future expectations for these centers, thus lowering their value.

Finite Life Intangible and Long-Lived Assets

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

b.	Significant adverse change in legal factors

c.	Significant adverse change in the extent or manner in which the assets are used or in the physical condition of the assets

d.	Current expectations to dispose of the assets by sale or other means

e.	Reductions or expected reductions of cash flow

Our management services agreements, included in the consolidated balance sheets as intangible assets, are not considered to have indefinite useful lives and will continue to be amortized over a useful life of no more than 25 years based on SEC guidance. We regularly evaluate the carrying value and lives of the finite lived intangible assets in light of any events or circumstances that we believe may indicate that the carrying amount or amortization period should be adjusted.

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

Due to losses for the last three years, the realization of deferred tax assets is uncertain. Therefore, valuation allowances for net deferred tax assets were recorded in 2004 and 2005. The tax provision of $662,000 for the year ended December 31, 2005 is for state income taxes and federal alternative minimum tax. No federal or state tax benefits were recorded for the full year 2005.

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which is a revision of Statement No. 123. Statement 123(R) supersedes APB 25, and amends Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Pursuant to an SEC Amendment to Regulation S-X effective April 21, 2005, a revised date for adopting SFAS 123(R) is now the first interim reporting period of a registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the Company adopted SFAS 123(R) on January 1, 2006 using the modified-prospective method.

The “modified prospective” method provides for the recognition of compensation cost beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The Company has estimated the charge to operating expenses resulting from this adoption to be approximately $1.4 million in 2006.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	economic, demographic, business and other conditions in our markets;

•	the highly competitive nature of the healthcare business;

•	changes in patient referral patterns;

•	changes in the rates or methods of government and third-party reimbursement for diagnostic imaging services;

•	changes in our contracts with radiology practice groups;

•	changes in the number of radiologists operating in our contracted radiology practice groups;

•	the ability to recruit and retain technologists;

•	the availability of additional capital to fund capital expenditure requirements;

•	lawsuits against Radiologix and our contracted radiology practice groups;

•	changes in operating margins, particularly changes due to our managed care contracts and capitated fee arrangements;

•	failure by Radiologix to comply with state and federal anti-kickback and anti-self referral laws or any other applicable healthcare regulations;

•	changes in business strategy and development plans;

•	changes in federal, state or local regulations affecting the healthcare industry;

•	our indebtedness, debt service requirements and liquidity constraints;

•	risks related to our Senior Notes and healthcare securities generally;

•	interruption of operations due to severe weather or other extraordinary events; and

•	charges for unusual or infrequent (nonrecurring) matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, credit facilities, and its senior and convertible notes. At December 31, 2005, Radiologix had $1.4 million considered outstanding under its revolving credit facility related to two letters of credit in connection with our high retention workers’ compensation program. Radiologix’s notes bear interest at fixed rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Radiologix, Inc.

We have audited the accompanying consolidated balance sheets of Radiologix, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of management of Radiologix, Inc. (the “Company”). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiologix, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The consolidated financial statements as of December 31, 2004 and for the year then ended have been restated as discussed in Note 3.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Radiologix, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

Ernst & Young LLP

Dallas, Texas

March 8, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Radiologix, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Radiologix, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness in Radiologix, Inc.’s procedures for accounting for lease terminations, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Radiologix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: in its assessment, management identified as a material weakness inadequate controls over accounting for leases. These procedures are used to determine the appropriate accounting for lease transactions, including termination of leases. The effect of this was the capitalization, in error, of $13.9 million of intangible assets related to a lease termination. Consequently, the Company has restated its 2004 financial statements in this Form 10-K and recorded and expensed the $13.9 million as a lease termination expense.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 8, 2006 on those financial statements.

In our opinion, management’s assessment that Radiologix, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Radiologix, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

Ernst & Young LLP

Dallas, Texas

March 8, 2006

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	DECEMBER 31,
	2005	2004
		(As restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,004	$34,084
Restricted cash	5,662	5,539
Accounts receivable, net of allowances	40,815	44,197
Due from affiliates	1,737	2,404
Federal and state income tax receivables and prepaid taxes	6,189	9,799
Assets held for sale	—	305
Other current assets	5,491	6,621

Total current assets	$95,898	$102,949
Property and equipment, net	67,965	58,627
Investments in joint ventures	10,597	8,137
Goodwill	—	2,241
Intangible assets, net	54,050	57,381
Deferred financing costs, net	4,942	6,591
Deferred income taxes	—	1,635
Other assets	1,076	1,328

Total assets	$234,528	$238,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$10,157	$11,342
Accrued physician retention	7,051	8,384
Accrued salaries and benefits	6,987	7,339
Deferred income taxes	—	1,839
Accrued interest	685	708
Current maturities of capital lease obligations	32	48
Current maturities of long-term debt	—	109
Other current liabilities	477	536

Total current liabilities	$25,389	$30,305
Long-term debt, net of current portion	158,270	158,270
Convertible debt	11,980	11,980
Capital lease obligations, net of current portion	62	92
Deferred revenue	6,494	6,903
Other liabilities	1,488	1,000

Total liabilities	$203,683	$208,550
Commitments and contingencies (see note 10)
Minority interest in consolidated subsidiaries	1,874	1,242
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,261,101 and 21,835,935 shares issued in 2005 and 2004, respectively and 22,242,417 and 21,817,251 outstanding in 2005 and 2004, respectively	2	2
Treasury stock	(180)	(180)
Additional paid-in capital	15,615	14,210
Retained earnings	13,534	15,065

Total stockholders’ equity	$28,971	$29,097

Total liabilities and stockholders’ equity	$234,528	$238,889

The accompanying notes are an integral part of these consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
		(As restated)
Service fee revenue	$251,440	$251,291	$242,038
Costs of operations:
Cost of services	160,898	158,613	149,034
Equipment leases	13,035	17,660	17,230
Provision for doubtful accounts	19,033	22,337	20,228
Depreciation and amortization	23,430	22,999	23,926

Gross profit	35,044	29,682	31,620

Severance and other related costs	670	405	1,568
Lease termination expense	—	13,948	—
Corporate general and administrative	16,872	18,919	15,335
Impairment of goodwill, intangible and long-lived assets	2,241	14,558	523
Interest expense, net	18,295	18,596	19,281
Gain on sale of operations	—	(4,669)	—

Loss before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(3,034)	(32,075)	(5,087)

Equity in earnings of unconsolidated affiliates	3,928	2,865	4,082

Minority interests in income of consolidated subsidiaries	(632)	(791)	(748)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	262	(30,001)	(1,753)

Income Tax Expense (Benefit)	662	(5,848)	(701)

LOSS FROM CONTINUING OPERATIONS	(400)	(24,153)	(1,052)

Discontinued Operations:
Loss from discontinued operations before income taxes	(1,131)	(13,128)	(11,519)
Income tax benefit	—	(5,426)	(4,608)

Loss from discontinued operations	(1,131)	(7,702)	(6,911)

NET LOSS	$(1,531)	$(31,855)	$(7,963)

LOSS PER COMMON SHARE:
Loss from continuing operations – basic	$(0.02)	$(1.11)	$(0.05)
Loss from discontinued operations – basic	$(0.05)	$(0.35)	$(0.32)

Net loss – basic	$(0.07)	$(1.46)	$(0.37)

Loss from continuing operations – diluted	$(0.02)	$(1.11)	$(0.05)
Loss from discontinued operations – diluted	$(0.05)	$(0.35)	$(0.32)

Net loss – diluted	$(0.07)	$(1.46)	$(0.37)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	22,067,445	21,789,517	21,724,165
Diluted	22,067,445	21,789,517	21,724,165

The accompanying notes are an integral part of these consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, January 1, 2003	21,695,153	$2	18,684	$(180)	$13,662	$54,883	$68,367
Exercise of stock options	70,832	—	—	—	253	—	253
Stock options granted to consultant	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	(7,963)	(7,963)

BALANCE, December 31, 2003	21,765,985	$2	18,684	$(180)	$13,942	$46,920	$60,684
Exercise of stock options	51,266	—	—	—	190	—	190
Stock options granted to consultant	—	—	—	—	40	—	40
Restricted stock grants	—	—	—	—	38	—	38
Net loss (As restated)	—	—	—	—	—	(31,855)	(31,855)

BALANCE, December 31, 2004	21,817,251	$2	18,684	$(180)	$14,210	$15,065	$29,097
Exercise of stock options	325,166	—	—	—	848	—	848
Stock options granted to consultant	—	—	—	—	40	—	40
Restricted stock grants	100,000	—	—	—	517	—	517
Net loss	—	—	—	—	—	(1,531)	(1,531)

BALANCE, December 31, 2005	22,242,417	$2	18,684	$(180)	$15,615	$13,534	$28,971

The accompanying notes are an integral part of these consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,531)	$(31,855)	$(7,963)
Adjustments to reconcile net loss to net cash provided by operating activities – including discontinued operations:
Minority interests in income of consolidated subsidiaries	632	791	748
Distributions to minority interests of consolidated subsidiaries	—	(150)	(1,290)
Equity in earnings of unconsolidated affiliates	(3,928)	(2,865)	(4,082)
Distributions from joint ventures	1,793	2,015	3,566
Depreciation and amortization	23,430	23,602	25,775
Amortization of deferred financing costs	1,650	1,622	1,611
Impairment of goodwill, intangible and long-lived assets	2,241	25,536	9,390
Stock based compensation to consultant	40	40	27
Restricted stock grants expense	517	38	—
Gains on sales of operations and imaging center equipment, net	(651)	(4,757)	—
Deferred revenue	(409)	(409)	(409)
Deferred income tax expense (benefit)	(204)	(11,747)	11,344
Changes in operating assets and liabilities:
Accounts receivable, net	3,382	15,464	10,631
Income taxes receivable and prepaid taxes	3,611	(3,527)	(2,387)
Other assets	1,511	3,424	483
Accounts payable and accrued expenses	(2,458)	(1,961)	(8,584)

Net cash provided by operating activities	29,626	15,261	38,860

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(122)	(5,539)	—
Purchases of property and equipment	(29,958)	(23,970)	(16,513)
Contributions to joint ventures	(325)	—	—
Net cash received on sales of operations and imaging centers	1,173	14,093	—
Repayments from (advances to) unconsolidated affiliates, net	834	673	(930)
Other investments	—	(104)	—

Net cash used in investing activities	(28,398)	(14,847)	(17,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations, primarily capital leases	(156)	(1,608)	(4,014)
Retirement of senior debt	—	(1,730)	—
Financing costs	—	—	(43)
Proceeds from stock option exercises	848	190	253
Other items	—	52	—

Net cash provided by (used in) financing activities	692	(3,096)	(3,804)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,920	(2,682)	17,613
CASH AND CASH EQUIVALENTS, beginning of period	34,084	36,766	19,153

CASH AND CASH EQUIVALENTS, end of period	$36,004	$34,084	$36,766

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$16,673	$17,318	$18,074
Income taxes paid (refunds received)	$(2,838)	$3,997	$(9,290)

The accompanying notes are an integral part of these consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

NOTE 1. DESCRIPTION OF BUSINESS

Radiologix, Inc. (together with its subsidiaries, “Radiologix” or the “Company”), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers.

Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), position emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiology (X-ray) and fluoroscopy. As of December 31, 2005, we owned, operated or maintained, through our two operating segments, an ownership interest in imaging equipment at 71 locations with imaging centers located in 7 states, including primary operations in the Mid-Atlantic; the Bay Area, California; Treasure Coast, Florida; Northeast Kansas; and the Finger Lakes (Rochester) and Hudson Valley markets in New York state; and Questar operations with imaging centers located in California, Colorado and Minnesota. We offer multi-modality imaging services at 52 of our diagnostic imaging centers, which provide patients and referring physicians access to advanced diagnostic imaging services in one convenient location.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful life. Amortization of assets under capital leases is included in depreciation and amortization.

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

In addition to the annual impairment test we perform with respect to goodwill, we regularly evaluate the carrying value of goodwill, intangible and long-lived assets for events or changes in circumstances that indicate that the carrying amount may not be recoverable or that the remaining estimated useful life should be changed. Potential indicators of impairment can include, but are not limited to (1) history of operating losses or expected future losses; (2) significant adverse change in legal factors; (3) changes in the extent or manner in which the assets are used; (4) current expectations to dispose of the assets by sale or other means and (5) reductions or expected reductions of cash flow. In the event that we determine there is an indication of impairment, we compare undiscounted net cash flows to the carrying value of the respective asset. If the carrying value exceeds the undiscounted net cash flows, we perform an impairment calculation using discounted cash flows, valuation analysis from independent valuation specialists or comparisons to recent sales or purchase transactions to determine estimated fair value.

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line method, which approximates the effective interest method. As of December 31, 2005 and 2004, accumulated amortization of deferred financing costs was approximately $6.7 million and $5.1 million, respectively.

Accrued Physician Retention

Accrued physician retention represents amounts payable to contracted radiology practices under the management services agreements. The service agreements require Radiologix to remit physician retention to the contracted radiology practices by the end of the month after the month in which services were rendered.

Revenue Recognition

Service fee revenue from contracted radiology practice groups (professional revenue component) and diagnostic imaging centers (technical revenue component) is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established gross charges billed and reduced by estimated contractual adjustments and amounts retained by the contracted radiology practice groups under the terms of management services agreements. Our patient accounting system currently does not record contractual adjustments at the time of billing. Instead, contractual adjustments and the provision for doubtful accounts are estimated based on historical collection experience using a retrospective collection analysis, which we began using in December 2004, payment-versus-charge schedules and aging models. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables), our estimates of the net realizable value of patient receivables could be reduced by a material amount. We have estimated that a change in our collection percentage of 1.0% could result in a change in service fee revenue of $5.2 million per year.

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

Developing our provision for income taxes, including our effective tax rate, and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, any estimated valuation allowances we deem necessary to value deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income taxes in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Concentration of Credit Risk

The Company’s accounts receivable consist primarily of service fee revenue generated by radiology practices and imaging centers for services performed, that are immediately purchased by us and ultimately due from Medicare, Medicaid, managed care and private and other payors. The Company estimates that approximately 29%, 29% and 28% of these revenues in 2005, 2004 and 2003, respectively, were funded through the Medicare and Medicaid programs. The Company and its contracted radiology practices perform ongoing credit evaluations of their patients and generally do not require collateral. The Company and its contracted radiology practices maintain estimated allowances for potential credit losses.

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

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which is a revision of Statement No. 123. Statement 123(R) supersedes APB 25, and amends Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Pursuant to an SEC Amendment to Regulation S-X effective April 21, 2005, a revised date for adopting SFAS 123(R) is now the first interim reporting period of a registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the Company adopted SFAS 123(R) on January 1, 2006 using the modified-prospective method.

The “modified prospective” method provides for the recognition of compensation cost beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The Company has estimated the charge to operating expenses resulting from this adoption to be approximately $1.4 million in 2006.

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS

In reviewing the PresGar equipment lease contract acquired on October 31, 2004, see Note 4, the Company has determined that its original accounting treatment of capitalizing the $13.9 million lease termination costs was incorrect and in fact should have been expensed. Accordingly, the Company has restated its financial statements for the year ended December 31, 2004 to increase operating expense and decrease intangible assets, net. The Company has also restated its financial statements for each of the three quarters ended March 31, June 30, and September 30 of 2005 to decrease depreciation and amortization expense and decrease intangible assets, net. (See Note 22 for more details).

We did not record a tax benefit for the $13.9 million lease termination costs since we determined that a valuation allowance was necessary due to the fact that we have had losses for the previous three years and the realization of additional deferred tax assets is questionable.

We have also reclassified certain previously reported amounts for all periods presented, including (1) amortization of deferred financing costs from Depreciation and Amortization expense to Interest Expense, net, on our consolidated statement of operations, (2) notes receivable from non-consolidated affiliates from Other Current Assets to Due from Affiliates on our consolidated balance sheets, (3) stock option exercise proceeds from Other Items in net cash used in financing activities to Proceeds from Exercise of Stock Options in the same section of our consolidated statement of cash flows, (4) restricted stock expense from Other Items in net cash from financing activities to Restricted Stock Expense in net cash provided by operating activities in our consolidated statement of cash flows, (5) Distributions from joint ventures and distributions to minority interests in consolidated subsidiaries have been reclassified from net cash used in investing activities to net cash from operating activities in the consolidated statement of cash flows, (6) certain balances in the Consolidating Balance Sheets and the Consolidating Statements of Operations in Note 21, Supplemental Guarantor Information, have been revised; these revisions primarily consist of separate reporting of investments in subsidiaries and intercompany receivables/payables in the Consolidating Balance Sheets and separate reporting of equity in income of wholly owned subsidiaries in the Consolidating Statements of Operations, (7) certain changes were made to our calculation of deferred tax assets and liabilities that affect both our consolidated balance sheet for the year ended December 31, 2004 and Note 15, Income Taxes, resulting from amendments to our income tax filings for certain prior years that were completed during 2005, and (8) supply cost rebate from Unallocated Amounts in the Segment to Consolidated Operating Result reconciliation table to Total Costs and Expenses of Primary Operations in the summary table of Segment Operating Results in Note 20, Segment Reporting.

Presented below are the consolidated financial statements of the Company at the periods specified below (1) as originally reported in the Annual Report on Form 10-K for the year ended December 31, 2004, and (2) as restated in this Form 10-K for the year ended December 31, 2005.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	DECEMBER 31,
	2004	2004
	(As originally reported)	(As restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,084	$34,084
Restricted cash	5,539	5,539
Accounts receivable, net of allowances	44,197	44,197
Due from affiliates	2,029	2,404
Federal and state income tax receivables and prepaid taxes	3,905	9,799
Assets held for sale	305	305
Other current assets	6,996	6,621

Total current assets	97,055	102,949
Property and equipment, net	58,627	58,627
Investments in joint ventures	8,137	8,137
Goodwill	2,241	2,241
Intangible assets, net	71,200	57,381
Deferred financing costs, net	6,591	6,591
Deferred income taxes	8,892	1,635
Other assets	1,328	1,328

Total assets	$254,071	$238,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$11,342	$11,342
Accrued physician retention	8,384	8,384
Accrued salaries and benefits	7,339	7,339
Deferred income taxes	3,202	1,839
Accrued interest	708	708
Current maturities of capital lease obligations	48	48
Current maturities of long-term debt	109	109
Other current liabilities	536	536

Total current liabilities	31,668	30,305
Long-term debt, net of current portion	158,270	158,270
Convertible debt	11,980	11,980
Capital lease obligations, net of current portion	92	92
Deferred revenue	6,903	6,903
Other liabilities	1,000	1,000

Total liabilities	209,913	208,550
Commitments and contingencies
Minority interest in consolidated subsidiaries	1,242	1,242
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	2	2
Treasury stock	(180)	(180)
Additional paid-in capital	14,210	14,210
Retained earnings	28,884	15,065

Total stockholders’ equity	42,916	29,097

Total liabilities and stockholders’ equity	$254,071	$238,889

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share data)

	YEAR ENDED DECEMBER 31,
	2004	2004
	(As originally reported)	(As restated)
Service fee revenue	$251,291	$251,291
Costs of operations:
Cost of services	158,613	158,613
Equipment leases	17,660	17,660
Provision for doubtful accounts	22,337	22,337
Depreciation and amortization	24,750	22,999

Gross profit	27,931	29,682

Severance and other related costs	405	405
Lease termination expense	—	13,948
Corporate general and administrative	18,919	18,919
Impairment of goodwill, intangible and long-lived assets	14,558	14,558
Interest expense, net	16,974	18,596
Gain on sale of operations	(4,669)	(4,669)

Loss before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(18,256)	(32,075)

Equity in earnings of unconsolidated affiliates	2,865	2,865

Minority interests in income of consolidated subsidiaries	(791)	(791)

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(16,182)	(30,001)

Income Tax Benefit	(5,848)	(5,848)

LOSS FROM CONTINUING OPERATIONS	(10,334)	(24,153)

Discontinued Operations:
Loss from discontinued operations before income taxes	(13,128)	(13,128)
Income tax benefit	(5,426)	(5,426)

Loss from discontinued operations	(7,702)	(7,702)

NET LOSS	$(18,036)	$(31,855)

LOSS PER COMMON SHARE:
Loss from continuing operations – basic	$(0.48)	$(1.11)
Loss from discontinued operations – basic	$(0.35)	$(0.35)

Net loss – basic	$(0.83)	$(1.46)

Loss from continuing operations – diluted	$(0.48)	$(1.11)
Loss from discontinued operations – diluted	$(0.35)	$(0.35)

Net loss – diluted	$(0.83)	$(1.46)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,789,517	21,789,517
Diluted	21,789,517	21,789,517

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	YEAR ENDED DECEMBER 31,
	2004	2004
	(As originally reported)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,036)	$(31,855)
Adjustments to reconcile net (loss) to net cash provided by operating activities – including discontinued operations:
Minority interests in income of consolidated subsidiaries	791	791
Distributions to minority interests in consolidated subsidiaries	—	(150)
Equity in earnings of unconsolidated affiliates	(2,865)	(2,865)
Distributions from joint ventures	—	2,015
Depreciation and amortization	25,353	23,602
Amortization of deferred financing costs	—	1,622
Impairment of goodwill, intangible and long-lived assets	25,536	25,536
Stock based compensation to consultant	—	40
Restricted stock grants expense	—	38
Gains on sales of operations and imaging centers, net	(4,757)	(4,757)
Deferred revenue	(409)	(409)
Deferred income tax benefit	(11,747)	(5,853)
Changes in operating assets and liabilities:
Accounts receivable, net	15,464	15,464
Income taxes receivable and prepaid taxes	(3,527)	(9,421)
Other assets	3,424	3,424
Accounts payable and accrued expenses	(1,961)	(1,961)

Net cash provided by operating activities	27,266	15,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(5,539)	(5,539)
Purchases of property and equipment	(23,970)	(23,970)
Net cash received on sales of operations and imaging centers	14,093	14,093
Acquisition of equipment lease contract	(13,948)	—
Contributions to joint ventures	(150)	—
Distributions from joint ventures	2,015	—
Repayments from (advances to) unconsolidated affiliates, net	673	673
Other investments	(104)	(104)

Net cash used in investing activities	(26,930)	(14,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations, primarily capital leases	(1,608)	(1,608)
Retirement of senior debt	(1,730)	(1,730)
Proceeds from stock option exercises	—	190
Other items	320	52

Net cash used in financing activities	(3,018)	(3,096)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,682)	(2,682)
CASH AND CASH EQUIVALENTS, beginning of period	36,766	36,766

CASH AND CASH EQUIVALENTS, end of period	$34,084	$34,084

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$17,318	$17,318
Income taxes paid, net of refunds received	$3,997	$3,997

NOTE 4. LEASE TERMINATION EXPENSE

Effective October 31, 2004, we entered into a definitive agreement for $15.5 million in cash for the following:

•	the purchase of four MRI systems and the assumption of an operating lease for one additional MRI system; and

•	an equipment lease contract that was entered into prior to the formation of Radiologix by the Ide Group, P.C. (“Ide”). This lease was terminated.

The four MRI systems were recorded in the financial statements at their fair market value of $1.6 million. The remaining $13.9 million was expensed as a lease termination charge to operating expense.

The equipment lease contract was originally sold by Ide in 1990 to MICA Imaging, Inc., a predecessor of PresGar Companies, LLC. Ide is a non-affiliated radiology practice that entered into a Medical Services Agreement (“MSA”) with the Company in 1997 when Radiologix was formed. As a condition of entering into the MSA, the Company assumed the obligation under the equipment lease contract that PresGar had entered into with Ide in 1990. The acquisition of the equipment lease contract increased both the profitability and value of the Ide MSA.

Under this equipment lease contract, PresGar had acquired a long-term perpetual right to provide certain MRI systems (and the obligation to service the equipment and replace that equipment as it became obsolete) to the Company (as successor to Ide) and to charge the Company usage-based rent on these pieces of equipment. The acquisition of the equipment lease contract eliminates expenses that previously varied based on volume resulting in incremental reductions in equipment lease expense as volume increased. If this transaction had been effective on January 1, 2004 instead of October 31, 2004, we estimate that cost of services would have increased by $500,000, equipment lease expense would have decreased by $4.5 million, and pre-tax loss would have decreased by $4.0 million for the year ended December 31, 2004.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

A summary of goodwill and intangible assets at December 31, 2005 and 2004 is as follows (in thousands):

	Estimated Useful Life	2005	2004
			(As restated)
Goodwill	Indefinite	$—	$2,241

Management services agreements	25 years	$76,577	$76,577
Accumulated amortization		(22,527)	(19,196)

Intangible assets, net		$54,050	$57,381

Amortization expense for 2005, 2004 and 2003 was $3.3 million, $3.7 million and $3.8 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is $3.3 million or $16.6 million in the aggregate.

NOTE 6. IMPAIRMENT OF GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS

Impairment - Management Services Agreement

During the third quarter of 2004, management determined that the ability of one of the radiology groups to perform in accordance with a management services agreement administered by one of our Mid-Atlantic subsidiaries had diminished significantly. With several owned imaging centers covered by the management services agreement operating at financial losses, deteriorating financial conditions at hospitals involving professional reading arrangements, and the resignation from the practice of two physician leaders, management concluded that the value of intangible asset related to this management services agreement had become significantly impaired.

As a result, Radiologix and the radiology group terminated the management services agreement on January 31, 2005. The Company decided to dispose of three unprofitable imaging centers and to transfer the professional reading responsibility for certain other centers to another radiology group that operates under a management services agreement with us in the Mid-Atlantic market.

Based on our assessment and the actions that we have undertaken, the Company recorded 2004 third quarter impairment charges of: $6.5 million to write-off the unamortized portion of intangible assets related to this group’s management services agreement, and $800,000 to write-off long-lived assets related to the centers planned for disposition, all of which were disposed of at December 31, 2005.

Service fee revenue and pre-tax income (loss) for the two centers disposed of in 2005, and the professional reading arrangements that we no longer are a party to, as reflected in continuing operations (including impairment charges), are as follows (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Service fee revenue	$968	$5,910	$5,890

Pre-tax income (loss)	$417	$(5,871)	$2,312

Impairments – Questar Subsidiary

In December 2005, we recorded a $2.2 million pre-tax impairment charge to continuing operations to write-off the remaining goodwill related to our Questar centers in California, Colorado and Minnesota. These centers are three of five Questar sites that remained in continuing operations at December 31, 2005. Increased competition in these markets has eroded the profitability of these centers. The increased competition throughout 2005 coupled with management’s decision to not invest in new equipment or invest in new imaging centers in these markets has reduced the future expectations for these centers, thus lowering their value.

In December 2004, we recorded an impairment charge of $1.1 million to reduce goodwill related to our Questar center in Arizona. This center was one of six Questar sites that remained in continuing operations at December 31, 2004. We did not anticipate this impairment previously as the center is in a strategic location and was projected to improve in volumes, revenues and cash flows in the fourth quarter of 2004 and throughout 2005. However, it appears that because of disruption caused by the move to this new location, confusion in the community due to a change in the center’s name, and increased local competition, we had difficulty in achieving the volumes, profitability and cash flow levels that we expected in the fourth quarter of 2004 and budgeted for in 2005. Accordingly, we closed this center in 2005 after exhaustive attempts to engineer a turnaround in its operations.

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

In 2003, we recorded impairment charges of $8.9 million to write-down goodwill and long-lived assets, respectively, related to Questar imaging centers using expected sales values determined based on individual transactions experienced by Radiologix and our knowledge of the business environment, to estimate fair value.

The components of our impairment charges are as follows (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Continuing Operations:
Impairment of goodwill and intangible assets	$2,241	$13,365	$—
Impairment of long-lived assets	—	1,193	523

	$2,241	$14,558	$523

Discontinued Operations:

Impairment of goodwill and intangible assets	$—	$10,206	$8,867
Impairment of long-lived assets	—	772	—

	$—	$10,978	$8,867

In November 2004, we sold our 80% joint venture interest in our Questar Tampa operations, including accounts receivable, to our venture partner for $275,000 in cash, resulting in a loss of $591,000, including the write-off of goodwill for $354,000.

In June 2004, we sold a Questar center for $3.1 million in cash resulting in a gain of $682,000, net of a write-off of goodwill of $500,000.

The Company regularly considers whether events or circumstances may affect either the fair value of recorded intangible assets or their associated useful lives. At December 31, 2005, the combined operations of our remaining five Questar centers are generating positive cash flow; and, the Company does not believe there are any additional indicators that the carrying values or the useful lives of these assets need to be adjusted. However, in the event we decide to dispose of any remaining Questar centers, additional charges may result depending on cash flow and market conditions at the time of disposal.

Other Charges

A summary of other impairment charges is as follows (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Other impairment (included in Cost of Services) (1)	$(370)	$538	$523

(1)	We incurred impairment charges and other costs aggregating $263,000 in the third quarter of 2004 associated with damages from hurricanes impacting our Southeastern operations. We received insurance proceeds of $370,000 relating to these damages in the second quarter of 2005. In the fourth quarter of 2004, we recorded additional impairment charges of $275,000 for software related to our Radiology Information System (RIS) in our Northeast operations which software has been replaced in connection with our Radiologix Enhanced Workflow And Record Distribution (REWARD) Program. In fiscal 2003, we incurred impairment charges of $523,000 to write-off a patient scheduling software system that we replaced.

NOTE 7. DISCONTINUED OPERATIONS

A summary of discontinued operations, related to our Questar operations, is as follows (in thousands):

	As of and For the Year Ended December 31,
	2005	2004	2003
Centers in continuing operations at year end	5	6	17
Centers in discontinued operations at year end	—	2	5

Service fee revenues – continuing operations	$7,679	$9,227	$8,575
Service fee revenues – discontinued operations	$270	$10,553	$18,196
Impairment of goodwill – continuing operations	$2,241	$6,809	$—
Impairment of goodwill – discontinued operations	$—	$10,206	$8,400
Impairment of long-lived assets – discontinued operations	$—	$617	$—
Gain (loss) on dispositions of centers, net	$—	$(1,483)	$11
Pre-tax income (loss) – continuing	$(1,257)	$(5,636)	$363
Pre-tax loss - discontinued	$(1,252)	$(11,431)	$(10,437)

Assets and liabilities of discontinued operations as of December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Assets	$7	$1,688
Liabilities	179	455

Net assets (liabilities)	$(172)	$1,233

The assets and liabilities of discontinued operations are not segregated in the consolidated balance sheets.

Cash flows from discontinued operations for the year ended December 31, 2005 was primarily driven by collections of outstanding accounts receivable and payments on remaining commitments.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005 and 2004 (in thousands):

	Estimated Useful Life	2005	2004
Equipment (primarily medical diagnostic equipment)	5-7 years	$140,204	$131,787
Leasehold improvements	Lesser of lease life, or 10 years	40,908	33,590
Buildings	15 years	770	770
Work in process		11,561	5,114

		$193,443	$171,261
Accumulated depreciation and amortization		(125,478)	(112,634)

Property and equipment, net		$67,965	$58,627

Depreciation expense for 2005, 2004 and 2003, including amounts recorded in discontinued operations, was $20.1 million, $19.9 million and $23.6 million, respectively.

NOTE 9. SERVICE FEE REVENUE

Radiologix has two models by which it contracts with radiology practices: a comprehensive services model and a technical services model. Under the comprehensive services model, the Company enters into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to earning technical service fee revenue for the use of Radiologix’s diagnostic imaging equipment and the provision of technical services, the Company provides management services and receives service fee revenue based on the practice group’s professional revenue, including revenue outside of our diagnostic imaging centers. Under the technical services model, the Company enters into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and earns service fee revenue and pays them a fee based on cash collections from reimbursements for imaging procedures.

Service fee revenue of the contracted radiology practice groups (professional revenue component) and diagnostic imaging centers (technical revenue component) is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established gross charges billed and reduced by estimated contractual allowances and amounts retained by the contracted radiology practice groups under the terms of management services agreements. Our patient accounting system currently does not record contractual allowances at the time of billing. Instead, allowances for contractual adjustments and doubtful accounts are estimated based on historical collection experience using a retrospective collection analysis, which we began using in the fourth quarter of 2004, payment-versus-charge schedules and aging models. In connection with our December 2004 year-end closing process, we did finalize this retrospective collection analysis and increased contractual adjustments by $9.1 million, resulting in a corresponding decrease in service fee revenue and accounts receivable in the fourth quarter of 2004 to reflect the change in estimate in net realizable value. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables), our estimates of the net realizable value of patient receivables could be reduced by a material amount.

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

	2005	2004	2003
Revenue for contracted radiology practices and diagnostic imaging centers, net of contractual adjustments	$345,417	$352,308	$339,385
Amounts retained by contracted radiology practices	(93,977)	(101,017)	(97,347)

Service fee revenue	$251,440	$251,291	$242,038

The Company’s service fee revenue is dependent upon the operating results of the contracted radiology practices and diagnostic imaging centers. Where state law allows, service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams: (1) a negotiated percentage of the professional revenues, reduced by certain expenses, as defined in the management services agreements; and (2) 100% of the adjusted technical revenues as defined in the service agreements. In states where the law requires a flat fee structure, Radiologix has negotiated a base service fee, which approximates the estimated fair market value of the services provided under the service agreements and which is renegotiated each year. Service fee revenue is comprised of the following (in thousands):

	2005	2004	2003
Professional component	$33,277	$38,019	$46,576
Technical component	218,163	213,272	195,462

Service fee revenue	$251,440	$251,291	$242,038

The following table reflects our approximate payor mix, based on revenue generated at our diagnostic imaging centers, for the years ended December 31, 2005, 2004 and 2003:

Payor	2005	2004	2003
Managed Care	62%	62%	63%
Medicare and Medicaid	29%	29%	28%
Private and Other	9%	9%	9%

For the years ended December 31, 2005, 2004 and 2003, approximately 6%, 6% and 6%, respectively, of our diagnostic imaging center service fee revenue was generated from capitated arrangements. Of this 6%, two-thirds relates to contracts with two physician groups and the remainder relates to two contracts with one managed care payor.

We also contract with several Blue Cross and Blue Shield payors, which are major payors for us in several markets.

For the years ended December 31, 2005, 2004 and 2003, five of the Company’s contracted radiology practices each contributed 10% or more of the Company’s service fee revenue in at least one of the last three years as follows (in thousands):

Practice	2005	2004	2003
Advanced Radiology, P.A.	$77,515	$71,866	$68,711
Hudson Valley Radiology Associates, PLLC	$26,025	$24,310	$20,770
The Ide Group, P.C	$28,805	$31,196	$25,712
Community Radiology Associates, Inc.	$47,521	$36,152	$33,390
Valley Radiology	$25,886	$23,356	$20,245

NOTE 10. MANAGEMENT SERVICES AGREEMENTS

In addition to the management services agreement we terminated effective January 31, 2005 (see Note 6), we amended (1) a management services agreement which resulted in a 15% reduction in our management fee effective January 1, 2004 and (2) a separate management services agreement which resulted in the establishment of a technical bonus to the contracted radiology group and a 3% reduction in our management fee effective October 1, 2004.

Our management fees for certain other management services agreements declined by 1% in 2005 and will decline by an additional 1% in 2006. The estimated annual impact to our service fee revenue for these 1% decreases is approximately $500,000.

In connection with the amendment of a management services agreement with a contracted radiology group in July 2002, the Company recorded deferred revenue of $3.3 million in consideration for the amended agreement, which amount is amortized over 20 years. In December 2002, the Company amended the management services agreement of another contracted radiology practice and recorded deferred revenue of $4.8 million in consideration for the amended agreement, which is amortized over 19 years.

NOTE 11. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
10.5% Senior Notes, due December 15, 2008	$158,270	$158,270
8% Convertible Junior Subordinated Note due July 2009	11,980	11,980
Note payable to bank and capital lease obligations, various interest rates	94	249

	$170,344	$170,499
Current portion of long-term debt and capital lease obligations	(32)	(157)

Long-term debt and capital lease obligations, net of current portion	$170,312	$170,342

The maturities of long-term debt, including capital lease obligations, are approximately $32,000 in fiscal 2006, $34,000 in fiscal 2007, $158.3 million in fiscal 2008 and $12.0 million due in fiscal 2009.

Senior Notes

The Company’s $158.3 million in senior notes due December 15, 2008, bear interest at 10.5% payable semiannually in arrears on June 15 and December 15. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued interest to the date of redemption. These notes are unsecured obligations, which rank senior in right of payment to all subordinated indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries. The required debt incurrence ratio under these notes is 2.75. Our debt incurrence ratio of 2.34 at December 31, 2005 is not in compliance with the requirements of these notes. The non-compliance with the debt incurrence ratio imposes the following limitations on the Company: 1) limits the Company’s ability to make restricted payments (e.g., retirement of the Convertible Junior Subordinated Note) to a maximum of $5,000,000; 2) prevents sale and leaseback transactions; 3) limits the incurrence of additional indebtedness (this does not impact our lease lines or credit facility as they are Permitted Indebtedness); and 4) prevents the designation of an unrestricted subsidiary as a subsidiary. In order to pass the current debt incurrence ratio of 2.75 to 1.00, the Company will need to reach $50.3 million in EBITDA for four consecutive quarters. In the 2004 second quarter, the Company retired $1.73 million of these senior notes at a price equal to 103.25% of face value. At December 31, 2005 and 2004, our senior notes were trading at 98.0% and 110.5% of face value, respectively.

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

Revolving Credit Agreement

At December 31, 2005, amounts considered outstanding under the revolving credit facility totaled $1.4 million related to two letters of credit in connection with our high retention workers’ compensation program with $27.2 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying December 31, 2005 balance sheet includes $5.7 million of restricted cash under this provision.

The Master Lease Agreement also contains certain covenants related to financial leverage, fixed charge coverage, and total indebtedness to GE. Failure to comply with these covenants would restrict our ability to lease additional equipment under the Master Lease Agreement until the covenants are met. GE provided us with a written waiver stating that GE agreed to waive compliance with the financial leverage ratio for the year ended December 31, 2004 and to modify this calculation for 2005 to exclude the $9.1 million adjustment to service fee revenue after implementing the retrospective collection analysis in the fourth quarter of 2004.

At December 31, 2005, applicable amounts outstanding under the Master Lease Agreement totaled $27.7 million; and $15.3 million remained available for future leases. Commitments for leases signed but not placed in service under the Master Lease Agreement were $17.0 million at December 31, 2005.

Leases

The Company leases office and facility space as well as certain diagnostic equipment under operating leases. Future minimum lease payments under these operating leases for fiscal 2006, 2007, 2008, 2009, 2010 and 2011 and thereafter are $25.2 million, $23.9 million, $21.2 million, $16.9 million, $11.4 million, and $12.8 million, respectively. Combined equipment and facility lease expense was approximately $27.2 million, $31.3 million and $30.0 million in 2005, 2004 and 2003, respectively.

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

Self-insurance

At December 31, 2005, the amount of reserves related to the potential obligations under our self-insured arrangements, which are comprised of estimated health benefits and workers’ compensation obligations was $1.9 million. We believe we are adequately reserved for estimated potential obligations under these arrangements.

NOTE 13. 401(K) PLAN

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

The Company may make matching contributions under this plan of up to 3% of the participant’s compensation if the participant contributes 6% or more of their compensation. For participants who contribute less than 6% of their compensation, matching contributions may be made up to 50% of the amount contributed. Company contributions to the plan were approximately $1.2 million in 2005, $1.2 million in 2004 and $1.1 million in 2003.

NOTE 14. STOCKHOLDERS’ EQUITY

Under the 1996 Stock Option Plan (the “1996 Plan”), an initial 4,000,000 options to purchase shares of the Company’s common stock were available for grant to key directors, employees and other healthcare professionals associated with Radiologix, as defined by the 1996 Plan. On July 15, 2004, the Company’s stockholders approved the adoption of the 2004 Long-Term Incentive Plan. As a result, all stock award grants from then on are made under this 2004 Plan. The total number of shares reserved and available for grant under the 2004 Plan are 3,000,000 plus any shares remaining available for grant under the prior 1996 Plan. Options granted under the 2004 Plan may be either incentive stock options (“ISO”) or nonqualified stock options (“NQSO”). The option price per share under the 2004 Plan may not be less than 100% of the fair market value at the grant date for ISO and may not be less than 85% of the fair market value at the grant date for NQSO. All of the options granted under the 2004 and 1996 Plans through December 31, 2005 were at fair market value on the date of grant. Generally, options vest over a five-year period and are exercisable over a ten-year life. In 2004, 200,000 options were granted which vest in portions based on the Company’s common stock exceeding various stock closing sales prices for 20 consecutive days. These performance based options were cancelled on December 31, 2004 upon termination of the employee option holder. As of December 31, 2005, 2004 and 2003, 3,153,628, 3,091,503 and 2,694,710 options, respectively, were outstanding under the 2004 and 1996 Plans. Included in the December 31, 2005 balance are 549,806 options related to a 300,000 Restricted Stock Award to our Chief Executive Officer and Restricted Stock Units of 66,537 to directors, which awards count as 1.5 options for every 1 award granted, pursuant to Section 4(a) of the 2004 Long-Term Incentive Compensation Plan. Since the 1996 Plan’s inception, the Board of Directors granted options to purchase 285,000 shares of common stock outside the 1996 Plan. Compensation expense related to the non-employee portion of these shares is not material. The following table summarizes the combined activity under the Plan and the options granted outside the Plan at December 31 (shares in thousands):

	2005		2004		2003
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding, beginning of year	3,292	$4.41	2,802	$4.34	2,705	$7.49
Granted	853	$4.29	1,592	$3.76	1,675	$2.57
Exercised	(325)	$2.61	(51)	$3.51	(71)	$3.68
Cancelled	(490)	$4.15	(1,051)	$3.56	(1,507)	$8.05

Outstanding, end of year	3,330	$4.64	3,292	$4.41	2,802	$4.34

Exercisable, end of year	1,604	$5.15	1,735	$4.74	1,251	$5.31

The following table reflects the weighted average exercise price and weighted average contractual life for various exercise price ranges of the 2,779,655 options (excluding 450,000, 17,088, and 82,718 options related to restricted stock grants which were granted at a fair values of $3.79, $3.95, and $4.08 per share, respectively, the closing price of our stock on the date of grant) outstanding as of December 31, 2005:

Exercise Price Range	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Contractual Life (Yrs)
$ 2.60- 2.61	533,332	$2.60	7.36
$ 3.15- 3.75	412,325	$3.56	7.32
$ 3.79	500,000	$3.79	8.90
$ 3.88- 4.69	463,650	$4.27	7.91
$ 4.75- 6.20	471,000	$5.00	6.84
$ 6.25- 13.05	399,348	$9.52	4.56

	2,779,655

The following table reflects the weighted average exercise price for various exercise price ranges of the 1,603,776 options exercisable at December 31, 2005:

Exercise Price Range	Shares	Wtd. Avg. Exercise Price
$ 2.60- 2.61	297,247	$2.60
$ 3.15- 3.75	212,741	$3.62
$ 3.79	244,791	$3.79
$ 3.88- 4.69	214,983	$4.26
$ 4.75- 6.20	265,166	$5.15
$ 6.25- 13.05	368,848	$9.51

	1,603,776

During the year ended December 31, 2005, the Company granted 770,000 options to purchase the Company’s common stock, primarily as employment inducements for key executives. Of these options, 63,000 vest after one year and the remaining 707,000 vest over a five-year period. During 2003, the Company issued 100,000 options to a consultant, of which 30,000 vested immediately and the remaining 70,000 options vest in portions based on the Company’s common stock exceeding various stock closing sales prices for 20 consecutive days. The Company recognized $40,000, $40,000 and $27,000 of compensation expense in 2005, 2004 and 2003, respectively, related to these options. The Company granted a Restricted Stock Award of 300,000 shares and a Restricted Stock Units of 11,392 shares in the fourth quarter of 2004 and Restricted Stock Units of 55,145 shares in the second quarter of 2005. The Company recognized compensation expense in 2005 and 2004 in the amount of $518,000 and $39,000, respectively, related to these Restricted Stock grants.

The summary below presents the pro-forma financial results that would have been reported if the Company had applied the provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148 (dollars are presented in thousands, except per share amounts):

	For the Year Ended December 31,
	2005	2004	2003
		(As restated)
Net loss, as reported	$(1,531)	$(31,855)	$(7,963)
Total stock-based compensation expensed in net income (loss), net of related tax effects	557	78	40
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,071)	(1,681)	(1,482)

Pro forma net loss	$(2,045)	$(33,458)	$(9,405)

Loss per common share:
Basic—as reported	$(0.07)	$(1.46)	$(0.37)
Basic—pro forma	$(0.09)	$(1.54)	$(0.43)
Loss per share:
Diluted—as reported	$(0.07)	$(1.46)	$(0.37)
Diluted—pro forma	$(0.09)	$(1.54)	$(0.43)

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2005, 2004 and 2003, respectively: risk-free interest rate of 4.47, 4.23, and 4.27 percent; expected life of 3.35, 5.45 and 5.27 years; expected volatility of 40.3, 38.8, and 61.6 percent; and dividend yield of zero in 2005, 2004 and 2003, respectively. The weighted-average grant-date fair value of new grants in 2005, 2004 and 2003 was $2.52 per share, $1.90 per share, and $2.56 per share, respectively. The stock-based compensation expense determined under the fair value based method presented on a pro forma basis includes an adjustment during the year ended December 31, 2004 to reverse expenses related to certain variable options that were cancelled. As permitted by APB 25, the Company originally reported an expense for the total estimated amount for these options on a pro forma basis in the period the options were granted.

NOTE 15. INCOME TAXES

Income tax expense (benefit) from continuing operations in 2005, 2004 and 2003 is comprised of the following amounts (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
		(As restated)
Current income tax expense (benefit):
Federal	$72	$359	$(9,294)
State	794	—	(2,323)

	866	359	(11,617)

Deferred income tax expense (benefit):
Federal	(204)	(5,226)	8,751
State	—	(981)	2,165

	(204)	(6,207)	10,916

Income tax expense (benefit)	$662	$(5,848)	$(701)

A reconciliation between reported income tax expense from continuing operations and the amount computed by applying the statutory federal income tax rate of 34% for 2005, 2004 and 2003 is as follows (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
		(As restated)
Computed at statutory rate	$89	$(10,200)	$(596)
State income tax expense (benefit), net of Federal tax benefit (expense)	(50)	(1,181)	(84)
Reduction in estimated tax reserve	—	(1,060)	—
Valuation allowance, net of return to provision adjustments of ($2,430) in 2005	557	7,549	—
Other	66	(956)	(21)

Income tax expense (benefit)	$662	$(5,848)	$(701)

The income tax expense (benefit) on the gain (loss) from discontinued operations in 2005, 2004 and 2003 was zero, $(5.4 million) and $(4.6 million), respectively.

The tax effects of temporary differences that give rise to the deferred income taxes at December 31, 2005 and 2004 are presented below (in thousands):

	2005	2004
		(As restated)
Deferred tax assets:
Prepaid expenses and other	$183	$—
Fixed assets and intangibles	1,298	—
Joint ventures	—	—
Deferred revenue	2,465	2,620
Other	249	141
Federal and state tax net operating loss carryforwards	7,699	8,915
Valuation allowance	(10,535)	(7,549)

Total deferred tax assets	1,359	4,127

Deferred tax liabilities:
Accounts receivable	(802)	(1,793)
Prepaid expenses and other	—	(187)
Fixed assets and intangibles	—	(1,383)
Joint ventures	(557)	(968)

Total deferred tax liabilities	(1,359)	(4,331)

Total net deferred tax assets (liabilities)	$—	$(204)

The federal and state tax net operating loss carryforwards of $15.2 million and $64.2 million, respectively, principally expire in 2024.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the twenty-year loss carryforward period. We recorded valuation allowances of $7.5 million in 2004 and $10.5 million in 2005 that relate to net tax deferred assets, including state and federal net operating losses.

Due to losses for the last three years the realization of deferred tax assets is questionable. Therefore, valuation allowances for net deferred tax assets were recorded in 2004 and 2005. The tax provision of $662,000 for the year ended December 31, 2005 is for state income taxes and federal alternative minimum tax.

NOTE 16. GAIN ON SALE OF OPERATIONS

Effective April 30, 2004, we completed the sale of our operations in San Antonio, Texas. The purchase price was $10.5 million, resulting in a pre-tax gain on sale of approximately $4.7 million. Net cash received was $9.7 million after purchase price adjustments. The sale included (1) assets we owned and leased in our operation of M&S Imaging Partners, Inc., (2) a diagnostic imaging center, and (3) certain partnership interests, but did not include accounts receivable aggregating approximately $4.7 million, which we retained.

Results of operations for the San Antonio operations were as follows (in thousands):

	For the Year Ended December 31,
	2004	2003
Service fee revenue	$5,988	$15,223

Cost of services	3,309	6,775
Equipment lease	5	14
Provision for doubtful accounts	1,175	2,250
Depreciation and amortization	510	1,471

Gross profit	$989	$4,713
Gain on sale of operations	4,669	—
Other, net	(129)	(313)

Pre-tax income from operations	$5,529	$4,400
Income tax expense	1,880	1,496

Net income from operations	$3,649	$2,904

NOTE 17. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding increased during the year ended December 31, 2005 and 2004 primarily due to the exercise of stock options.

Diluted EPS includes options, warrants, and other potentially dilutive securities, using the treasury stock method for options and warrants to the extent that these securities are not anti-dilutive. Diluted EPS also includes the effect of the convertible junior subordinated note using the “if converted” method to the extent these securities are not anti-dilutive.

	For the Year Ended December 31,
	2005	2004	2003
Weighted average shares for basic earnings per share	22,067,445	21,789,517	21,724,165
Effect of dilutive stock options	—	—	—
Effect of dilutive convertible junior subordinated note	—	—	—

Weighted average shares for diluted earnings per share	22,067,445	21,789,517	21,724,165

Tax-effected interest savings related to convertible junior subordinated note	$—	$—	$—

For the years ended December 31, 2005, 2004 and 2003, 232,341, 449,409 and 224,144 shares, respectively, of stock options were not included in the computation of diluted EPS because to do so would be anti-dilutive.

For the years ended December 31, 2005, 2004 and 2003, approximately $575,000 of interest, net of tax, and 1,593,040 shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive.

NOTE 18. UNCONSOLIDATED AFFILIATES (JOINT VENTURES)

The Company has seven unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. The Company’s investments in these joint ventures are accounted for under the equity method. Total assets for the years ended December 31, 2005 and 2004 include notes receivable from certain unconsolidated joint ventures aggregating $1.3 million and $2.1 million, respectively. Interest income related to these notes receivable was approximately $152,000, $245,000, and $241,000 in fiscal 2005, 2004, and 2003, respectively. The Company also received management service fees of $3.1 million, $2.4 million and $2.2 million for the years ended December 31, 2005, 2004, and 2003, respectively, in connection with operating the centers underlying these joint ventures.

The following table is a summary of key financial data for these joint ventures as of and for the years ended December 31 (in thousands):

	2005	2004	2003
		(As restated)
Current assets	$22,689	$17,554	$20,920
Noncurrent assets	$7,591	$8,513	$13,906
Current liabilities	$2,160	$2,480	$5,117
Noncurrent liabilities	$192	$481	$352
Minority interest	$3,928	$2,865	$4,082
Net revenue	$52,766	$51,586	$53,140
Net income	$12,035	$9,876	$12,538

NOTE 19. VARIABLE INTEREST ENTITIES

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

The Company adopted the provisions of FIN 46 as of March 31, 2004. The Company reviewed its investment in unconsolidated joint ventures and contracted radiology practice arrangements as of December 31, 2005 and 2004 and under the provisions of FIN 46 and has determined that none of its arrangements or investments meet the definition of a variable interest entity.

NOTE 20. SEGMENT REPORTING

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

The following table summarizes the operating results, including continuing and discontinued operations, and assets of our primary and Questar operations (in thousands):

	For the Year Ended December 31, 2005
	Primary Operations	Questar	Total
Service fee revenue	$243,761	$7,679	$251,440
Total costs and expenses	210,525	8,937	219,462

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	33,236	(1,258)	31,978
Equity in earnings of unconsolidated affiliates	3,928	—	3,928
Minority interests in income of consolidated subsidiaries	(632)	—	(632)

Income (loss) before income taxes from continuing operations	36,532	(1,258)	35,274
Income (loss) before income taxes from discontinued operations	121	(1,252)	(1,131)

Income (loss) before income taxes	$36,653	$(2,510)	$34,143

Assets	$116,798	$2,592	$119,390
Purchases of property and equipment	$23,179	$229	$23,408

	For the Year Ended December 31, 2004
	(As restated)
	Primary Operations	Questar	Total
Service fee revenue	$242,064	$9,227	$251,291
Total costs and expenses	230,936	14,863	245,799

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	$11,128	$(5,636)	$5,492
Equity in earnings of unconsolidated affiliates	2,865	—	2,865
Minority interests in income of consolidated subsidiaries	(791)	—	(791)

Income (loss) before income taxes from continuing operations	$13,202	$(5,636)	$7,566
Loss before income taxes from discontinued operations	(1,697)	(11,431)	(13,128)

Income (loss) before income taxes	$11,505	$(17,067)	$(5,562)

Assets	$125,976	$8,253	$134,229
Purchases of property and equipment	$20,513	$1,032	$21,545

	For the Year Ended December 31, 2003
	Primary Operations	Questar	Total
Service fee revenue	$233,463	$8,575	$242,038
Total costs and expenses	200,829	8,327	209,156

Income before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	$32,634	$248	$32,882
Equity in earnings of unconsolidated affiliates	4,082	—	4,082
Minority interests in income of consolidated subsidiaries	(863)	115	(748)

Income before income taxes from continuing operations	$35,853	$363	$36,216
Loss before income taxes from discontinued operations	(3,236)	(10,437)	(13,673)

Income (loss) before income taxes	$32,617	$(10,074)	$22,543

Assets	$140,647	$33,569	$174,216
Purchases of property and equipment	$13,341	$2,467	$15,808

The following table is a reconciliation of the segment income before income taxes to Radiologix’s consolidated reported income (loss) before income taxes (benefit) for the year ended December 31 (in thousands):

	2005	2004	2003
		(As restated)
Segment income before income taxes	$34,143	$(5,562)	$22,543
Unallocated amounts:
Corporate general and administrative	(16,872)	(18,919)	(15,335)
Corporate severance and other related costs	(670)	(405)	(1,315)
Corporate depreciation and amortization	(3,809)	(4,199)	(6,116)
Corporate interest expense	(13,661)	(14,044)	(13,049)

Consolidated loss before income taxes (benefit)	$(869)	$(43,129)	$(13,272)

The following table is a reconciliation of purchases of property and equipment for the segments to Radiologix’s consolidated assets and purchases of property and equipment as of and for the year ended December 31 (in thousands):

	2005	2004
Purchases of Property and Equipment:
Segment amounts	$23,408	$21,545
Corporate	6,550	2,425

Total purchases of property and equipment	$29,958	$23,970

The following table is a reconciliation of total assets and total liabilities for the segments to Radiologix’s consolidated total assets and liabilities, as of December 31 (in thousands):

	2005	2004
		(As restated)
Total Assets
Segment amounts	$119,390	$134,229
Intangible assets, net	54,050	57,381
Deferred financing costs, net	4,942	6,591
Other corporate assets	56,146	40,688

Total assets	$234,528	$238,889

	2005	2004
Total Liabilities
Segment amounts	$25,071	$30,376
Corporate, primarily long-term debt	178,612	178,174

Total liabilities	$203,683	$208,550

NOTE 21. SUPPLEMENTAL GUARANTOR INFORMATION

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

Deferred taxes are provided for by the Parent. The subsidiaries recognize tax expense (benefit) based on taxes computed at the statutory rate. Supplemental Guarantor Information has been restated for items discussed in Note 3 and Note 22. In addition, intercompany activities between the subsidiary and the Parent are presented within operating activities on the condensed consolidated statement of cash flows.

Condensed consolidating financial statements for the Company and its subsidiaries including Radiologix only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$31,145	$(1,515)	$6,374	$—	$36,004
Accounts receivable, net	—	39,375	1,440	—	40,815
Other current assets	14,783	4,224	72	—	19,079

Total current assets	$45,928	$42,084	$7,886	$—	$95,898
Property and equipment, net	9,610	56,529	1,826	—	67,965
Investment in subsidiaries	176,481	—	—	(176,481)	—
Goodwill and intangible assets, net	—	53,107	943	—	54,050
Other assets	5,777	10,838	—	—	16,615
Intercompany receivables	—	23,040	7,173	(30,213)	—

Total assets	$237,796	$185,598	$17,828	$(206,694)	$234,528

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$8,711	$15,681	$488	$—	$24,880
Intercompany payables	30,213	—	—	(30,213)	—
Current portion of long-term debt	(256)	32	256	—	32
Other current liabilities	—	477	—	—	477

Total current liabilities	$38,668	$16,190	$744	$(30,213)	$25,389
Long-term debt, net of current portion	170,157	62	93	—	170,312
Other noncurrent liabilities	—	7,982	—	—	7,982
Minority interests in consolidated subsidiaries	—	—	1,874	—	1,874
Total stockholders’ equity	28,971	161,364	15,117	(176,481)	28,971

Total liabilities and stockholders’ equity	$237,796	$185,598	$17,828	$(206,694)	$234,528

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

(In thousands)

(As restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$30,198	$249	$3,637	$—	$34,084
Accounts receivable, net	—	42,992	1,205	—	44,197
Other current assets	19,175	5,363	130	—	24,668

Total current assets	$49,373	$48,604	$4,972	$—	$102,949
Property and equipment, net	3,860	52,849	1,918	—	58,627
Investment in wholly owned subsidiaries	146,002	—	—	(146,002)	—
Goodwill and intangible assets, net	—	58,564	1,058	—	59,622
Other assets	9,383	8,459	(151)	—	17,691
Intercompany receivables	—	—	7,059	(7,059)	—

	$208,618	$168,476	$14,856	$(153,061)	$238,889

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$6,577	$20,714	$482	$—	$27,773
Current portion of long-term debt	(141)	48	250	—	157
Intercompany payables	1,345	5,714	—	(7,059)	—
Other current liabilities	1,839	536	—	—	2,375

Total current liabilities	$9,620	$27,012	$732	$(7,059)	$30,305
Long-term debt, net of current portion	169,901	92	349	—	170,342
Other noncurrent liabilities	—	7,903	—	—	7,903
Minority interests in consolidated subsidiaries	—	—	1,242	—	1,242
Stockholders’ equity	29,097	133,469	12,533	(146,002)	29,097

	$208,618	$168,476	$14,856	$(153,061)	$238,889

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$239,250	$12,190	$—	$251,440
Costs of operations:
Cost of service	—	153,918	6,980	—	160,898
Equipment lease	—	12,313	722	—	13,035
Provision for doubtful accounts	—	18,665	368	—	19,033
Depreciation and amortization	801	21,938	691	—	23,430

Gross profit	(801)	32,416	3,429	—	35,044

Severance and other related costs	670	—	—	—	670
Corporate general and administrative	16,872	—	—	—	16,872
Impairment of goodwill, intangible and long-lived assets	—	2,241	—	—	2,241
Interest expense, net	13,661	4,620	14	—	18,295

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(32,004)	25,555	3,415	—	(3,034)

Equity in net income of wholly owned subsidiaries	30,479	—	—	(30,479)	—

Equity in earnings of unconsolidated affiliates	—	3,928	—	—	3,928

Minority interests in income of consolidated subsidiaries	—	—	(632)	—	(632)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(1,525)	29,483	2,783	(30,479)	262

Income Tax Expense (Benefit)	6	458	198	—	662

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,531)	29,025	2,585	(30,479)	(400)

Discontinued Operations:
Loss from discontinued operations before income tax	—	(1,131)	—	—	(1,131)
Income tax expense (benefit)	—	—	—	—	—

Loss from discontinued operations	—	(1,131)	—	—	(1,131)

NET INCOME (LOSS)	$(1,531)	$27,894	$2,585	$(30,479)	$(1,531)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(In thousands)

(As restated)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$238,352	$12,939	$—	$251,291
Costs of operations:
Cost of service	—	151,315	7,298	—	158,613
Equipment lease	—	17,213	447	—	17,660
Provision for doubtful accounts	—	21,902	435	—	22,337
Depreciation and amortization	954	21,434	611	—	22,999

Gross profit	(954)	26,488	4,148	—	29,682

Severance and other related costs	405	—	—	—	405
Lease termination expense	—	13,948	—	—	13,948
Corporate general and administrative	18,919	—	—	—	18,919
Impairment of goodwill, intangible and long-lived assets	—	14,558	—	—	14,558
Interest expense, net	14,044	4,474	78	—	18,596
Gain on sale of operations	—	(4,669)	—	—	(4,669)

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(34,322)	(1,823)	4,070	—	(32,075)

Equity in net income of wholly owned subsidiaries	(4,868)	—	—	4,868	—
Equity in earnings of unconsolidated affiliates	—	2,865	—	—	2,865

Minority interests in income of consolidated subsidiaries	—	—	(791)	—	(791)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(39,190)	1,042	3,279	4,868	(30,001)

Income Tax Expense (Benefit)	(7,335)	318	1,169	—	(5,848)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(31,855)	724	2,110	4,868	(24,153)

Discontinued Operations:
Loss from discontinued operations before income tax	—	(12,498)	(630)	—	(13,128)
Income tax expense (benefit)	—	(5,166)	(260)	—	(5,426)

Loss from discontinued operations	—	(7,332)	(370)	—	(7,702)

NET INCOME (LOSS)	$(31,855)	$(6,608)	$1,740	$4,868	$(31,855)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$228,256	$13,782	$—	$242,038
Costs of operations:
Cost of service	—	141,592	7,442	—	149,034
Equipment lease	—	16,510	720	—	17,230
Provision for doubtful accounts	—	19,680	548	—	20,228
Depreciation and amortization	1,151	22,083	692	—	23,926

Gross profit	(1,151)	28,391	4,380	—	31,620

Severance and other related costs	1,315	253	—	—	1,568
Corporate general and administrative	15,335	—	—	—	15,335
Impairment of goodwill, intangible and long-lived assets	—	523	—	—	523
Interest expense, net	14,659	4,527	95	—	19,281

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	(32,460)	23,088	4,285	—	(5,087)

Equity in net income of wholly owned subsidiaries	11,793	—	—	(11,793)	—
Equity in earnings of unconsolidated affiliates	—	4,082	—	—	4,082

Minority interests in income of consolidated subsidiaries	—	—	(748)	—	(748)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(20,667)	27,170	3,537	(11,793)	(1,753)

Income Tax Expense (Benefit)	(12,984)	10,868	1,415	—	(701)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,683)	16,302	2,122	(11,793)	(1,052)

Discontinued Operations:
Loss from discontinued operations before income tax	(467)	(10,484)	(568)	—	(11,519)
Income tax expense (benefit)	(187)	(4,194)	(227)	—	(4,608)

Loss from discontinued operations	(280)	(6,290)	(341)	—	(6,911)

NET INCOME (LOSS)	$(7,963)	$10,012	$1,781	$(11,793)	$(7,963)

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$5,798	$20,249	$3,579	$—	$29,626
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(122)	—	—	—	(122)
Purchases of property and equipment	(6,551)	(22,808)	(599)	—	(29,958)
Proceeds from sale of equipment	—	1,173	—	—	1,173
Joint ventures	834	(325)	—	—	509

Net cash used in investing activities	(5,839)	(21,960)	(599)	—	(28,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations, primarily capital leases	140	(53)	(243)	—	(156)
Proceeds from stock	848	—	—	—	848

Net cash provided by (used in) financing activities	988	(53)	(243)	—	692

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	947	(1,764)	2,737	—	1,920
CASH AND CASH EQUIVALENTS, beginning of period	30,198	249	3,637	—	34,084

CASH AND CASH EQUIVALENTS, end of period	$31,145	$(1,515)	$6,374	$—	$36,004

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(In thousands)

(As restated)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$5,508	$6,232	$3,521	$—	$15,261
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(5,539)	—	—	—	(5,539)
Purchases of property and equipment	(520)	(22,873)	(577)	—	(23,970)
Net cash received on sales of operations and imaging centers	—	14,093	—	—	14,093
Repayments from (advances to) unconsolidated affiliates, net	673	—	—	—	673
Other investments	—	(104)	—	—	(104)

Net cash used in investing activities	(5,386)	(8,884)	(577)	—	(14,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations, primarily, capital leases	(61)	(955)	(592)	—	(1,608)
Retirement of senior debt	(1,730)	—	—	—	(1,730)
Proceeds from stock option exercises	190	—	—	—	190
Financing costs	—	—	—	—	—
Other items	52	—	—	—	52

Net cash used in financing activities	(1,549)	(955)	(592)	—	(3,096)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,427)	(3,607)	2,352	—	(2,682)
CASH AND CASH EQUIVALENTS, beginning of period	31,625	3,856	1,285	—	36,766

CASH AND CASH EQUIVALENTS, end of period	$30,198	$249	$3,637	$—	$34,084

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$15,524	$16,975	$6,361	$—	$38,860
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	1,032	(9,397)	(8,148)	—	(16,513)
Repayments from (advances to) unconsolidated affiliates, net	(930)	—	—	—	(930)
Other investments	—	—	—	—	—

Net cash provided by (used in) investing activities	102	(9,397)	(8,148)	—	(17,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations, primarily capital leases	(29)	(3,298)	(687)	—	(4,014)
Proceeds from stock option exercises	253	—	—	—	253
Financing costs	—	(43)	—	—	(43)
Other items	—	—	—	—	—

Net cash provided by (used in) financing activities	224	(3,341)	(687)	—	(3,804)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,850	4,237	(2,474)	—	17,613
CASH AND CASH EQUIVALENTS, beginning of period	15,775	(381)	3,759	—	19,153

CASH AND CASH EQUIVALENTS, end of period	$31,625	$3,856	$1,285	$—	$36,766

NOTE 22. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents unaudited quarterly operating results for each of Radiologix’s last eight fiscal quarters, restated as discussed in Note 3. Radiologix believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods (in thousands, except per share data).

	2005 QUARTER ENDED				2004 QUARTER ENDED
	MAR. 31	JUNE 30	SEPT. 30	DEC. 31	MAR. 31	JUNE 30	SEPT. 30	DEC. 31
	(As restated)	(As restated)	(As restated)					(As restated)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Service fee revenue	$62,751	$64,311	$62,258	$62,120	$66,042	$66,211	$63,613	$55,425
Gross profit	$10,014	$9,934	$7,872	$7,224	$9,596	$10,792	$8,456	$835
Income (loss) from continuing operations before income taxes	$1,463	$1,269	$492	$(2,962)	$1,400	$905	$(8,523)	$(23,783)
Income (loss) from continuing operations	$1,387	$1,176	$217	$(3,180)	$840	$823	$(5,175)	$(20,641)
Income (loss) on discontinued operations	(434)	30	(582)	(145)	(3,547)	(2,932)	(211)	(1,012)

Net income (loss)	$953	$1,206	$(365)	$(3,325)	$(2,707)	$(2,109)	$(5,386)	$(21,653)

Earnings (loss) per common share:
Income (loss) from continuing operations – basic	$0.06	$0.05	$0.01	$(0.14)	$0.04	$0.04	$(0.24)	$(0.95)
Income (loss) from discontinued operations – basic	(0.02)	—	(0.03)	(0.01)	(0.16)	(0.13)	(0.01)	(0.05)

Net income (loss) – basic	$0.04	$0.05	$(0.02)	$(0.15)	$(0.12)	$(0.09)	$(0.25)	$(1.00)

Income (loss) from continuing operations – diluted	$0.06	$0.05	$0.01	$(0.14)	$0.04	$0.04	$(0.24)	$(0.95)
Income (loss) from discontinued operations – diluted	(0.02)	—	(0.03)	(0.01)	(0.16)	(0.13)	(0.01)	(0.05)

Net income (loss) – diluted	$0.04	$0.05	$(0.02)	$(0.15)	$(0.12)	$(0.09)	$(0.25)	$(1.00)

Weighted average shares outstanding:
Basic	21,913	22,339	22,138	22,176	21,766	21,770	21,806	21,816
Diluted	22,509	22,572	22,411	22,176	22,288	22,220	21,806	21,816

Restated amounts for income (loss) from continuing operations before income taxes for the quarters ended March 31, June 30, and September 30 of 2005 reflect a reduction of amortization expense of $194,000, $193,000, and $194,000, respectively. Restated amounts for income (loss) from continuing operations for the quarters ended March 31, June 30, and September 30 of 2005 reflect, in addition to the above stated amounts, a reduction (increase) of income tax expense of $406,000, $354,000, and ($139,000), respectively. Restated amounts for income (loss) from discontinued operations for the quarters ended March 31, June 30, and September 30 of 2005 reflect a reduction of income tax benefit (expense) of $165,000, ($10,000), and $221,000, respectively. Restated amounts for earnings (loss) per common share from continuing operations for the quarters ended March 31, June 30, and September 30 of 2005 reflect a reduction (increase) of $(0.03), $(0.02), and no change, respectively. Restated amounts for earnings (loss) per common share from discontinued operations for the quarters ended March 31, June 30, and September 30 of 2005 reflect a reduction (increase) of $0.01, no change, and $0.01, respectively.

Income (loss) for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 and the corresponding periods in 2004 include the following for continuing operations:

	2005 QUARTER ENDED				2004 QUARTER ENDED
	MAR. 31	JUNE 30	SEPT. 30	DEC. 31	MAR. 31	JUNE 30	SEPT. 30	DEC. 31
								(As restated)
Service fee revenue reduction	$—	$—	$—	$—	$—	$—	$—	$9,128
Lease termination expense	—	—	—	—	—	—	—	13,948
Equity in earnings reduction	—	—	—	—	—	—	—	286
Impairment of goodwill, intangible and long-lived assets	—	—	—	2,241	—	5,752	7,474	1,332
Contract termination costs	—	—	—	—	—	—	515	—
Stock based compensation expense	82	131	182	162	—	—	53	25
Severance and related costs	—	—	—	670	—	—	405	—
Litigation and regulatory matters	—	—	—	—	—	—	295	—
Gain on sale of operations	—	—	—	—	—	(4,669)	—	—
Other impairment	—	(370)	—	—	—	—	263	275

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

In connection with our year end close process and the preparation of this Annual Report on Form 10-K as of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are ineffective at December 31, 2005 because of the material weakness in internal control over financial reporting noted below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As part of this assessment, management evaluated the controls over the procedures for accounting for lease terminations and concluded that a material weakness existed in these controls. We use these procedures to determine the accounting treatment for terminating lease contracts. In 2004, we capitalized $13.9 million relating to the termination of the lease contract with PresGar when, in fact, it should have been expensed. Consequently, this lead to a restatement of our 2004 consolidated financial statements in this Form 10-K whereby we increased operating expense by $13.9 million, decreased amortization expense by $0.1 million, and decreased intangible assets by $13.9 million. Management determined that the material weakness in the procedures for accounting for lease terminations was not remediated as of December 31, 2005. Because of this material weakness, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 48 hereof.

Changes to Internal Control over Financial Reporting

As noted in our 2004 Form 10-K, subsequent to December 31, 2004, but prior to the finalization of our 2004 consolidated financial statements, the Company placed into operations new controls to address the material weakness we identified in our accounts receivable estimation process. These new controls include a retrospective collection analysis that matches cash collections to billed charges by month of service. We believe these new controls have remediated the material weakness that existed as of December 31, 2004, and that these controls operated effectively during the twelve months ended December 31, 2005.

In response to a comment letter that the Company received from the staff of the Securities and Exchange Commission in connection with a customary review of the Company’s Annual Report in Form 10-K for the year ended December 31, 2004, the Company has reevaluated the accounting treatment of the PresGar equipment lease financing arrangement acquired on October 31, 2004 for $13.9 million. This was an isolated transaction, not a part of the Company’s ordinary course of business. However, the Company determined that the financial statements in the 2004 Annual Report should be restated. Management has enhanced the review process by ensuring that future material unusual transactions are subject to a more thorough and detailed review. The Company has revised its accounting policy for material unusual transactions to include a review by senior financial officers and outside accounting experts if deemed necessary. Management believes that these new policies have remediated the material weakness in the Company’s internal controls over financial reporting that existed as of December 31, 2005, and that these internal controls are effective at the reasonable assurance level. However, since these changes were implemented after year end, these changes did not alter the conclusion of management that our internal controls over financial reporting were ineffective at year end.

ITEM 9B. OTHER INFORMATION.

In December 2005, we recorded a $2.2 million pre-tax impairment charge to continuing operations to write-off the remaining goodwill related to our Questar centers in California, Colorado and Minnesota. Increased competition in these markets has eroded the profitability of these centers. The increased competition throughout 2005 coupled with management’s decision to not invest in new equipment has reduced the future expectations for these centers, thus lowering their value. In December 2004, we recorded an impairment charge of $1.1 million to reduce goodwill related to our Questar center in Arizona. This center is one of six Questar sites that remain in continuing operations at December 31, 2004. We did not anticipate this impairment previously as the center is in a strategic location and was projected to improve in volumes, revenues and cash flows in the fourth quarter of 2004 and throughout 2005. However, it appears that because of disruption caused by the move to this new location, confusion in the community due to a change in the center’s name, and increased local competition, we have had difficulty in achieving the volumes, profitability and cash flow levels that we expected in the fourth quarter of 2004 and budgeted for in 2005. Accordingly, we closed this center after exhaustive attempts to engineer a turnaround in its operations.

On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (DRA). The DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System (HOPPS) schedule.

Currently, the technical component of our imaging services is reimbursed under the Part B physician fee schedule, which generally allows for higher reimbursement than under the HOPPS. Under the DRA, we will be reimbursed at the lower of the two schedules, beginning January 1, 2007.

The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (CMS). In November 2005, CMS announced that it will pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. CMS will phase in this rate reduction over two years, so that the reduction will be 25% for each additional imaging procedure in 2006 and another 25% in 2007.

We believe the implementation of the reimbursement reductions contained in the DRA will have a significant effect on our business, financial condition and results of operations.

For the fiscal year ended December 31, 2005, Medicare revenue from our imaging centers represented approximately 26% of our total revenue from our imaging centers. If both reimbursement reductions contained in the DRA had been in effect during fiscal year 2005, we estimate that our Medicare revenue would have been reduced by approximately $13.3 million and equity in earnings of unconsolidated affiliates would have been reduced by $1.6 million. The estimated future reduction in revenue and pre-tax earnings from the reimbursement changes contained in the DRA is as follows:

Estimated Reduction in Revenue and Pre-Tax Earnings from DRA (In thousands of dollars)

	2006	2007
Consolidated Operations:
Contiguous Body Parts	$1,900	$2,900
Fee Schedule Change	—	10,400

Total	$1,900	$13,300

Unconsolidated Operations:
Contiguous Body Parts	$200	$200
Fee Schedule Change	—	1,400

Total	$200	$1,600

These estimated reductions do not include any reductions that would result if commercial payors adopt reimbursement reductions similar to those contained in the DRA. We have been notified by two payors that it will adopt the contiguous body part imaging reduction in 2006. If commercial payors adopt reimbursement reductions similar to those contained in the DRA, this would result in additional reductions in our estimated revenue and pre-tax earnings that could be much greater than the reductions shown above, leading to a further material and substantially negative effect on our business.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Items 401 and 405 of Regulation S-K is contained under the caption “Directors and Executive Officers” in the registrant’s proxy statement for the 2006 annual meeting of stockholders and is incorporated here by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is contained under the caption “Executive Compensation” in the registrant’s proxy statement for the 2006 annual meeting of stockholders and is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 201(d) and Item 403 of Regulation S-K is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in Radiologix’s proxy statement for the 2006 annual meeting of its stockholders and is incorporated here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 404 of Regulation S-K is contained under the caption “Certain Transactions” in the registrant’s proxy statement for the 2006 annual meeting of stockholders and is incorporated here by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services appears under the caption “Proposal III. Ratification of Appointment of Independent Registered Public Accounting Firm” in the registrant’s proxy statement for the 2006 annual meeting of stockholders and is incorporated here by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

1.	The list of financial statements and financial statement schedules filed as part of this report is incorporated here by reference to Item 8. Financial Statements and Supplementary Data, “Index to Consolidated Financial Statements.”

2.	Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003 is included herewith.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Radiologix has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

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

SIGNATURE	TITLE	DATE
/s/ SAMI S. ABBASI Sami S. Abbasi	President, and Chief Executive Officer Director (Principal Executive Officer)	March 30, 2006

/s/ MICHAEL N. MURDOCK Michael N. Murdock	Senior Vice President and Chief Financial Officer and (Principal Financial and Accounting Officer)	March 30, 2006

/s/ MARVIN S. CADWELL Marvin S. Cadwell	Chairman of the Board and Director	March 30, 2006

/s/ PAUL D. FARRELL Paul D. Farrell	Director	March 30, 2006

/s/ JOHN R. GUNN John R. Gunn	Director	March 30, 2006

/s/ JOSEPH C. MELLO Joseph C. Mello	Director	March 30, 2006

/s/ MICHAEL L. SHERMAN, M.D. Michael L. Sherman, M.D.	Director	March 30, 2006

SCHEDULE II

RADIOLOGIX, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(DOLLARS IN THOUSANDS)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	PROVISION	WRITEOFFS	BALANCE AT END OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the Year Ended December 31, 2005	$8,028	$19,033	$(19,874)	$7,187
For the Year Ended December 31, 2004	$10,738	$22,337	$(25,047)	$8,028
For the Year Ended December 31, 2003	$16,123	$20,228	$(25,613)	$10,738

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of American Physician Partners, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement No. 333-30205 on Form S-1).

3.2	Amended and Restated Bylaws of Radiologix, Inc. *

3.3	Amendment to Restated Certificate of Incorporation of American Physician Partners, Inc. (Incorporated by reference to Exhibit 3.3 to the registrant’s report on Form 10-Q for the quarter ended June 30, 1999).

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of Radiologix, Inc. dated July 14, 2003 (incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of certificate evidencing ownership of Common Stock of American Physician Partners, Inc. **

4.2	Securities Purchase Agreement dated as of August 3, 1999 by and between American Physician Partners, Inc. and BT Capital Partners SBIC, L.P. @ (see Exhibit 4.1 thereof).

4.3	Convertible Junior Subordinated Promissory Note dated August 1, 1999 issued to BT Capital Partners SBIC, L.P. @ (see Exhibit 4.2 thereof).

4.4	Indenture dated as of December 12, 2001, among Radiologix, Inc., as Issuer, its subsidiaries identified in the Indenture, as Guarantors, and U.S. Bank, N.A., as Trustee, with respect to $160 Million 10 1/2% Senior Notes due December 15, 2008. (Incorporated by reference to the registrant’s report on Form 10-K for 2001).

4.5	Registration Rights Agreement dated December 12, 2001, among Radiologix, Inc., as Issuer, its subsidiaries identified in the Registration Rights Agreement, as Guarantors, and Jefferies & Company, Inc. and Deutsche Banc Alex. Brown Inc., as Initial Purchasers, with respect to $160 Million 10 1/2% Senior Notes due December 15, 2008. (Incorporated by reference to the registrant’s report on Form 10-K for 2001).

10.1M	American Physician Partners, Inc. 1996 Stock Option Plan. **

10.2	Amended and Restated Credit Agreement dated as of December 31, 2004, among Radiologix, Inc., as Borrower, General Electric Capital Corporation, as Agent and a Lender, and Additional Lenders From Time to Time Party thereto. (Incorporated by reference to Exhibit 10.2 to the registrant’s report on Form 8-K filed with the SEC on January 8, 2004).

10.3	Amended and Restated Master Lease Agreement dated as of March 10, 2004, among Radiologix, Inc., as Lessee, and General Electric Capital Corporation, as Lessor. (Incorporated by reference to Exhibit 10.2 to the registrant’s report on Form 8-K filed with the SEC on July 12, 2004).

10.4M	Form of Indemnification Agreement for certain Directors and Officers (Incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement No. 333-30205 on Form S-1).

10.5	Amended and Restated Service Agreement among Radiologix, Inc., Advanced Imaging Partners, Inc., and Advanced Radiology, P.A., dated as of July 1, 2002. (Incorporated by reference to the same numbered exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2002).

10.6	Amended and Restated Service Agreement among Radiologix, Inc., Ide Imaging Partners, Inc., and The Ide Group, P.C., dated as of July 1, 2002 (Incorporated by reference to Exhibit 10.7 to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).

10.7	Asset Purchase Agreement dated as of October 31, 2004, among Ide Imaging Partners, Inc., MICA Imaging, Inc., and two of its affiliated companies without schedules, which will be furnished to the SEC on request (Incorporated by reference to Exhibit 10.7 to the registrant’s report on Form 10-K for 2004).

10.8	Amended and Restated Service Agreement among Radiologix, Inc., Mid Rockland Imaging Partners, Inc., and Hudson Valley Radiology Associates, P.L.L.C., dated as of July 1, 2002 (Incorporated by reference to Exhibit 10.9 to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).

10.9	Amended and Restated Service Agreement among Radiologix, Inc., Radiology and Nuclear Medicine Partners, Inc., and Radiology and Nuclear Medicine, L.L.C., dated as of July 1, 2002 (Incorporated by reference to Exhibit 10.15 to the registrant’s report on Form 10-Q for the quarter ended September 30, 2002).

10.10	Service Agreement dated November 26, 1997, by and among American Physician Partners, Inc., APPI-Valley Radiology, Inc. and Valley Radiology Medical Associates, Inc.**

10.11	Service Agreement dated January 1, 1998, by and among American Physician Partners, Inc., Community Imaging Partners, Inc., Community Radiology Associates, Inc. and Drs. Korsower and Pion Radiology, P.A. (Incorporated by reference to Exhibit 10.37 to the registrant’s report on Form 10-Q for the quarter ended March 31, 1998).

10.12	Amendment No. 1 to Service Agreement dated as of January 1, 2004, by and among Radiologix, Inc., Community Imaging Partners, Inc., Community Radiology Associates, Inc., and Drs. Korsower and Pion Radiology, P.A. (Incorporated by reference to Exhibit 10.18 to the registrant’s report on Form 10-Q for the quarter ended June 30, 2004).

10.13	Amended and Restated Service Agreement dated as of January 1, 2004, by and among Radiologix, Inc., Treasure Coast Imaging Partners, Inc., and Radiology Imaging Associates – Basilico, Gallagher & Raffa, M.D., P.A. (Incorporated by reference to Exhibit 10.3 to the registrant’s report on Form 10-Q for the period ended June 30, 2004).

10.14	Service Agreement dated September 1, 1998, by and among American Physician Partners, Inc., WB&A Imaging Partners, Inc. and WB&A Imaging, P.C. (Incorporated by reference to Exhibit 10.41 to the registrant’s report on Form 10-Q for the quarter ended September 30, 1998).

10.15	Office Building Lease Agreement between The Equitable-Nissei Dallas Company and Fibreboard Corporation. (Incorporated by reference to Exhibit 10.42 to the registrant’s report on Form 10-Q for the quarter ended September 30, 1998).

EXHIBIT NUMBER	DESCRIPTION
10.16	Assignment and Assumption Agreement dated March 2001, by and between Fibreboard Corporation and Radiologix, Inc. (Incorporated by reference to Exhibit 10.57 to the Registrant’s report on Form 10-K for 2000).

10.17	Asset Purchase Agreement among M&S Imaging Partners, L.P., VHS San Antonio Imaging Partners, L.P., Radiologix, Inc., and Vanguard Health Systems, Inc., effective as of May 1, 2004. (Incorporated by reference to Exhibit 10.41 to the registrant’s report on Form 8-K filed with the SEC on May 7, 2004).

10.18	Purchase and Contribution Agreement among M&S Imaging Partners, L.P., VHS San Antonio Imaging Partners, L.P., VHS San Antonio Partners, L.P., Radiologix, Inc., and Vanguard Health Systems, Inc., effective as of May 1, 2004. (Incorporated by reference to Exhibit 10.42 to the registrant’s report on Form 8-K filed with the SEC on May 7, 2004).

10.19M	Amendment No. 1 to American Physician Partners, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.48 to the registrant’s report on Form 10-Q for the quarter ended June 30, 1999).

10.20M	Employment Agreement dated as of November 24, 2004, between Radiologix, Inc. and Sami S. Abbasi (Incorporated by reference to Exhibit 99.1 to the registrant’s report on Form 8-K filed with the SEC on November 30, 2004).

10.21M	Employment Agreement dated as of January 3, 2005, between Radiologix, Inc. and Michael L. Silhol (Incorporated by reference to Exhibit 10.1 to the registrant’s report on Form 8-K filed with the SEC on January 5, 2005).

10.22M	Employment Agreement dated as of January 3, 2005, between Radiologix, Inc. and Michael N. Murdock (Incorporated by reference to Exhibit 10.2 to the registrant’s report on Form 8-K filed with the SEC on January 5, 2005).

10.23M	The Radiologix, Inc. 2004 Long-Term Incentive Compensation Plan (Incorporated by reference to Appendix C to the registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders). **

10.24M	Form of Restricted Stock Units Agreement under the Radiologix, Inc. 2004 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.24 to the registrant’s report on Form 10-K for 2004).

10.25M	Form of Restricted Stock Award Agreement under the Radiologix, Inc. 2004 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.25 to the registrant’s report on Form 10-K for 2004).

10.26M	Form of Stock Option Agreement under the Radiologix, Inc. 2004 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.26 to the registrant’s report on Form 10-K for 2004).

10.27	Professional Service Agreement dated December 31, 2001, by and among Radiologix, Inc., Pacific Imaging Partners, Inc., Pacific Imaging Consultants, A Medical Group, Inc., and Affiliates in Imaging, A Medical Group, Inc. (Incorporated by reference to Exhibit 10.35 to the registrant’s report on Form 10-K for 2003).

21.1	Subsidiaries.*

23.1	Consent of Ernst & Young LLP. *

24.1	Power of Attorney (contained on the signature page of this Form 10-K).*

31.1	Certification of Sami S. Abbasi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Michael N. Murdock pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sami S. Abbasi.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael N. Murdock.*

*	Filed herewith.
M	Management contract or compensatory plan.
**	Incorporated by reference to Exhibits 4.1, 10.1, and 10.23, respectively, to the registrant’s Registration Statement No. 333-31611 on Form S-4.
@	Incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Registrant’s report on Form 8-K filed on August 3, 1999.