Form 10-Q
period 2006-03-31
RADIOLOGIX INC
filed 2006-05-04
CIK 1031329

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                    Accelerated filer    ☒                    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2006
Common Stock, $0.0001 par value	22,242,417 shares

RADIOLOGIX, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,877	$36,004
Restricted cash	5,702	5,662
Accounts receivable, net of allowances	41,418	40,815
Due from affiliates	1,768	1,737
Federal and state income tax receivables	6,081	6,189
Other current assets	5,151	5,491

Total current assets	$104,997	$95,898
Property and equipment, net	68,154	67,965
Investments in joint ventures	8,392	10,597
Intangible assets, net	53,217	54,050
Deferred financing costs, net	4,529	4,942
Other assets	966	1,076

Total assets	$240,255	$234,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$6,984	$10,157
Accrued physician retention	8,245	7,051
Accrued salaries and benefits	8,964	6,987
Accrued interest	4,838	685
Current maturities of capital lease obligations	32	32
Other current liabilities	665	477

Total current liabilities	$29,728	$25,389
Long-term debt, net of current portion	158,270	158,270
Convertible debt	11,980	11,980
Capital lease obligations, net of current portion	54	62
Deferred revenue	6,392	6,494
Other liabilities	1,524	1,488

Total liabilities	$207,948	$203,683

Commitments and contingencies

Minority interests in consolidated subsidiaries	913	1,874

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,261,101 shares issued at March 31, 2006 and December 31, 2005, and 22,242,417 outstanding at March 31, 2006 and December 31, 2005	2	2
Treasury stock	(180)	(180)
Additional paid-in capital	16,002	15,615
Retained earnings	15,570	13,534

Total stockholders’ equity	$31,394	$28,971

Total liabilities and stockholders’ equity	$240,255	$234,528

See accompanying notes to consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2006	2005
		(As restated)
	(Unaudited)
Service fee revenue	$65,117	$62,751
Costs of operations:
Cost of services	39,916	39,820
Equipment leases	3,756	2,806
Provision for doubtful accounts	5,279	4,467
Depreciation and amortization	5,970	5,644

Gross profit	$10,196	$10,014

Corporate general and administrative	4,716	4,348
Interest expense, net, including amortization of deferred financing costs	4,477	4,676

Income before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	$1,003	$990

Equity in earnings of unconsolidated affiliates	1,045	622

Minority interests in income of consolidated subsidiaries	(146)	(149)

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	$1,902	$1,463

Income tax expense	103	76

INCOME FROM CONTINUING OPERATIONS	$1,799	$1,387

Discontinued Operations:
Income (loss) from discontinued operations before income taxes	237	(434)
Income tax expense	—	—

Income (loss) from discontinued operations	$237	$(434)

NET INCOME	$2,036	$953

INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations – basic	$0.08	$0.06
Income (loss) from discontinued operations – basic	$0.01	$(0.02)

Net income – basic	$0.09	$0.04

Income from continuing operations – diluted	$0.08	$0.06
Income (loss) from discontinued operations – diluted	$0.01	$(0.02)

Net income – diluted	$0.09	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	22,242,417	21,913,738
Diluted	22,242,417	22,509,821

See accompanying notes to unaudited consolidated financial statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2006	2005
		(As restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,036	$953
Adjustments to reconcile net income to net cash provided by operating activities – including discontinued operations:
Minority interests in income of consolidated subsidiaries	146	149
Distributions to minority interests in consolidated subsidiaries	(1,106)	—
Equity in earnings of unconsolidated affiliates	(1,045)	(622)
Distributions from unconsolidated affiliates	3,250	281
Depreciation and amortization	5,970	5,644
Amortization of deferred financing costs	412	412
Gains on sales of equipment	(807)	(526)
Deferred revenue	(102)	(102)
Restricted stock compensation expense	387	101
Deferred income tax expense	—	94
Changes in operating assets and liabilities:
Accounts receivable, net	(603)	(107)
Income taxes receivable	108	2,040
Other assets	386	1,531
Accounts payable and accrued expenses	4,355	3,984

Net cash provided by operating activities	$13,387	$13,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(40)	(22)
Purchases of property and equipment	(5,523)	(4,473)
Proceeds from sales of equipment	957	697
Repayments from unconsolidated affiliates, net	100	—

Net cash used in investing activities	$(4,506)	$(3,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(8)	(101)
Proceeds from stock option exercises	—	391

Net cash provided by (used in) financing activities	$(8)	$290

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,873	10,324
CASH AND CASH EQUIVALENTS, beginning of period	36,004	34,084

CASH AND CASH EQUIVALENTS, end of period	$44,877	$44,408

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$333	$351
Income taxes paid, net of refunds received	$(88)	$(2,040)

See accompanying notes to unaudited consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

Note 1. Description of Business

Radiologix, Inc. (together with its subsidiaries, “Radiologix” or the “Company”), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), position emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiology (X-ray) and fluoroscopy. This quarterly report for Radiologix supplements our annual report to security holders on Form 10-K for the fiscal year ended December 31, 2005. As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in the annual report on Form 10-K. Accordingly, these consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and are of a normal recurring nature, other than those adjustments related to discontinued operations, which adjustments are discussed separately in the notes below. Interim results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year.

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

For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation and the audited consolidated financial statements and notes included in our annual report to security holders on Form 10-K for the year ended December 31, 2005.

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

Goodwill, Intangible and Long-lived Assets

The value of goodwill and intangible assets is stated at the lower of cost or fair value. Goodwill is not subject to amortization; however it is subject to periodic valuation assessments. Under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company is required to perform at least an annual impairment test and to consider other indicators that may arise throughout the year to reevaluate carrying value. To the extent book value exceeds fair value, at the date an impairment is determined, the Company reduces goodwill by recording a charge to operations. The Company impaired its remaining balance of goodwill during the quarter ended December 31, 2005.

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

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line method, which approximates the effective interest method. As of March 31, 2006 and December 31, 2005, accumulated amortization of deferred financing costs was approximately $7.1 million and $6.7 million, respectively.

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

Our accounts receivable write-off process is primarily system-driven whereby a series of communications requesting payment is sent to a patient who either is without healthcare benefit coverage or who owes us a co-pay amount. These communications increase in intensity and urgency as the receivable becomes more delinquent. The communication cycle is a series of billing statements and letters requesting payment. The statements and letters are normally sent to patients who are without health insurance or who owe us a co-payment or deductible after insurance has been paid. The letters are sent for up to 110 days. If the receivable remains uncollected after this 110-day period, the communication cycle is complete and the receivable is written off in our patient accounting system and referred to a collection agency. We also review accounts receivable “events checklists” which are designed to identify significant delinquent accounts receivable. Write-offs for accounts identified by our events checklists are approved by the Vice President of our Patient Services Group.

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

Concentration of Credit Risk

The Company’s accounts receivable consist primarily of service fee revenue generated by radiology practices and imaging centers for services performed that are immediately purchased by us and ultimately due from Medicare, Medicaid, managed care and private and other payors. The Company estimates that approximately 28% of these revenues in the three months ended March 31, 2006 and 2005 were funded through the Medicare and Medicaid programs. The Company and its contracted radiology practices perform ongoing credit evaluations of their patients and generally do not require collateral. The Company and its contracted radiology practices maintain estimated allowances for potential credit losses.

Note 3. Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified-prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.	A “modified-retrospective” method which includes the requirements of the modified-prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company elected to use the modified-prospective method and, accordingly, has not restated prior period results.

As a result of adopting SFAS 123(R) we recorded $224,000 of stock-based compensation for the three months ended March 31, 2006. Pursuant to APB 25, we reported, on a proforma basis in our footnotes to our financial statements, stock compensation expense of $160,000 for the three months ended March 31, 2005. Stock-based compensation from our adoption of SFAS 123(R) relates to our 1996 and 2004 stock option plans. This compensation is measured at the date of each grant based on the calculated fair value of each grant.

Under the 1996 Stock Option Plan (the “1996 Plan”), an initial 4,000,000 options to purchase shares of the Company’s common stock were available for grant to key directors, employees and other healthcare professionals associated with Radiologix, as defined by the 1996 Plan. On July 15, 2004, the Company’s stockholders approved the adoption of the 2004 Long-Term Incentive Plan. As a result, all stock award grants from then on are made under this 2004 Plan. The total number of shares reserved and available for grant under the 2004 Plan are 3,000,000 plus any shares remaining available for grant under the prior 1996 Plan. Options granted under the 2004 Plan may be either incentive stock options (“ISO”) or nonqualified stock options (“NQSO”). The option price per share under the 2004 Plan may not be less than 100% of the fair market value at the grant date for ISO and may not be less than 85% of the fair market value at the grant date for NQSO. All of the options granted under the 2004 and 1996 Plans through March 31, 2006 were at fair market value on the date of grant. Generally, options vest over a five-year period and are exercisable over a ten-year life. During the three months ended March 31, 2006, 25,000 options were granted under the 2004 plan. As of March 31, 2006 2,570,716 options were outstanding under the 2004 and 1996 Plans.

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended March 31, 2006 and 2005, respectively: risk-free interest rate of 4.72% and 4.50%; expected life of 3.4 and 5.4 years; expected volatility of 101.2% and 41.0%; and dividend yield of zero in 2006 and 2005, respectively. The weighted-average grant-date fair value of new grants during the three months ended March 31, 2006 and 2005 was $2.79 and $2.69 per share, respectively.

No options were exercised during the three months ended March 31, 2006. Accordingly, there were no cash flow effects resulting from share-based payment arrangements.

At March 31, 2006, there were share grants outstanding under the 2004 plan related to a 300,000 Restricted Stock Award to our Chief Executive Officer and Restricted Stock Units of 66,537 to directors. Pursuant to Section 4(a) of the 2004 Long-Term Incentive

Compensation Plan, these awards count as 1.5 shares for every 1 award granted, for a total of 549,806 share grants counted against the plan at March 31, 2006. The Company recorded additional stock-based compensation of $163,000 and $101,000 for the three months ended March 31, 2006 and 2005, respectively, related to these awards.

Note 4. Restatement of Financial Statements

In reviewing the PresGar equipment lease contract acquired on October 31, 2004, the Company determined that its original accounting treatment of capitalizing the $13.9 million lease termination costs was incorrect and in fact should have been expensed. Accordingly, the Company restated its financial statements for the year ended December 31, 2004 to increase operating expense and decrease intangible assets, net. The Company has also restated its financial statements for the three months ended March 31, 2005 to decrease depreciation and amortization expense by $194,000 and decrease intangible assets, net of accumulated amortization, of $13.6 million.

We did not record a tax benefit for the $13.9 million lease termination costs because we determined that a valuation allowance was necessary due to the fact that we have had losses for the previous three years and the realization of additional deferred tax assets is questionable. Income tax expense was decreased by $241,000 for the three months ended March 31, 2005 due to the utilization of book net operating losses.

We have also reclassified certain previously reported amounts for all periods presented, including (1) distributions from joint ventures and distributions to minority interests in consolidated subsidiaries have been reclassified from net cash used in investing activities to net cash from operating activities in the consolidated statement of cash flows and (2) certain balances in the Consolidating Balance Sheets and the Consolidating Statements of Operations in Note 11, Supplemental Guarantor Information, have been revised; these revisions primarily consist of separate reporting of investments in subsidiaries and intercompany receivables/payables in the Consolidating Balance Sheets and separate reporting of equity in income of wholly owned subsidiaries in the Consolidating Statements of Operations.

Note 5. Revenue Presentation

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

The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of operations had Radiologix met the provisions of EITF 97-2 (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Revenue for contracted radiology practices and diagnostic imaging centers, net of contractual adjustments	$88,619	$86,181
Less: amounts retained by contracted radiology practices	(23,502)	(23,430)

Service fee revenue	$65,117	$62,751

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

	For the Three Months Ended March 31,
	2006	2005
Professional component	$9,424	$8,133
Technical component	55,693	54,618

Service fee revenue	$65,117	$62,751

Note 6. Long-Term Debt

Long-term debt and capital lease obligations consists of the following at March 31, 2006 and December 31, 2005 (in thousands):

	2006	2005
10.5% Senior Notes, due December 15, 2008	$158,270	$158,270
8% Convertible Junior Subordinated Note due July 2009	11,980	11,980
Note payable to bank and capital lease obligations, various interest rates	86	94

	$170,336	$170,344
Current portion of long-term debt and capital lease obligations	(32)	(32)

Long-term debt and capital lease obligations, net of current portion	$170,304	$170,312

Senior Notes

The Company’s $158.3 million in senior notes due December 15, 2008, bear interest at 10.5% payable semiannually in arrears on June 15 and December 15. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued interest to the date of redemption. These notes are unsecured obligations, which rank senior in right of payment to all subordinated indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries. The required debt incurrence ratio under these notes is 2.75. Our debt incurrence ratio of 2.50 at March 31, 2006 is not in compliance with the requirements of these notes. The non-compliance with the debt incurrence ratio imposes the following limitations on the Company: 1) limits the Company’s ability to make restricted payments (e.g., retirement of the Convertible Junior Subordinated Note) to a maximum of $5,000,000; 2) prevents sale and leaseback transactions; 3) limits the incurrence of additional indebtedness (this does not impact our lease lines or credit facility as they are Permitted Indebtedness); and 4) prevents the designation of an unrestricted subsidiary as a subsidiary. In order to pass the debt incurrence ratio of 2.75 to 1.00, the Company will need to reach $49.8 million in EBITDA for the trailing four quarters. At March 31, 2006 and December 31, 2005, our Senior Notes were trading at 74.0% and 98.0% of face value, respectively.

Convertible Junior Subordinated Note

The Company has a $12.0 million convertible junior subordinated note, which matures July 31, 2009, and bears interest, payable quarterly in cash or in-kind securities, at an annual rate of 8.0%. The note holder may convert borrowings under the note to common stock at $7.52 per share. This note is considered in the calculation of diluted earnings per share, when applicable. The market value of these notes is not readily determinable.

Revolving Credit Agreement

At December 31, 2005, amounts considered outstanding under the revolving credit facility totaled $1.4 million related to two letters of credit in connection with our high retention workers’ compensation program with $28.2 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

Note 7. Commitments and Contingencies

Master Leases Agreement

Radiologix maintains operating leases for certain imaging equipment under an Amended and Restated Master Lease Agreement with GE Healthcare Financial Services (GE). Through this arrangement, GE has agreed to fund up to $60.0 million of equipment leases through December 31, 2006, and requires that at least two-thirds of the outstanding balance represent GE healthcare equipment.

In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying March 31, 2006 balance sheet includes $5.7 million of restricted cash under this provision.

The Master Lease Agreement also contains certain covenants related to financial leverage, fixed charge coverage, and total indebtedness to GE. Failure to comply with these covenants would restrict our ability to lease additional equipment under the Master Lease Agreement until the covenants are met. At March 31, 2006, we are in compliance with the required covenants.

At March 31, 2006, applicable amounts outstanding under the Master Lease Agreement totaled $41.4 million; and $15.3 million remained available for future leases. Commitments for leases signed but not placed in service under the Master Lease Agreement were $3.3 million at March 31, 2006.

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

Self-insurance

At March 31, 2006, the amount of reserves related to the potential obligations under our self-insured arrangements, which are comprised of estimated health benefits and workers’ compensation obligations was $2.0 million. We believe we are adequately reserved for estimated potential obligations under these arrangements.

Note 8. Discontinued Operations

A summary of discontinued operations is as follows (in thousands):

	As of and For the Three Months Ended March 31,
	2006	2005
Service fee revenues	$—	$197
Pre-tax income (loss)	$237	$(434)

Pre-tax income in 2006 is due to the recovery of litigation fees.

Assets and liabilities of discontinued operations as of March 31, 2006 and December 31, 2005 were as follows (in thousands):

	2006	2005
Assets	$—	$762
Liabilities	181	177

Net assets (liabilities)	$(181)	$584

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

	For the Three Months Ended March 31,
	2006	2005
Weighted average shares for basic earnings per share	22,242,417	21,913,738
Effect of dilutive stock options	—	596,083
Effect of dilutive convertible junior subordinated note	—	—

Weighted average shares for diluted earnings per share	22,242,417	22,509,821

For the three months ended March 31, 2006 and 2005, approximately $240,000 of interest expense and 1,593,040 of weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the periods. For the three months ended March 31, 2006, 2,570,716 options, 300,000 Restricted Stock Award and 66,537 Restricted Stock Units, related to our 1996 and 2004 stock option plans, were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period.

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

The following table summarizes the operating results, including continuing and discontinued operations, and assets of our primary and Questar operations (in thousands):

	For the Three Months Ended March 31, 2006
	Primary Operations	Questar	Total
Service fee revenue	$63,551	$1,566	$65,117
Total costs and expenses	53,985	1,203	55,188

Income before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	9,566	363	9,929
Equity in earnings of unconsolidated affiliates	1,045	—	1,045
Minority interests in income of consolidated subsidiaries	(146)	—	(146)

Income before income taxes from continuing operations	10,465	363	10,828
Income from discontinued operations	—	237	237

Income before income taxes	$10,465	$600	$11,065

Assets	$119,466	$2,338	$121,804
Purchases of property and equipment	$5,523	$—	$5,523

	For the Three Months Ended March 31, 2005
	Primary Operations	Questar	Total
Service fee revenue	$60,695	$2,056	$62,751
Total costs and expenses	51,392	1,560	52,952

Income before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	9,303	496	9,799
Equity in earnings of unconsolidated affiliates	622	—	622
Minority interests in income of consolidated subsidiaries	(149)	—	(149)

Income before income taxes from continuing operations	9,776	496	10,272
Loss from discontinued operations	(62)	(372)	(434)

Income before income taxes	$9,714	$124	$9,838

Assets	$111,868	$6,101	$117,969
Purchases of property and equipment	$3,973	$218	$4,191

The following table is a reconciliation of the segment income before income taxes to Radiologix’s consolidated reported income before income tax expense (benefit) (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Segment income before income taxes	$11,065	$9,838
Unallocated amounts:
Corporate general and administrative	(4,716)	(4,348)
Corporate depreciation and amortization	(967)	(945)
Corporate interest expense	(3,243)	(3,516)

Consolidated income before income tax expense (benefit)	$2,139	$1,029

The following table is a reconciliation of purchases of property and equipment for the segments to Radiologix’s consolidated assets and purchases of property and equipment for the three month periods ended March 31 (in thousands):

	2006	2005
Purchases of property and equipment:
Segment amounts	$5,523	$4,191
Corporate	—	282

Total purchases of property and equipment	$5,523	$4,473

The following table is a reconciliation of total assets and total liabilities for the segments to Radiologix’s consolidated total assets and liabilities, as of March 31 (in thousands):

	2006	2005
Total Assets
Segment amounts	$121,804	$117,969
Intangible assets, net	53,217	56,550
Deferred financing costs, net	4,529	6,179
Other corporate assets	60,705	61,912

Total assets	$240,255	$242,610

	2006	2005
Total Liabilities
Segment amounts	$27,414	$29,364
Corporate, primary long-term debt	180,534	181,313

Total liabilities	$207,948	$210,677

Note 11. Unconsolidated Affiliates (Joint Ventures)

The Company has seven unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by the contracted radiology practices in such market area or a radiology practice that participates in the joint venture. The Company’s investments in these joint ventures are accounted for under the equity method. Total assets at March 31, 2006 and December 31, 2005 include notes receivable from certain unconsolidated joint ventures aggregating $1.2 million and $1.3 million, respectively. Interest income related to these notes receivable was approximately $28,000 and $47,000 for the three months ended March 31, 2006 and 2005, respectively. The Company also received management service fees of approximately $859,000 and $730,000 for the three months ended March 31, 2006 and 2005, respectively, in connection with operating the centers underlying these joint ventures. The following table is a summary of key financial data for these joint ventures (in thousands):

	March 31, 2006	December 31, 2005
Current assets	$18,043	$22,689
Noncurrent assets	7,122	7,591
Current liabilities	1,598	2,160
Noncurrent liabilities	119	192

	For the Three Months Ended March 31,
	2006	2005
Net revenue	$13,739	$9,699
Pre-tax income	3,426	2,244
Minority interest	1,045	622

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

The following supplemental condensed consolidating financial information presents the balance sheets as of March 31, 2006 and December 31, 2005, and the statements of operations and cash flows for the three months ended March 31, 2006 and 2005. In the consolidating condensed financial statements, the Subsidiary Guarantors account for their investment in the non-guarantor subsidiaries using the equity method.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

March 31, 2006

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$43,547	$(1,468)	$2,798	$—	$44,877
Accounts receivable, net	—	40,383	1,035	—	41,418
Other current assets	15,018	3,632	52	—	18,702

Total current assets	$58,565	$42,547	$3,885	$—	$104,997
Property and equipment, net	1,514	64,825	1,815	—	68,154
Investment in subsidiaries	186,691	—	—	(186,691)	—
Goodwill and intangible assets, net	—	52,303	914	—	53,217
Other assets	5,254	8,633	—	—	13,887
Intercompany receivables	—	29,198	10,897	(40,095)	—

Total assets	$252,024	$197,506	$17,511	$(226,786)	$240,255

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$2,097	$4,455	$432	$—	$6,984
Intercompany payables	40,095	—	—	(40,095)	—
Current portion of long-term debt	—	32	—	—	32
Other current liabilities	8,188	14,146	378	—	22,712

Total current liabilities	$50,380	$18,633	$810	$(40,095)	$29,728
Long-term debt, net of current portion	170,250	54	—	—	170,304
Other noncurrent liabilities	—	7,916	—	—	7,916
Minority interests in consolidated subsidiaries	—	—	913	—	913
Total stockholders’ equity	31,394	170,903	15,788	(186,691)	31,394

Total liabilities and stockholders’ equity	$252,024	$197,506	$17,511	$(226,786)	$240,255

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

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

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2006

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$61,996	$3,121	$—	$65,117
Costs of operations:
Cost of services	—	38,105	1,811	—	39,916
Equipment leases	—	3,521	235	—	3,756
Provision for doubtful accounts	—	5,196	83	—	5,279
Depreciation and amortization	215	5,577	178	—	5,970

Gross profit	$(215)	$9,597	$814	$—	$10,196

Corporate general and administrative	$4,716	$—	$—	$—	$4,716
Interest expense, net	3,243	1,237	(3)	—	4,477

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	$(8,174)	$8,360	$817	$—	$1,003

Equity in net income of wholly owned subsidiaries	10,210	—	—	(10,210)	—
Equity in earnings of unconsolidated affiliates	—	1,045	—	—	1,045

Minority interests in income of consolidated subsidiaries	—	—	(146)	—	(146)

Income (loss) before income taxes and discontinued operations	$2,036	$9,405	$671	$(10,210)	$1,902

Income tax expense	—	103	—	—	103

Income (loss) from continuing operations	$2,036	$9,302	$671	$(10,210)	$1,799

Discontinued Operations:
Income from discontinued operations before income taxes	—	237	—	—	237
Income tax expense	—	—	—	—	—

Income from discontinued operations	$—	$237	$—	$—	$237

Net income (loss)	$2,036	$9,539	$671	$(10,210)	$2,036

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2005

(In thousands)

(As restated)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$59,881	$2,870	$—	$62,751
Costs of operations:
Cost of services	—	38,085	1,735	—	39,820
Equipment leases	—	2,750	56	—	2,806
Provision for doubtful accounts	—	4,377	90	—	4,467
Depreciation and amortization	193	5,282	169	—	5,644

Gross profit	$(193)	$9,387	$820	$—	$10,014

Corporate general and administrative	$4,348	$—	$—	$—	$4,348
Interest expense, net	3,516	1,145	15	—	4,676

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	$(8,057)	$8,242	$805	$—	$990

Equity in net income of wholly owned subsidiaries	9,010	—	—	(9,010)	—
Equity in earnings of unconsolidated affiliates	—	622	—	—	622

Minority interests in income of consolidated subsidiaries	—	—	(149)	—	(149)

Income (loss) before taxes and discontinued operations	$953	$8,864	$656	$(9,010)	$1,463

Income tax expense	—	76	—	—	76

Income (loss) from continuing operations	$953	$8,788	$656	$(9,010)	$1,387

Discontinued Operations:
Loss from discontinued operations before income taxes	—	(379)	(55)	—	(434)
Income tax expense	—	—	—	—	—

Loss from discontinued operations	$—	$(379)	$(55)	$—	$(434)

Net income (loss)	$953	$8,409	$601	$(9,010)	$953

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2006

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$(5,487)	$22,222	$(3,348)	$—	$13,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(40)	—	—	—	(40)
Purchases of property and equipment	—	(5,356)	(167)	—	(5,523)
Proceeds from sale of equipment	—	957	—	—	957
Repayments from unconsolidated affiliates, net	100	—	—	—	100

Net cash used in investing activities	$60	$(4,399)	$(167)	$—	$(4,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	66	(13)	(61)	—	(8)
Due to/from parent/subsidiaries	17,763	(17,763)	—	—	—

Net cash provided by (used in) financing activities	$17,829	$(17,776)	$(61)	$—	$(8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,402	47	(3,576)	—	8,873
CASH AND CASH EQUIVALENTS, beginning of period	31,145	(1,515)	6,374	—	36,004

CASH AND CASH EQUIVALENTS, end of period	$43,547	$(1,468)	$2,798	$—	$44,877

RADIOLOGIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2005

(In thousands)

(As restated)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,079	$10,288	$465	$—	$13,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(22)	—	—	—	(22)
Purchases of property and equipment	(229)	(4,123)	(121)	—	(4,473)
Proceeds from sale of equipment	—	697	—	—	697

Net cash used in investing activities	(251)	(3,426)	(121)	—	(3,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	4	(45)	(60)	—	(101)
Due to/from parent/subsidiaries	7,671	(8,069)	398	—	—
Proceeds from stock option exercises	391	—	—	—	391

Net cash provided by (used in) financing activities	8,066	(8,114)	338	—	290

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,894	(1,252)	682	—	10,324
CASH AND CASH EQUIVALENTS, beginning of period	30,198	249	3,637	—	34,084

CASH AND CASH EQUIVALENTS, end of period	$41,092	$(1,003)	$4,319	$—	$44,408

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Restatement of Financial Statements

In reviewing the PresGar equipment lease contract acquired on October 31, 2004, the Company determined that its original accounting treatment of capitalizing the $13.9 million lease termination costs was incorrect and in fact should have been expensed. Accordingly, the Company restated its financial statements for the year ended December 31, 2004 to increase operating expense and decrease intangible assets, net. The Company has also restated its financial statements for the three months ended March 31, 2005 to decrease depreciation and amortization expense by $194,000 and decrease intangible assets, net of accumulated amortization, of $13.6 million.

We did not record a tax benefit for the $13.9 million lease termination costs because we determined that a valuation allowance was necessary due to the fact that we have had losses for the previous three years and the realization of additional deferred tax assets is questionable. Income tax expense was decreased by $241,000 for the three months ended March 31, 2005 due to the utilization of book net operating losses.

We have also reclassified certain previously reported amounts for all periods presented, including (1) distributions from joint ventures and distributions to minority interests in consolidated subsidiaries have been reclassified from net cash used in investing activities to net cash from operating activities in the consolidated statement of cash flows and (2) certain balances in the Consolidating Balance Sheets and the Consolidating Statements of Operations in Note 11, Supplemental Guarantor Information, have been revised; these revisions primarily consist of separate reporting of investments in subsidiaries and intercompany receivables/payables in the Consolidating Balance Sheets and separate reporting of equity in income of wholly owned subsidiaries in the Consolidating Statements of Operations.

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

We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), PET/CT, nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the three months ended March 31, 2006, we derived 86% of our service fee revenue from the ownership, management and operation of our imaging center network and 14% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of March 31, 2006, we owned, operated or maintained, through our two operating segments, an ownership interest in imaging equipment at 69 locations, with imaging centers located in 7 states, including (1) primary operations in the Mid-Atlantic; the Bay Area, California; Treasure Coast, Florida; Northeast, Kansas; and the Finger Lakes (Rochester) and Hudson Valley markets in New York state; and (2) Questar operations with imaging centers located in California, Colorado and Minnesota.

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

The table below reflects our consolidated accounts receivable aging report at March 31, 2006, which is used to review accounts receivable aging patterns (in thousands):

Payor	0-30 Days	31-60 Days	61-90 Days	91-180 Days	>180 Days	Total
Medicare	$8,956	$3,785	$928	$1,833	$2,042	$17,544
Medicaid	1,167	1,027	568	1,067	1,354	5,183
Blue Cross	6,686	1,608	905	1,126	1,725	12,050
Commercial Insurance	801	1,058	470	398	195	2,922
Managed Care	11,095	6,266	2,108	2,203	3,050	24,722
Capitated	197	24	8	29	10	268
Self Pay	508	2,769	2,691	4,239	1,963	12,170
Workers Compensation	713	992	705	697	1,480	4,587
Other	(330)	741	456	687	846	2,400

Total by payor	$29,793	$18,270	$8,839	$12,279	$12,665	$81,846
Other subsidiary (1)	1,322	494	138	526	402	2,882

Gross accounts receivable per aging	$31,115	$18,764	$8,977	$12,805	$13,067	$84,728

Accrued gross charges (2)						16,719
Allowance for contractual adjustments(3)						(53,672)
Allowance for doubtful accounts(3)						(6,553)
Other						196

Accounts receivable, net of allowances						$41,418

(1)	Aging by payor is not available.
(2)	Procedures have been completed but charges have not been entered into the billing system.
(3)	Allowances are not allocated to individual aging periods.

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

A summary of our volumes and service fee revenue follows (in thousands):

	For the Three Months Ended March 31,
	2006	2005
High end volumes (1)	90	94
Other volumes	302	292

Professional component	$9,424	$8,133
Technical component	55,693	54,618

Service fee revenue	$65,117	$62,751

(1)	Defined as MRI, PET, CT and PET/CT procedures.

Capitation revenue of $3.3 million and $3.8 million in the three months ended March 31, 2006 and 2005, respectively, is included in service fee revenue above. For the three months ended March 31, 2006 and 2005, approximately 5% and 6%, respectively, of our diagnostic imaging center service fee revenue was generated from capitated arrangements. Of this 5% and 6%, two-thirds relates to contracts with two physician groups and the remainder relates to a contract with one managed care payor.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following tables outline our service fee revenue, volumes and operating expenses (excluding stock compensation expense of $387,000 and $101,000), for the quarters ended March 31, 2006 and 2005, respectively, below (in thousands):

	2006	2005	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2006	2005
Service fee revenue	$65,117	$62,751	3.8%

Field salaries and benefits	$23,047	$22,190	3.9%	35.4%	35.4%	—
Field supplies	3,609	3,708	(2.7)	5.5	5.9	(40)
Facility rent	3,694	3,479	6.2	5.7	5.5	20
Other field expenses	9,566	10,443	(8.4)	14.7	16.6	(190)

Cost of services	$39,916	$39,820	0.2%	61.3%	63.4%	(210)

Equipment lease	3,756	2,806	33.9	5.8	4.5	130
Provision for doubtful accounts	5,279	4,467	18.2	8.1	7.1	100
Depreciation and amortization	5,970	5,644	5.8	9.2	9.0	20
Corporate, general and administrative	4,329	4,247	1.9	6.6	6.8	(20)
Interest expense, net	4,477	4,676	(4.3)	6.9	7.5	(60)

Total operating expense	$63,727	$61,660	3.4%	97.9%	98.3%	(40)

Comparable results excluding certain Medical Services Agreement operations (San Antonio and the terminated Mid-Atlantic agreement) the “terminated MSA operations” are presented below:

	2006	2005	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2006	2005
Service fee revenue	$65,117	$61,821	5.3%

Field salaries and benefits	$23,047	$21,985	4.8%	35.4%	35.5%	(10)
Field supplies	3,609	3,697	(2.4)	5.5	6.0	(50)
Facility rent	3,694	3,448	7.1	5.7	5.6	10
Other field expenses	9,564	10,336	(7.5)	14.7	16.7	(200)

Cost of services	$39,914	$39,466	1.1%	61.3%	63.8%	(250)

Equipment lease	3,750	2,806	33.6	5.8	4.5	130
Provision for doubtful accounts	5,302	4,223	25.6	8.1	6.8	130
Depreciation and amortization	5,970	5,643	5.8	9.2	9.2	—
Corporate, general and administrative	4,329	4,247	1.9	6.6	6.9	(30)
Interest expense, net	4,477	4,676	(4.3)	6.9	7.6	(70)

Total operating expense	$63,742	$61,061	4.4%	97.9%	98.8%	(90)

For the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, service fee revenue increased $2.4 million or 3.8%. This increase is primarily attributable to (1) higher procedure volumes and (2) higher withhold payments received by our subsidiary in Rochester, New York. Two payors in that market withhold a percentage of each payment for all providers in the market and put the money into a risk-sharing pool for imaging services. At the end of each year, the payors review the utilization of imaging services to determine the amount to pay to the provider. In the first quarter of each year, we receive a settlement for the prior year.

Excluding the terminated MSA operations noted above, service fee revenue increased $3.3 million or 5.3% for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. This increase is due to (1) higher procedures volumes and (2) higher withhold payments received by our subsidiary in Rochester, New York (as explained above).

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the three months ended March 31, 2006 and 2005 were 35.4%. This percentage remained unchanged primarily due to (1) merit increases, (2) higher technologist costs, and (3) overtime costs for employee training in connection with our REWARD program described below, all of which were offset by a decrease in bonuses accrued for field personnel.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the three months ended March 31, 2006 and 2005, excluding the terminated MSA operations, were 35.4% and 35.5%, respectively. Management continually evaluates our service offerings, patient flows and technology offerings to identify more efficient and less costly methods of providing high quality patient care and continually evaluates its back office and support operations for new opportunities to gain economies of scale. We believe our Radiologix Enhanced Workflow And Record Distribution or “REWARD” (a comprehensive Radiology Information System/Picture Archival Communications System) Program will help us achieve greater efficiencies and lower our operating costs. We expect REWARD to enhance operational efficiencies by: (1) standardizing processes and protocols across the Company, (2) automating, accelerating and simplifying workflow, (3) improving the capture of front-end data including billing and patient scheduling information, (4) providing more timely digitized images and records to referring physicians and (5) reducing film and storage costs once fully implemented.

Field supplies, excluding the terminated MSA operations, as a percentage of service fee revenue were 5.5% for the three months ended March 31, 2006 compared to 6.0% for the three months ended March 31, 2005. This percentage decrease was due primarily to lower film costs resulting from the ongoing implementation of our REWARD program.

Facility rent, excluding the terminated MSA operations, as a percentage of service fee revenue was 5.7% and 5.6% for the three months ended March 31, 2006 and March 31, 2005, respectively. Facility rent increased as a result of a new imaging center that began operations in April 2005.

Other field expenses, excluding the terminated MSA operations, as a percentage of service fee revenue were 14.7% for the three months ended March 31, 2006 compared to 16.7% for the three months ended March 31, 2005. The decrease is primarily due to (1) the recording of larger gains on sales of equipment during the first quarter of 2006 as compared to the first quarter of 2005 and (2) lower physician purchased service costs due primarily to paying certain physicians for incremental coverage on reading contracts during the first quarter of 2005 that were not paid in 2006 due to the closure of two centers related to this activity in December 2005 and January 2006, offset by increased service contract costs resulting from new coverage on equipment coming off warranty.

Equipment lease expenses, excluding the terminated MSA operations, as a percentage of service fee revenue were 5.8% in the three months ended March 31, 2006 compared to 4.5% for the three months ended March 31, 2005. This increase was primarily due to acquiring new imaging equipment through leasing arrangements.

Provision for doubtful accounts increased by $812,000 in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to increased write-offs in our hospital business.

Depreciation and amortization increased in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to the impact of new imaging centers and new equipment placed in service, lease buyouts, and the acquisition of diagnostic equipment.

Corporate, general and administrative expenses increased in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to costs associated with the Company’s first annual leadership meeting held in February 2006.

Interest expense (net of interest income), including amortization of deferred financing costs, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is lower due primarily to earning interest income on additional invested funds.

Income tax expense for the three months ended March 31, 2006 and 2005 was $103,000 and $76,000, respectively. In each period, this expense reflects state taxes only as our federal effective tax rate was zero due to the utilization of federal net operating loss carryforwards.

Income tax expense for the three months ended March 31, 2006 and 2005 was $103,000 and $76,000, respectively. In each period, this expense primarily reflects state taxes only as our federal effective tax rate was zero due to the utilization of federal net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity at March 31, 2006, was derived from cash and cash equivalents and net cash generated by operating activities. As of March 31, 2006, we had current assets of $105.0 million, including cash and cash equivalents of $44.9 million, and current liabilities of $29.7 million, including current maturities of long-term debt and capital lease obligations of $32,000. For the three months ended March 31, 2006, we generated $13.4 million in net operating cash flow, invested $4.5 million and used cash of $8,000 for financing activities.

Net cash from operating activities for the three months ended March 31, 2006 of $13.4 million decreased from $13.8 million for the same period in 2005. Our operating cash flows are primarily impacted by the amount of service fee revenue we generate and ultimately collect, offset by the amount and timing of our payment obligations for resources used to generate service fee revenue, such as costs for payroll, supplies, equipment operating leases, equipment maintenance contracts, equipment repairs, utilities, facility rent, marketing, interest and general and administrative costs.

For the three months ended March 31, 2006, operating cash flows decreased relative to the comparable period in 2005 due primarily to the receipt of income tax refunds in 2005, and the payment of distributions to the minority interest holders in our consolidated subsidiaries in 2006, offset by distributions received from our unconsolidated joint ventures in 2006.

Our days sales outstanding on accounts receivable decreased from 48.0 days at December 31, 2005 to 43.5 days at March 31, 2006. We calculate days sales outstanding by dividing accounts receivable, net of allowances, by the two-month average revenue per day. Our days sales outstanding decreased as a result of improved denial rates and overall improved collections in the first three months of 2006.

Net cash used in investing activities for the three months ended March 31, 2006 and 2005 was $4.5 million and $3.8 million, respectively. Purchases of property and equipment during the three months ended March 31, 2006 and 2005 were $5.5 million and $4.5 million, respectively, including $1.3 million to buyout operating leases in 2005.

Net cash flows used in financing activities for the three months ended March 31, 2006 was $8,000, compared to net cash flows provided by financing activities for the three months ended March 31, 2005 of $290,000. We received proceeds from the exercises of stock options of $391,000 in the three months ended March 31, 2005 compared to zero in the three months ended March 31, 2006.

At December 31, 2005, we had outstanding senior note borrowings of $158.3 million and a $12.0 million convertible subordinated junior note. At December 31, 2005, amounts considered outstanding under the revolving credit facility totaled $1.4 million related to two letters of credit in connection with our high retention workers’ compensation program with $28.2 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

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

The required debt incurrence ratio under the senior notes is 2.75. Our debt incurrence ratio of 2.50 at March 31, 2006 is not in compliance with these notes. The non-compliance with the debt incurrence ratio limits, among other things, our ability to incur additional debt (this does not impact our lease lines or credit facility as they are Permitted Indebtedness).

At March 31, 2006, applicable amounts outstanding under the Master Lease Agreement totaled $41.4 million; commitments for leases signed but not placed in service under the Master Lease Agreement were $3.3 million, and $15.3 million remained available for future leases.

In fiscal 2006, we plan to spend approximately $7.0 million for capital expenditures in connection with our REWARD Program, $9.0 million for expansion of centers including de novo projects and commit $9.0 million for major diagnostic equipment leases over the respective lease terms. As of March 31, 2006, we spent approximately $1.2 million and $4.3 million on capital expenditures in connection with our REWARD Program and expansion of centers, respectively.

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

Goodwill, Intangible and Long-lived Assets

The value of goodwill and intangible assets is stated at the lower of cost or fair value. Goodwill is not subject to amortization; however it is subject to periodic valuation assessments. Under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company is required to perform at least an annual impairment test and to consider other indicators that may arise throughout the year to reevaluate carrying value. To the extent book value exceeds fair value, at the date an impairment is determined, the Company reduces goodwill by recording a charge to operations. The Company impaired its remaining balance of goodwill during the quarter ended December 31, 2005.

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

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line method, which approximates the effective interest method. As of March 31, 2006 and December 31, 2005, accumulated amortization of deferred financing costs was approximately $7.1 million and $6.7 million, respectively.

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

Concentration of Credit Risk

The Company’s accounts receivable consist primarily of service fee revenue generated by radiology practices and imaging centers for services performed, that are immediately purchased by us and ultimately due from Medicare, Medicaid, managed care and private and other payors. The Company estimates that approximately 28% of these revenues in the three months ended March 31, 2006 and 2005 were funded through the Medicare and Medicaid programs. The Company and its contracted radiology practices perform ongoing credit evaluations of their patients and generally do not require collateral. The Company and its contracted radiology practices maintain estimated allowances for potential credit losses.

Stock-Based Awards

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

3.	A “modified-prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

4.	A “modified-prospective” method which includes the requirements of the modified-prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company elected to use the modified-prospective method and accordingly have not restated prior period results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, revolving credit facility, and its senior and convertible notes. At March 31, 2006, Radiologix had $1.4 million considered outstanding under its revolving credit facility related to two letters of credit in connection with our high retention workers’ compensation programs. Radiologix’s notes bear interest at fixed rates.

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

As noted in our 2005 Form 10-K, subsequent to December 31, 2005, but prior to the finalization of our 2005 consolidated financial statements, the Company placed into operations new controls to address the material weakness we identified in our accounting for lease transactions, including termination of leases. Management has enhanced the review process by ensuring that future material unusual transactions are subject to a more thorough and detailed review. The Company has revised its accounting policy for material unusual transactions to include a review by senior financial officers, and outside accounting experts if deemed necessary. We believe these new controls have remediated the material weakness that existed as of December 31, 2005, and that these controls operated effectively during the first quarter of 2006.

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

Item 1A. Risk Factors

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

Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. Substantially all of the revenue of our diagnostic imaging centers and the contracted radiology practices is currently derived from commercial third-party payors, government sponsored healthcare programs (principally, Medicare and Medicaid) and private and other payors. For the three months ended March 31, 2006, revenue generated at our diagnostic imaging centers consisted of 62% from managed care, 29% from Medicare and Medicaid, and 9% from private and other payors.

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

These estimated reductions do not include any reductions that would result if commercial payors adopt reimbursement reductions similar to those contained in the DRA. We have been notified by two payors that they will adopt the contiguous body part imaging reduction in 2006. If additional commercial payors adopt reimbursement reductions similar to those contained in the DRA, this would result in additional reductions in our estimated revenue and pre-tax earnings that could be much greater than the reductions shown above, leading to a further material and substantially negative effect on our business.

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

We may be unable to successfully complete the operational turnaround of this Company. Over the 2 years we have reviewed our overall operations, disposed of under performing operations, invested in strategic projects such as our REWARD Program, authorized new equipment expenditures, increased marketing initiatives and placed greater focus on Physician Advisory Board (PAB) communications (which involve meetings planned throughout the year with representatives of our contracted radiology practices to discuss strategic initiatives in the market place). There can be no assurance that these actions, or future actions that we may take, will successfully turnaround the operations of the Company.

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

Enforceability of a non-compete covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether, or to what extent, a court will enforce the contracted radiology practices’ covenants. Our inability, or that of our contracted radiology practices, to enforce radiologists’ non-compete covenants could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

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

How providers and their business associates use and disclose certain healthcare information has come under increasing public sensitivity and scrutiny. Additional risks for healthcare providers and their business associates are posed by the HIPAA federal standards, which set forth guidelines concerning how individually-identifiable health information may be used and disclosed. Historically, state law has governed confidentiality issues. But as a result of the enactment of HIPAA, some states have revised their existing laws and regulations. These changes may or may not be consistent with the federal HIPAA provisions. As a provider of healthcare services, we must conform to all applicable laws, both federal and state. We believe that our operations are compliant with these legal standards. Nevertheless, these laws and regulations are new and few have been interpreted by government regulators or courts. Consequently, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations.

Federal False Claims Act violations could affect our participation in government programs.

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The Federal False Claims Act further provides that a lawsuit may be initiated in the name of the United States by an individual who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are in compliance with the rules and regulations that apply to the Federal False Claims Act. However, we could be found to have violated certain rules and regulations resulting in sanctions under the Federal False Claims Act. If we are found in violation, any sanctions imposed could result in fines and penalties and restrictions on and exclusions from participation in federal and state healthcare programs that are integral to our business.

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

The administrative provisions of HIPAA direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data between healthcare payors, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards, thus eliminating all nonstandard formats currently in use. Our contracted radiology practices and diagnostic imaging centers are “covered entities” under HIPAA, and as such, have to comply with the HIPAA electronic data interchange mandates. A failure in our ability to comply with HIPAA Standards or the discontinuance of CMS or payor contingency plans could cause us to experience a delay in claims processing by its payors or lead to a large number of rejected or denied claims. Either of these results may slow our cash collections and increase our accounts receivable days sales outstanding.

Risks Related to Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations on our notes or notes issued to replace them.

At March 31, 2006, we had approximately $170.3 million of indebtedness. In addition, we have the ability to borrow up to $29.6 million under our credit facility. Also, subject to restrictions in the indenture and the credit facility, we may incur additional indebtedness.

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

We are a holding company. Our only material assets are our ownership interests in our subsidiaries. Consequently, we depend on distributions or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, including with respect to our notes. Our non-guarantor subsidiaries are not obligated to make funds available for payment on our notes. Only our subsidiaries that are not unrestricted subsidiaries will guarantee our notes. The financial statements included in this report are presented on a consolidated basis, including all of our subsidiaries. The aggregate total assets at March 31, 2006 of our subsidiaries that are not guarantors of our notes were $17.5 million, or 7.3% of our total assets at March 31, 2006. The operating results of our guarantor subsidiaries may not be sufficient to enable us to make payments on our notes. In addition, our rights and the rights of our creditors, including holders of our notes, to participate in the assets of any of our non-guarantor subsidiaries upon their liquidation or recapitalization will generally be subject to the prior claims of those subsidiaries’ creditors. As a result, our notes are effectively subordinated to the indebtedness of the non-guarantor subsidiaries. As of March 31, 2006, the total liabilities of our non-guarantor subsidiaries, excluding intercompany liabilities, were $810,000, or 0.4% of our total liabilities.

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

Our borrowing availability under our $35 million credit facility is determined through a formula, which allows us to borrow up to 85% of eligible accounts receivable, as defined under the credit facility. If we are unable to generate sufficient eligible accounts receivable, then we may not be able to borrow the full $35 million. At March 31, 2006, we had $28.2 million available for borrowing. To the extent that financing under the credit facility or other financing sources is not available to us or we are not able to generate sufficient cash through operations, we may be restricted in our ability to meet capital expenditure requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits. The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOLOGIX, INC.

Date: May 4, 2006	/s/ SAMI S. ABBASI
Sami S. Abbasi President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2006	/s/ MICHAEL N. MURDOCK
Michael N. Murdock Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Sami S. Abbasi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael N. Murdock pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Sami S. Abbasi. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Michael N. Murdock. *

*	Filed herewith.