Form 10-K/A
period 2005-12-31
RADIOLOGIX INC
filed 2006-09-26
CIK 1031329

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2006 Annual Meeting of Stockholders of the registrant are incorporated by reference in Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2006 (the “Original Filing”), is being filed in response to comments received from the SEC. This Amended Filing amends Item 9A of the Original Filing to include a statement regarding changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2005. In addition, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

ITEM 9A. CONTROLS AND PROCEDURES

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

There has been no change in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Radiologix has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2006.

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