Form 10-Q/A
period 2006-03-31
RADIOLOGIX INC
filed 2006-09-26
CIK 1031329

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2006 (the “Original Filing”), is being filed in response to comments received from the SEC. This Amended Filing amends Item 4. Controls and Procedures to state that the Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006, and to more completely address all aspects of Rule 13a-15(e). In addition, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) designed to ensure that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Radiologix has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2006.

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