Form 10-Q/A
period 2006-06-30
RADIOLOGIX INC
filed 2006-09-26
CIK 1031329

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2006 (the “Original Filing”), is being filed in response to comments received from the SEC. This Amended Filing amends Item 4. Controls and Procedures to state that the Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006, and to more completely address all aspects of Rule 13a-15(e). In addition, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

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