Form 10-Q/A
period 2006-03-31
RADIOLOGIX INC
filed 2006-09-27
CIK 1031329

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amended Filing”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2006 (the “Original Filing”), includes language inadvertently omitted from Amendment No. 1 filed with the SEC on September 26, 2006. In addition, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

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

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Radiologix has duly caused this Amendment No. 2 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2006.

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