Form 10-Q/A
period 2006-06-30
RADIOLOGIX INC
filed 2006-09-27
CIK 1031329

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amended Filing”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2006 (the “Original Filing”), includes language inadvertently omitted from Amendment No. 1 filed with the SEC on September 26, 2006. In addition, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

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

As noted in our 2005 Form 10-K, subsequent to December 31, 2005, but prior to the finalization of our 2005 consolidated financial statements, the Company placed into operations new controls to address the material weakness we identified in our accounting for lease transactions, including termination of leases. Management has enhanced the review process by ensuring that future material unusual transactions are subject to a more thorough and detailed review. The Company has revised its accounting policy for material unusual transactions to include a review by senior financial officers, and outside accounting experts if deemed necessary. We believe these new controls have remediated the material weakness that existed as of December 31, 2005, and that these controls operated effectively during the second quarter of 2006.

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