Form 10-Q
period 2006-09-30
RADIOLOGIX INC
filed 2006-11-08
CIK 1031329

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2006
Common Stock, $0.0001 par value	22,242,417 shares

RADIOLOGIX, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,753	$36,004
Restricted cash	5,800	5,662
Accounts receivable, net of allowances	42,500	40,815
Due from affiliates	705	1,737
Federal and state income tax receivables	6,064	6,189
Other current assets	4,993	5,491

Total current assets	$109,815	$95,898
Property and equipment, net	64,893	67,965
Investments in joint ventures	9,757	10,597
Intangible assets, net	51,551	54,050
Deferred financing costs, net	3,704	4,942
Other assets	586	1,076

Total assets	$240,306	$234,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$7,931	$10,157
Accrued physician retention	7,536	7,051
Accrued salaries and benefits	8,335	6,987
Accrued interest	4,836	685
Current maturities of capital lease obligations	34	32
Other current liabilities	409	477

Total current liabilities	$29,081	$25,389
Long-term debt, net of current portion	158,270	158,270
Convertible debt	11,980	11,980
Capital lease obligations, net of current portion	36	62
Deferred revenue	6,187	6,494
Other liabilities	1,915	1,488

Total liabilities	$207,469	$203,683

Commitments and contingencies

Minority interests in consolidated subsidiaries	1,168	1,874

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,261,101 shares issued at September 30, 2006 and December 31, 2005, and 22,242,417 outstanding at September 30, 2006 and December 31, 2005	2	2
Treasury stock	(180)	(180)
Additional paid-in capital	16,750	15,615
Retained earnings	15,097	13,534

Total stockholders’ equity	$31,669	$28,971

Total liabilities and stockholders’ equity	$240,306	$234,528

See accompanying notes to consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
	(Unaudited)		(Unaudited)
Service fee revenue	$63,643	$62,258	$193,889	$189,320
Costs of operations:
Cost of services	40,387	40,389	121,635	120,838
Equipment leases	4,111	3,545	11,753	9,582
Provision for doubtful accounts	5,489	4,521	16,376	13,647
Depreciation and amortization	6,432	5,931	18,456	17,433

Gross profit	$7,224	$7,872	$25,669	$27,820

Merger costs	1,049	—	1,049	—
Corporate general and administrative	3,174	3,862	12,338	13,195
Interest expense, net, including amortization of deferred financing costs	4,325	4,561	13,128	13,802

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	$(1,324)	$(551)	$(846)	$823

Equity in earnings of unconsolidated affiliates	939	1,227	3,009	2,888

Minority interests in earnings of consolidated subsidiaries	(163)	(184)	(541)	(487)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	$(548)	$492	$1,622	$3,224

Income tax expense	184	275	354	444

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(732)	$217	$1,268	$2,780

Discontinued Operations:
Income (loss) from discontinued operations before income taxes	18	(582)	295	(986)
Income tax expense	—	—	—	—

Income (loss) from discontinued operations	$18	$(582)	$295	$(986)

NET INCOME (LOSS)	$(714)	$(365)	$1,563	$1,794

INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations – basic	$(0.03)	$0.01	$0.06	$0.13
Income (loss) from discontinued operations – basic	$—	$(0.03)	$0.01	$(0.05)

Net income (loss) – basic	$(0.03)	$(0.02)	$0.07	$0.08

Income (loss) from continuing operations – diluted	$(0.03)	$0.01	$0.06	$0.13
Income (loss) from discontinued operations – diluted	$—	$(0.03)	$0.01	$(0.05)

Net income (loss) – diluted	$(0.03)	$(0.02)	$0.07	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	22,242,417	22,138,145	22,242,417	22,030,959
Diluted	22,242,417	22,411,042	22,279,253	22,342,653

See accompanying notes to unaudited consolidated financial statements

RADIOLOGIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2006	2005
		(As restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,563	$1,794
Adjustments to reconcile net income to net cash provided by operating activities – including discontinued operations:
Minority interests in income of consolidated subsidiaries	541	487
Distributions to minority interests in consolidated subsidiaries	(1,247)	—
Equity in earnings of unconsolidated affiliates	(3,009)	(2,888)
Distributions from unconsolidated affiliates	3,849	1,294
Depreciation and amortization	18,456	17,433
Amortization of deferred financing costs	1,238	1,237
Gains on sales of equipment	(857)	(651)
Deferred revenue	(307)	(307)
Restricted stock compensation expense	1,135	395
Deferred income tax expense	—	(204)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,685)	3,075
Income taxes receivable	125	2,368
Other assets	894	1,644
Accounts payable and accrued expenses	4,953	2,798

Net cash provided by operating activities	$25,649	$28,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(138)	(73)
Purchases of property and equipment	(13,114)	(22,278)
Proceeds from sales of equipment	927	1,173
Contributions to joint ventures	—	(325)
Repayments from unconsolidated affiliates, net	449	698

Net cash used in investing activities	$(11,876)	$(20,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(24)	(161)
Proceeds from stock option exercises	—	847

Net cash provided by (used in) financing activities	$(24)	$686

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,749	8,356
CASH AND CASH EQUIVALENTS, beginning of period	36,004	34,084

CASH AND CASH EQUIVALENTS, end of period	$49,753	$42,440

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$9,303	$9,332
Income taxes paid, net of refunds received	$319	$(2,164)

See accompanying notes to unaudited consolidated financial statements.

RADIOLOGIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

Note 1. Description of Business

Radiologix, Inc. (together with its subsidiaries, “Radiologix” or the “Company”), a Delaware corporation, is a leading national provider of diagnostic imaging services through its ownership and operation of free-standing, outpatient diagnostic imaging centers. Radiologix utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiology (X-ray) and fluoroscopy. This quarterly report for Radiologix supplements our annual report to security holders on Form 10-K for the fiscal year ended December 31, 2005. As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in the annual report on Form 10-K. Accordingly, these consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and are of a normal recurring nature, other than those adjustments related to discontinued operations, which adjustments are discussed separately in the notes below. Interim results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year.

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

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line method, which approximates the effective interest method. As of September 30, 2006 and December 31, 2005, accumulated amortization of deferred financing costs was approximately $7.9 million and $6.7 million, respectively.

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

Concentration of Credit Risk

The Company’s accounts receivable consist primarily of service fee revenue generated by radiology practices and imaging centers for services performed that are immediately purchased by us and ultimately due from Medicare, Medicaid, managed care and private and other payors. The Company estimates that approximately 30% and 29%, and 31% and 29% of these revenues for the three and nine months ended September 30, 2006 and 2005, respectively, were funded through the Medicare and Medicaid programs. The Company and its contracted radiology practices perform ongoing credit evaluations of their patients and generally do not require collateral. The Company and its contracted radiology practices maintain estimated allowances for potential credit losses.

Note 3. New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As of September 30, 2006, we have not determined the effect that the adoption of FIN 48 will have on our financial position and results of operations.

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

As a result of adopting SFAS 123(R), we recorded $217,000 and $633,000 of stock-based compensation for the three and nine months ended September 30, 2006, respectively. Pursuant to APB 25, we reported, on a proforma basis in our footnotes to our financial statements, stock compensation expense, net of tax, of $190,000 and $525,000 for the three and nine months ended September 30, 2005, respectively. Stock-based compensation from our adoption of SFAS 123(R) relates to our 1996 and 2004 stock option plans. This compensation is measured at the date of each grant based on the calculated fair value of each grant.

Under the 1996 Stock Option Plan (the “1996 Plan”), an initial 4,000,000 options to purchase shares of the Company’s common stock were available for grant to key directors, employees and other healthcare professionals associated with Radiologix, as defined by the 1996 Plan. On July 15, 2004, the Company’s stockholders approved the adoption of the 2004 Long-Term Incentive Plan (the “2004 Plan”). As a result, all stock award grants from then on are made under this 2004 Plan. The total number of shares reserved and available for grant under the 2004 Plan are 3,000,000 plus any shares remaining available for grant under the prior 1996 Plan. Options granted under the 2004 Plan may be either incentive stock options (“ISO”) or nonqualified stock options (“NQSO”). The option price per share under the 2004 Plan may not be less than 100% of the fair market value at the grant date for ISO and may not be less than 85% of the fair market value at the grant date for NQSO. All of the options granted under the 2004 and 1996 Plans through September 30, 2006 were at fair market value on the date of grant. Generally, options vest over a five-year period and are exercisable over a ten-year life. During the nine months ended September 30, 2006, 450,000 options were granted under the 2004 plan. As of September 30, 2006, 2,806,183 options were outstanding under the 2004 and 1996 Plans.

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the nine months ended September 30, 2006 and 2005, respectively: risk-

free interest rate of 4.7% and 4.2%; expected life of 3.4 and 3.4 years; expected volatility of 83.2% and 42.2%; and dividend yield of zero in 2006 and 2005, respectively. The weighted-average grant-date fair value of new grants during the nine months ended September 30, 2006 and 2005 was $1.51 and $2.61 per share, respectively.

No options were exercised during the nine months ended September 30, 2006. Accordingly, there were no cash flow effects resulting from share-based payment arrangements.

During the nine months ended September 30, 2006, 112,968 restricted stock units were granted to directors under the 2004 Plan. At September 30, 2006, there were share grants outstanding under the 2004 Plan related to a 200,000 Restricted Stock Award to our Chief Executive Officer and Restricted Stock Units of 179,505 to directors. Pursuant to Section 4(a) of the 2004 Plan, these awards count as 1.5 shares for every 1 award granted, for a total of 569,257 share grants counted against the plan at September 30, 2006. The Company recorded additional stock-based compensation of $171,000 and $502,000 for the three and nine months ended September 30, 2006 and $182,000 and $395,000 for the three and nine months ended September 30, 2005, respectively, related to amortization of the fair value of these awards on a straight line basis.

Note 5. Restatement of Financial Statements

In reviewing the PresGar equipment lease contract acquired on October 31, 2004, the Company determined that its original accounting treatment of capitalizing the $13.9 million lease termination costs was incorrect and in fact should have been expensed. Accordingly, the Company restated its financial statements for the year ended December 31, 2004 to increase operating expense and decrease intangible assets, net. The Company has also restated its financial statements for the three and nine months ended September 30, 2005 to decrease depreciation and amortization expense by $194,000 and $581,000, respectively, and decrease intangible assets, net of accumulated amortization, by $13.2 million.

We did not record a tax benefit for the $13.9 million lease termination costs because we determined that a valuation allowance was necessary due to the fact that we have had losses for the previous three years and the realization of additional deferred tax assets is questionable. Income tax expense was increased (decreased) by $360,000 and ($245,000) for the three and nine months ended September 30, 2005, respectively. The decrease for the nine months ended September 30, 2005 is primarily due to the utilization of book net operating losses.

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

The following table sets forth the amounts of revenue for the contracted radiology practices and diagnostic imaging centers that would have been presented in the consolidated statements of operations had Radiologix met the provisions of EITF 97-2 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue for contracted radiology practices and diagnostic imaging centers, net of contractual adjustments	$86,290	$86,173	$263,681	$260,906
Less: amounts retained by contracted radiology practices	(22,647)	(23,915)	(69,792)	(71,586)

Service fee revenue	$63,643	$62,258	$193,889	$189,320

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Technical component	$54,900	$54,089	$166,843	$164,415
Professional component	8,743	8,169	27,046	24,905

Service fee revenue	$63,643	$62,258	$193,889	$189,320

Note 7. Long-Term Debt

Long-term debt and capital lease obligations consists of the following at September 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
10.5% Senior Notes, due December 15, 2008	$158,270	$158,270
8% Convertible Junior Subordinated Note due July 2009	11,980	11,980
Note payable to bank and capital lease obligations, various interest rates	70	94

	$170,320	$170,344
Current portion of long-term debt and capital lease obligations	(34)	(32)

Long-term debt and capital lease obligations, net of current portion	$170,286	$170,312

Senior Notes

The Company’s $158.3 million in senior notes due December 15, 2008, bear interest at 10.5% payable semiannually in arrears on June 15 and December 15. The senior notes are redeemable on or after December 15, 2005 at various redemption prices, plus accrued interest to the date of redemption. These notes are unsecured obligations, which rank senior in right of payment to all subordinated indebtedness and equal in right of payment with all other senior indebtedness. The senior notes are unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries. The required debt incurrence ratio under these notes is 2.75. Our debt incurrence ratio of 2.43 at September 30, 2006 is not in compliance with the requirements of these notes. The non-compliance with the debt incurrence ratio imposes the following limitations on the Company: 1) limits the Company’s ability to make restricted payments (e.g., retirement of the Convertible Junior Subordinated Note) to a maximum of $5,000,000; 2) prevents sale and leaseback transactions; 3) limits the incurrence of additional indebtedness (this does not impact our lease lines or credit facility as they are Permitted Indebtedness); and 4) prevents the designation of an unrestricted subsidiary as a subsidiary. In order to pass the debt incurrence ratio of 2.75 to 1.00, the Company will need to reach $48.5 million in EBITDA for the trailing four quarters. At September 30, 2006 and December 31, 2005, our Senior Notes were trading at 103.5% and 98.0% of face value, respectively.

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

Revolving Credit Agreement

At September 30, 2006, amounts considered outstanding under the revolving credit facility totaled $1.4 million related to two letters of credit in connection with our high retention workers’ compensation program with $27.8 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

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

In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying September 30, 2006 balance sheet includes $5.8 million of restricted cash under this provision.

The Master Lease Agreement also contains certain covenants related to financial leverage, fixed charge coverage, and total indebtedness to GE. Failure to comply with these covenants would restrict our ability to lease additional equipment under the Master Lease Agreement until the covenants are met. At September 30, 2006, we are in compliance with the required covenants.

At September 30, 2006, applicable amounts outstanding under the Master Lease Agreement totaled $45.8 million; and $9.3 million remained available for future leases. Commitments for leases signed but not placed in service under the Master Lease Agreement were $4.9 million at September 30, 2006.

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

Self-insurance

At September 30, 2006, the amount of reserves related to the potential obligations under our self-insured arrangements, which are comprised of estimated health benefits and workers’ compensation obligations was $1.9 million. We believe we are adequately reserved for estimated potential obligations under these arrangements.

Note 9. Discontinued Operations

A summary of discontinued operations is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Service fee revenues	$—	$1	$—	$201
Pre-tax income (loss)	$18	$(582)	$295	$(986)

Pre-tax income in 2006 is due to the recovery of litigation fees.

Assets and liabilities of discontinued operations as of September 30, 2006 and December 31, 2005 were as follows (in thousands):

	2006	2005
Assets	$—	$785
Liabilities	(207)	(201)

Net assets (liabilities)	$(207)	$584

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares for basic earnings per share	22,242,417	22,138,145	22,242,417	22,030,959
Effect of dilutive stock options	—	272,897	36,836	311,694

Weighted average shares for diluted earnings per share	22,242,417	22,411,042	22,279,253	22,342,653

For the three and nine months ended September 30, 2006 and 2005, approximately $240,000 and $720,000, and $143,000 and $431,000, respectively, of interest expense and 1,593,040 of weighted average shares related to the convertible junior subordinated note were not included in the computation of diluted EPS because to do so would be anti-dilutive for the periods. For the three and nine months ended September 30, 2006, 2,806,183 options, respectively, 79,000 and 37,000 shares from Restricted Stock Awards, respectively, and 179,505 Restricted Stock Units, related to our 1996 and 2004 Plans, were not included in the computation of diluted EPS because to do so would be anti-dilutive for the period.

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

The following table summarizes the operating results, including continuing and discontinued operations, and assets of our primary and Questar operations (in thousands):

	For the Nine Months Ended September 30, 2006
	Primary Operations	Questar	Total
Service fee revenue	$189,306	$4,583	$193,889
Total costs and expenses	164,706	4,285	168,991

Income before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	24,600	298	24,898
Equity in earnings of unconsolidated affiliates	3,009	—	3,009
Minority interests in income of consolidated subsidiaries	(541)	—	(541)

Income before income taxes from continuing operations	27,068	298	27,366
Income (loss) from discontinued operations	(1)	296	295

Income before income taxes	$27,067	$594	$27,661

Assets	$119,887	$2,252	$122,139
Purchases of property and equipment	$13,114	$—	$13,114

	For the Nine Months Ended September 30, 2005
	Primary Operations	Questar	Total
Service fee revenue	$183,219	$6,101	$189,320
Total costs and expenses	156,934	5,162	162,096

Income before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	26,285	939	27,224
Equity in earnings of unconsolidated affiliates	2,888	—	2,888
Minority interests in income of consolidated subsidiaries	(487)	—	(487)

Income before income taxes from continuing operations	28,686	939	29,625
Loss from discontinued operations	(75)	(911)	(986)

Income before income taxes	$28,611	$28	$28,639

Assets	$115,419	$4,847	$120,266
Purchases of property and equipment	$17,312	$223	$17,535

The following table is a reconciliation of the segment income before income taxes to Radiologix’s consolidated reported income before income tax expense (benefit) (in thousands):

	For the Nine Months Ended September 30,
	2006	2005
Segment income before income taxes	$27,661	$28,639
Unallocated amounts:
Corporate general and administrative	13,387	13,195
Corporate depreciation and amortization	2,905	2,830
Corporate interest expense	9,452	10,376

Consolidated income before income tax expense	$1,917	$2,238

The following table is a reconciliation of purchases of property and equipment for the segments to Radiologix’s consolidated assets and purchases of property and equipment for the nine month periods ended September 30 (in thousands):

	2006	2005
Purchases of property and equipment:
Segment amounts	$13,114	$17,535
Corporate	—	4,743

Total purchases of property and equipment	$13,114	$22,278

The following table is a reconciliation of total assets and total liabilities for the segments to Radiologix’s consolidated total assets and liabilities, as of September 30 (in thousands):

	2006	2005
Total Assets
Segment amounts	$122,139	$120,266
Intangible assets, net	51,551	54,883
Deferred financing costs, net	3,704	5,354
Other corporate assets	62,912	62,393

Total assets	$240,306	$242,896

	2006	2005
Total Liabilities
Segment amounts	$27,758	$28,831
Corporate, primarily long-term debt	179,711	180,203

Total liabilities	$207,469	$209,034

Note 12. Unconsolidated Affiliates (Joint Ventures)

The Company has seven unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by the contracted radiology practices in such market area or a radiology practice that participates in the joint venture. Other assets at September 30, 2006 and December 31, 2005 include notes receivable from certain unconsolidated joint ventures aggregating $0.8 million and $1.2 million, respectively. Interest income related to these notes receivable was approximately $23,000 and $34,000 for the three months ended September 30, 2006 and 2005, respectively. The Company also received management service fees of approximately $823,000 and $779,000 for the three months ended September 30, 2006 and 2005, respectively, in connection with operating the centers underlying these joint ventures. For the nine months ended September 30, 2006 and 2005, interest income related to these notes receivable was approximately $76,000 and $121,000, respectively. The Company received management service fees of approximately $2.5 million and $2.3 million for the nine months ended September 30, 2006 and 2005, respectively. The Company’s investments in these joint ventures are accounted for under the equity method. The following table is a summary of key financial data for these joint ventures (in thousands):

	September 30, 2006	December 31, 2005
Current assets	$19,876	$22,689
Noncurrent assets	9,577	7,591
Current liabilities	2,631	2,160
Noncurrent liabilities	—	192

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$13,368	$14,021	$41,194	$39,881
Pre-tax income	3,043	3,713	9,945	9,300
Equity in earnings	939	1,227	3,009	2,888

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

Condensed consolidating financial statements for the Company and its subsidiaries including Radiologix only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

September 30, 2006

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$47,093	$759	$1,901	$—	$49,753
Accounts receivable, net	—	40,098	2,402	—	42,500
Other current assets	14,289	3,209	64	—	17,562

Total current assets	$61,382	$44,066	$4,367	$—	$109,815
Property and equipment, net	2,299	60,510	2,084	—	64,893
Investment in subsidiaries	201,532	—	—	(201,532)	—
Intangible assets, net	—	50,695	856	—	51,551
Other assets	4,080	9,967	—	—	14,047
Intercompany receivables	—	45,175	12,738	(57,913)	—

Total assets	$269,293	$210,413	$20,045	$(259,445)	$240,306

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$9,606	$18,747	$285	$—	$28,638
Intercompany payables	57,913	—	—	(57,913)	—
Current portion of long-term debt	(145)	34	145	—	34
Other current liabilities	—	409	—	—	409

Total current liabilities	$67,374	$19,190	$430	$(57,913)	$29,081
Long-term debt, net of current portion	170,250	36	—	—	170,286
Other noncurrent liabilities	—	7,872	230	—	8,102
Minority interests in consolidated subsidiaries	—	—	1,168	—	1,168
Total stockholders’ equity	31,669	183,315	18,217	(201,532)	31,669

Total liabilities and stockholders’ equity	$269,293	$210,413	$20,045	$(259,445)	$240,306

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

December 31, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets:
Cash and cash equivalents	$31,145	$(1,515)	$6,374	$—	$36,004
Accounts receivable, net	—	39,375	1,440	—	40,815
Other current assets	14,783	4,224	72	—	19,079

Total current assets	$45,928	$42,084	$7,886	$—	$95,898
Property and equipment, net	9,610	56,529	1,826	—	67,965
Investment in subsidiaries	176,481	—	—	(176,481)	—
Intangible assets, net	—	53,107	943	—	54,050
Other assets	5,777	10,838	—	—	16,615
Intercompany receivables	—	23,040	7,173	(30,213)	—

Total assets	$237,796	$185,598	$17,828	$(206,694)	$234,528

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$8,711	$15,681	$488	$—	$24,880
Intercompany payables	30,213	—	—	(30,213)	—
Current portion of long-term debt	(256)	32	256	—	32
Other current liabilities	—	477	—	—	477

Total current liabilities	$38,668	$16,190	$744	$(30,213)	$25,389
Long-term debt, net of current portion	170,157	62	93	—	170,312
Other noncurrent liabilities	—	7,982	—	—	7,982
Minority interests in consolidated subsidiaries	—	—	1,874	—	1,874
Total stockholders’ equity	28,971	161,364	15,117	(176,481)	28,971

Total liabilities and stockholders’ equity	$237,796	$185,598	$17,828	$(206,694)	$234,528

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2006

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$60,175	$3,468	$—	$63,643
Costs of operations:
Cost of services	—	38,515	1,872	—	40,387
Equipment leases	—	4,006	105	—	4,111
Provision for doubtful accounts	—	5,359	130	—	5,489
Depreciation and amortization	219	5,992	221	—	6,432

Gross profit (loss)	$(219)	$6,303	$1,140	$—	$7,224

Merger costs	$1,049	$—	$—	$—	$1,049
Corporate general and administrative	3,174	—	—	—	3,174
Interest expense, net	3,082	1,254	(11)	—	4,325

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	$(7,524)	$5,049	$1,151	$—	$(1,324)

Equity in net income of wholly owned subsidiaries	6,810	—	—	(6,810)	—
Equity in earnings of unconsolidated affiliates	—	939	—	—	939

Minority interests in income of consolidated subsidiaries	—	—	(163)	—	(163)

Income (loss) before income taxes and discontinued operations	$(714)	$5,988	$988	$(6,810)	$(548)

Income tax expense	—	184	—	—	184

Income (loss) from continuing operations	$(714)	$5,804	$988	$(6,810)	$(732)

Discontinued Operations:
Income from discontinued operations before income taxes	—	18	—	—	18
Income tax expense	—	—	—	—	—

Income from discontinued operations	$—	$18	$—	$—	$18

Net income (loss)	$(714)	$5,822	$988	$(6,810)	$(714)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Nine Months Ended September 30, 2006

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$182,911	$10,978	$—	$193,889
Costs of operations:
Cost of services	—	115,768	5,867	—	121,635
Equipment leases	—	11,239	514	—	11,753
Provision for doubtful accounts	—	15,974	402	—	16,376
Depreciation and amortization	649	17,226	581	—	18,456

Gross profit (loss)	$(649)	$22,704	$3,614	$—	$25,669

Merger costs	$1,049	$—	$—	$—	$1,049
Corporate general and administrative	12,338	—	—	—	12,338
Interest expense, net	9,452	3,703	(27)	—	13,128

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	$(23,488)	$19,001	$3,641	$—	$(846)

Equity in net income of wholly owned subsidiaries	25,051	—	—	(25,051)	—
Equity in earnings of unconsolidated affiliates	—	3,009	—	—	3,009

Minority interests in income of consolidated subsidiaries	—	—	(541)	—	(541)

Income before taxes and discontinued operations	$1,563	$22,010	$3,100	$(25,051)	$1,622

Income tax expense	—	354	—	—	354

Income from continuing operations	$1,563	$21,656	$3,100	$(25,051)	$1,268

Discontinued Operations:
Income from discontinued operations before income taxes	—	295	—	—	295
Income tax expense	—	—	—	—	—

Income from discontinued operations	$—	$295	$—	$—	$295

Net income	$1,563	$21,951	$3,100	$(25,051)	$1,563

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$59,036	$3,222	$—	$62,258
Costs of operations:
Cost of services	—	38,653	1,736	—	40,389
Equipment leases	—	3,347	198	—	3,545
Provision for doubtful accounts	—	4,428	93	—	4,521
Depreciation and amortization	190	5,561	180	—	5,931

Gross profit (loss)	$(190)	$7,047	$1,015	$—	$7,872

Corporate general and administrative	$3,862	$—	$—	$—	$3,862
Interest expense, net	3,417	1,149	(5)	—	4,561

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	$(7,469)	$5,898	$1,020	$—	$(551)

Equity in net income of wholly owned subsidiaries	7,104	—	—	(7,104)	—
Equity in earnings of unconsolidated affiliates	—	1,227	—	—	1,227

Minority interests in income of consolidated subsidiaries	—	—	(184)	—	(184)

Income (loss) before income taxes and discontinued operations	$(365)	$7,125	$836	$(7,104)	$492

Income tax expense	—	275	—	—	275

Income (loss) from continuing operations	$(365)	$6,850	$836	$(7,104)	$217

Discontinued Operations:
Loss from discontinued operations before income taxes	—	(580)	(2)	—	(582)
Income tax expense	—	—	—	—	—

Income from discontinued operations	$—	$(580)	$(2)	$—	$(582)

Net income (loss)	$(365)	$6,270	$834	$(7,104)	$(365)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Nine Months Ended September 30, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Service fee revenue	$—	$180,098	$9,222	$—	$189,320
Costs of operations:
Cost of services	—	115,589	5,249	—	120,838
Equipment leases	—	8,995	587	—	9,582
Provision for doubtful accounts	—	13,348	299	—	13,647
Depreciation and amortization	574	16,347	512	—	17,433

Gross profit (loss)	$(574)	$25,819	$2,575	$—	$27,820

Corporate general and administrative	$13,195	$—	$—	$—	$13,195
Interest expense, net	10,376	3,413	13	—	13,802

Income (loss) before equity in earnings of unconsolidated affiliates, minority interests in consolidated subsidiaries, income taxes and discontinued operations	$(24,145)	$22,406	$2,562	$—	$823

Equity in net income of wholly owned subsidiaries	25,939	—	—	(25,939)	—
Equity in earnings of unconsolidated affiliates	—	2,888	—	—	2,888

Minority interests in income of consolidated subsidiaries	—	—	(487)	—	(487)

Income before taxes and discontinued operations	$1,794	$25,294	$2,075	$(25,939)	$3,224

Income tax expense	—	444	—	—	444

Income from continuing operations	$1,794	$24,850	$2,075	$(25,939)	$2,780

Discontinued Operations:
Loss from discontinued operations before income taxes	—	(935)	(51)	—	(986)
Income tax expense	—	—	—	—	—

Loss from discontinued operations	$—	$(935)	$(51)	$—	$(986)

Net income	$1,794	$23,915	$2,024	$(25,939)	$1,794

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2006

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(19,097)	$48,178	$(3,432)	$—	$25,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(138)	—	—	—	(138)
Purchases of property and equipment	(1,220)	(11,057)	(837)	—	(13,114)
Proceeds from sale of equipment	—	927	—	—	927
Repayments from unconsolidated affiliates, net	449	—	—	—	449

Net cash used in investing activities	$(909)	$(10,130)	$(837)	$—	$(11,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	204	(24)	(204)	—	(24)
Due to/from parent/subsidiaries	35,750	(35,750)	—	—	—

Net cash provided by (used in) financing activities	$35,954	$(35,774)	$(204)	$—	$(24)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,948	2,274	(4,473)	—	13,749
CASH AND CASH EQUIVALENTS, beginning of period	31,145	(1,515)	6,374	—	36,004

CASH AND CASH EQUIVALENTS, end of period	$47,093	$759	$1,901	—	$49,753

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2005

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$(6,012)	$32,344	$2,143	$—	$28,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(73)	—	—	—	(73)
Purchases of property and equipment	(4,744)	(16,980)	(554)	—	(22,278)
Proceeds from sale of equipment	—	1,173	—	—	1,173
Repayments from unconsolidated affiliates, net	698	—	—	—	698
Contributions to unconsolidated affiliates	—	(325)	—	—	(325)

Net cash used in investing activities	$(4,119)	$(16,132)	$(554)	$—	$(20,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	63	(45)	(179)	—	(161)
Due to/from parent/subsidiaries	17,676	(18,466)	790	—	—
Proceeds from stock option exercises	847	—	—	—	847

Net cash provided by (used in) financing activities	$18,586	$(18,511)	$611	$—	$686

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,455	(2,299)	2,200	—	8,356
CASH AND CASH EQUIVALENTS, beginning of period	30,198	249	3,637	—	34,084

CASH AND CASH EQUIVALENTS, end of period	$38,653	$(2,050)	$5,837	$—	$42,440

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Restatement of Financial Statements

In reviewing the PresGar equipment lease contract acquired on October 31, 2004, the Company determined that its original accounting treatment of capitalizing the $13.9 million lease termination costs was incorrect and in fact should have been expensed. Accordingly, the Company restated its financial statements for the year ended December 31, 2004 to increase operating expense and decrease intangible assets, net. The Company has also restated its financial statements for the three and nine months ended September 30, 2005 to decrease depreciation and amortization expense by $194,000 and $581,000, respectively, and decrease intangible assets, net of accumulated amortization, of $13.2 million.

We did not record a tax benefit for the $13.9 million lease termination costs because we determined that a valuation allowance was necessary due to the fact that we have had losses for the previous three years and the realization of additional deferred tax assets is questionable. Income tax expense was increased (decreased) by $360,000 and ($245,000) for the three and nine months ended September 30, 2005, respectively. The decrease for the nine months ended September 30, 2005 is primarily due to the utilization of book net operating losses.

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

Under the terms of the Merger Agreement, which has been approved by each company’s Board of Directors, Radiologix shareholders will receive an aggregate consideration of 22,621,922 shares of Primedex and $42,950,000 in cash (cash and stock together, the “Merger Consideration”). Based upon the October 6 closing price of Primedex common stock of $2.69, each Radiologix shareholder would receive $1.78 in cash for each Radiologix share, plus one share of Primedex common stock for total consideration valued at $4.47. Based upon the October 6 closing price of Primedex common stock of $2.69, Radiologix shareholders will collectively own approximately 33.9% of the Primedex shares on a fully diluted basis. The Merger Agreement also provides Primedex the option to elect to reduce the share consideration by up to 3.5 million shares and to increase the cash consideration by $2 per share for those shares. However, Primedex elected not to exercise this option.

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

The merger is expected to be completed on November 15, 2006, subject to regulatory approvals, the approvals of Primedex’s and Radiologix’s stockholders, as well as other customary closing conditions.

Overview

We are a leading national provider of diagnostic imaging services through our ownership and operation of free-standing, outpatient diagnostic imaging centers. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), PET/CT, nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy. For the three and nine months ended September 30, 2006, we derived 86.3% and 86.1%, respectively, of our service fee revenue from the ownership, management and operation of our imaging center network, and 13.7% and 13.9% of our service fee revenue from administrative, management and information services provided to contracted radiology practices. As of September 30, 2006, we owned, operated or maintained, through our two operating segments, an ownership interest in imaging equipment at 68 locations, with imaging centers located in 7 states, including (1) primary operations in the Mid-Atlantic; the Bay Area, California; Treasure Coast, Florida; Northeast, Kansas; and the Finger Lakes (Rochester) and Hudson Valley markets in New York state; and (2) Questar operations with imaging centers located in California, Colorado and Minnesota.

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

The table below reflects our consolidated accounts receivable aging report at September 30, 2006, which is used to review accounts receivable aging patterns (in thousands):

Payor	0-30 Days	31-60 Days	61-90 Days	91-180 Days	>180 Days	Total
Medicare	$10,789	$5,309	$1,226	$1,485	$2,300	$21,109
Medicaid	1,366	959	556	1,218	1,577	5,676
Blue Cross	6,357	1,738	991	1,358	1,375	11,819
Commercial Insurance	1,155	1,004	416	329	187	3,091
Managed Care	11,426	5,131	1,798	2,484	2,849	23,688
Capitated	92	15	18	41	15	181
Self Pay	1,051	2,409	2,551	4,675	1,799	12,485
Workers Compensation	765	965	720	726	1,032	4,208
Other	539	776	567	574	657	3,113

Total by payor	$33,540	$18,306	$8,843	$12,890	$11,791	$85,370
Other subsidiary (1)	1,424	573	228	280	423	2,928

Gross accounts receivable per aging	$34,964	$18,879	$9,071	$13,170	$12,214	$88,298

Accrued gross charges (2)						12,090
Allowance for contractual adjustments(3)						(49,774)
Allowance for doubtful accounts(3)						(8,215)
Other						101

Accounts receivable, net of allowances						$42,500

(1)	Aging by payor is not available.
(2)	Procedures have been completed but charges have not been entered into the billing system.
(3)	Allowances are not allocated to individual aging periods.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following tables outline our service fee revenue, volumes and operating expenses (excluding stock compensation expense of $388,000 and $182,000), for the three months ended September 30, 2006 and 2005, respectively, as well as merger costs of $1,049,000 for the three months ended September 30, 2006, below (in thousands):

	2006	2005	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2006	2005
Service fee revenue	$63,643	$62,258	2.2%

Field salaries and benefits	$21,765	$21,118	3.1%	34.2%	33.9%	30
Field supplies	3,697	3,853	(4.1)	5.8	6.2	(40)
Facility rent	3,686	3,641	1.2	5.8	5.9	(10)
Other field expenses	11,239	11,777	(4.6)	17.7	18.9	(120)

Cost of services	$40,387	$40,389	0.0%	63.5%	64.9%	(140)

Equipment lease	4,111	3,545	16.0	6.4	5.7	70
Provision for doubtful accounts	5,489	4,521	21.4	8.6	7.3	130
Depreciation and amortization	6,432	5,931	8.4	10.1	9.5	60
Corporate, general and administrative	2,786	3,680	(24.3)	4.4	5.9	(150)
Interest expense, net	4,325	4,561	(5.2)	6.8	7.3	(50)

Total operating expense	$63,530	$62,627	1.4%	99.8%	100.6%	(80)

A summary of our volumes and service fee revenue follows (in thousands):

	For the Three Months Ended September 30,
	2006	2005
High end volumes (1)	88,436	90,055
Other volumes	284,116	285,878

Technical component	$54,900	$54,089
Professional component	8,743	8,169

Service fee revenue	$63,643	$62,258

(1)	Defined as MRI, PET, CT and PET/CT procedures.

Capitation revenue of $3.4 million and $3.6 million in the three months ended September 30, 2006 and 2005, respectively, is included in service fee revenue above. For the three months ended September 30, 2006 and 2005, approximately 5% and 6%, respectively, of our diagnostic imaging center service fee revenue was generated from capitated arrangements. Of this 5% and 6%, two-thirds relates to contracts with two physician groups and the remainder relates to a contract with one managed care payor.

Comparable results excluding certain Management Services Agreement operations (San Antonio and the terminated Mid-Atlantic agreement, the “terminated MSA operations”) are presented below:

	2006	2005	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2006	2005
Service fee revenue	$63,643	$62,259	2.2%

Field salaries and benefits	$21,765	$21,118	3.1%	34.2%	33.9%	30
Field supplies	3,697	3,850	(4.0)	5.8	6.2	(40)
Facility rent	3,686	3,640	1.3	5.8	5.9	(10)
Other field expenses	11,238	11,733	(4.2)	17.7	18.8	(110)

Cost of services	$40,386	$40,341	0.1%	63.5%	64.8%	(130)

Equipment lease	4,111	3,537	16.2	6.4	5.7	70
Provision for doubtful accounts	5,506	4,522	21.8	8.6	7.3	130
Depreciation and amortization	6,432	5,931	8.4	10.1	9.5	60
Corporate, general and administrative	2,786	3,680	(24.3)	4.4	5.9	(150)
Interest expense, net	4,325	4,560	(5.2)	6.8	7.3	(50)

Total operating expense	$63,546	$62,571	1.6%	99.8%	100.5%	(70)

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, service fee revenue increased $1.4 million or 2.2%. This increase is primarily attributable to an increase in PET volumes as well as a shift toward higher technical vs. professional revenues at certain subsidiaries.

Field salaries and benefits, excluding the terminated MSA operations, as a percentage of service fee revenue from continuing operations for the three months ended September 30, 2006 was 34.2% compared to 33.9% for the three months ended September 30, 2005. This percentage increased primarily from (1) merit increases, (2) higher technologist costs, and (3) overtime costs for employee training in connection with our REWARD program described below. Management continually evaluates our service offerings, patient flows and technology offerings to identify more efficient and less costly methods of providing high quality patient care and continually evaluates its back office and support operations for new opportunities to gain economies of scale. We believe our Radiologix Enhanced Workflow And Record Distribution or “REWARD” (a comprehensive Radiology Information System/Picture Archival Communications System) Program will help us achieve greater efficiencies and lower our operating costs. We expect REWARD to enhance operational efficiencies by: (1) standardizing processes and protocols across the Company, (2) automating, accelerating and simplifying workflow, (3) improving the capture of front-end data including billing and patient scheduling information, (4) providing more timely digitized images and records to referring physicians and (5) reducing film and storage costs once fully implemented.

Field supplies, excluding the terminated MSA operations, as a percentage of service fee revenue were 5.8% for the three months ended September 30, 2006 compared to 6.2% for the three months ended September 30, 2005. This percentage decreased primarily from lower film costs resulting from the ongoing implementation of our REWARD program.

Facility rent, excluding the terminated MSA operations, as a percentage of service fee revenue was 5.8% for the three months ended September 30, 2006 compared to 5.9% for the three months ended September 30, 2005. This percentage decreased primarily from closing one imaging center in August 2005.

Other field expenses, excluding the terminated MSA operations, as a percentage of service fee revenue were 17.7% for the three months ended September 30, 2006 compared to 18.8% for the three months ended September 30, 2005. The decrease is primarily due to (1) the recording of larger gains on sales of equipment during the third quarter of 2006 as compared to the third quarter of 2005 and (2) lower physician purchased service costs due primarily to paying certain physicians for incremental coverage on reading contracts during the third quarter of 2005 that were not paid in 2006 due to the closure of two centers related to this activity in December 2005 and January 2006, offset by increased service contract costs resulting from new coverage on equipment coming off warranty.

Equipment lease expenses, excluding the terminated MSA operations, as a percentage of service fee revenue were 6.4% in the three months ended September 30, 2006 compared to 5.7% for the three months ended September 30, 2005. This increase was primarily due to acquiring new imaging equipment through leasing arrangements.

Provision for doubtful accounts, excluding the terminated MSA operations, increased by $984,000 in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to increased write-offs in our hospital business.

Depreciation and amortization increased by $501,000 in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to the impact of new imaging centers and new equipment placed in service, lease buyouts, and the acquisition of diagnostic equipment.

During the third quarter of 2006, we incurred costs of approximately $1.0 million related to our previously discussed planned merger with Primedex Health Systems, Inc.

Corporate, general and administrative expenses decreased by $894,000 in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to costs recorded in 2005 for consulting services related to compliance with the Sarbanes-Oxley Act of 2002 as well as business development studies. This decrease was also due to reductions in our accrual for employee bonuses recorded in the third quarter of 2006.

Interest expense (net of interest income), including amortization of deferred financing costs decreased by $236,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to an increase in interest income on additional invested funds, as well as higher interest rates on invested funds.

Income tax expense for the three months ended September 30, 2006 and 2005 was $184,000 and $354,000, respectively. In each period, this expense primarily reflects state taxes only as our federal effective tax rate was zero due to the utilization of federal net operating loss carryforwards.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following tables outline our service fee revenue, volumes and operating expenses (excluding stock compensation expense of $1,135,000 and $395,000), for the nine months ended September 30, 2006 and 2005, respectively, as well as merger costs of $1,049,000 for the nine months ended September 30, 2006 below (in thousands):

	2006	2005	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2006	2005
Service fee revenue	$193,889	$189,320	2.4%

Field salaries and benefits	$67,461	$65,389	3.2%	34.8%	34.5%	30
Field supplies	11,030	11,508	(4.2)	5.7	6.1	(40)
Facility rent	11,032	10,514	4.9	5.7	5.5	20
Other field expenses	32,112	33,427	(3.9)	16.5	17.7	(120)

Cost of services	$121,635	$120,838	0.7%	62.7%	63.8%	(110)

Equipment lease	11,753	9,582	22.7	6.1	5.1	100
Provision for doubtful accounts	16,376	13,647	20.0	8.4	7.2	120
Depreciation and amortization	18,456	17,433	5.9	9.5	9.2	30
Corporate, general and administrative	11,203	12,800	(12.5)	5.8	6.8	(100)
Interest expense, net	13,128	13,802	(4.9)	6.8	7.3	(50)

Total operating expense	$192,551	$188,102	2.4%	99.3%	99.4%	(10)

A summary of our volumes and service fee revenue follows (in thousands):

	For the Nine Months Ended September 30,
	2006	2005
High end volumes (1)	267,295	277,942
Other volumes	879,960	872,675

Technical component	$166,843	$164,415
Professional component	27,046	24,905

Service fee revenue	$193,889	$189,320

(1)	Defined as MRI, PET, CT and PET/CT procedures.

Capitation revenue of $10.3 million and $11.3 million in the nine months ended September 30, 2006 and 2005, respectively, is included in service fee revenue above. For the nine months ended September 30, 2006 and 2005, approximately 5% and 6%, respectively, of our diagnostic imaging center service fee revenue was generated from capitated arrangements. Of this 5% and 6%, two-thirds relates to contracts with two physician groups and the remainder relates to a contract with one managed care payor.

Comparable results excluding certain Management Services Agreement operations (San Antonio and the terminated Mid-Atlantic agreement, the “terminated MSA operations”) are presented below:

	2006	2005	Percent Increase (Decrease)	Percent of Service Fee Revenue		Basis Point Change
				2006	2005
Service fee revenue	$193,889	$188,352	2.9%

Field salaries and benefits	$67,461	$65,196	3.2%	34.8%	34.6%	20
Field supplies	11,028	11,468	(3.8)	5.7	6.1	(40)
Facility rent	11,032	10,487	5.2	5.7	5.6	10
Other field expenses	32,098	33,201	(3.3)	16.5	17.6	(110)

Cost of services	$121,619	$120,352	1.1%	62.7%	63.9%	(120)

Equipment lease	11,745	9,556	22.9	6.0	5.1	90
Provision for doubtful accounts	16,423	13,405	22.5	8.5	7.1	140
Depreciation and amortization	18,456	17,432	5.9	9.5	9.3	20
Corporate, general and administrative	11,203	12,800	(12.5)	5.8	6.8	(100)
Interest expense, net	13,128	13,801	(4.9)	6.8	7.3	(50)

Total operating expense	$192,574	$187,346	2.8%	99.3%	99.5%	(20)

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, service fee revenue increased $4.6 million or 2.4%. This increase is primarily attributable to an increase in PET volume and improved collection results experienced thus far in 2006. Service fee revenue, excluding the terminated MSA operations, increased $5.5 million or 2.9%.

Field salaries and benefits as a percentage of service fee revenue from continuing operations for the nine months ended September 30, 2006 were 34.8% compared to 34.5% for the nine months ended September 30, 2005. This percentage increased primarily from (1) merit increases, (2) higher technologist costs, and (3) overtime costs for employee training in connection with our REWARD program described below. Field salaries and benefits as a percentage of service fee revenue from continuing operations for the nine months ended September 30, 2006 and 2005, excluding the terminated MSA operations, were 34.8% and 34.6%, respectively. Management continually evaluates our service offerings, patient flows and technology offerings to identify more efficient and less costly methods of providing high quality patient care and continually evaluates its back office and support operations for new opportunities to gain economies of scale. We believe our Radiologix Enhanced Workflow And Record Distribution or “REWARD” (a comprehensive Radiology Information System/Picture Archival Communications System) Program will help us achieve greater efficiencies and lower our operating costs. We expect REWARD to enhance operational efficiencies by: (1) standardizing processes and protocols across the Company, (2) automating, accelerating and simplifying workflow, (3) improving the capture of front-end data including billing and patient scheduling information, (4) providing more timely digitized images and records to referring physicians and (5) reducing film and storage costs once fully implemented.

Field supplies, excluding the terminated MSA operations, as a percentage of service fee revenue were 5.7% for the nine months ended September 30, 2006 compared to 6.1% for the nine months ended September 30, 2005. This percentage decrease was due primarily to lower film costs resulting from the ongoing implementation of our REWARD program.

Facility rent, excluding the terminated MSA operations, as a percentage of service fee revenue was 5.7% for the nine months ended September 30, 2006 compared to 5.6% for the nine months ended September 30, 2005. This percentage increased primarily from a new imaging center that began operations in the fourth quarter of 2005.

Other field expenses, excluding the terminated MSA operations, as a percentage of service fee revenue were 16.5% for the nine months ended September 30, 2006 compared to 17.6% for the nine months ended September 30, 2005. The decrease is primarily due to (1) the recording of larger gains on sales of equipment in 2006 as compared to 2005 and (2) lower physician purchased service costs due primarily to paying certain physicians for incremental coverage on reading contracts during the first six months of 2005 that were not paid in 2006 due to the closure of two centers related to this activity in December 2005 and January 2006, offset by increased service contract costs resulting from new coverage on equipment coming off warranty.

Equipment lease expenses, excluding the terminated MSA operations, as a percentage of service fee revenue were 6.0% in the nine months ended September 30, 2006 compared to 5.1% for the nine months ended September 30, 2005. This increase was primarily due to acquiring new imaging equipment through leasing arrangements.

Provision for doubtful accounts, excluding the terminated MSA operations, increased by $3.0 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to increased write-offs in our hospital business.

Depreciation and amortization increased by $1.0 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to the impact of new imaging centers and new equipment placed in service, lease buyouts, and the acquisition of diagnostic equipment.

During the third quarter of 2006, we incurred costs of approximately $1.0 million related to our previously discussed planned merger with Primedex Health Systems, Inc.

Corporate, general and administrative expenses decreased by $1.6 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to costs recorded in 2005 for consulting services related to compliance with the Sarbanes-Oxley Act of 2002, as well as business development studies. This decrease was also due to reductions in our accrual for employee bonuses recorded in the third quarter of 2006.

Interest expense (net of interest income), including amortization of deferred financing costs decreased by $674,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to an increase in interest income on additional invested funds, as well as higher interest rates on invested funds.

Income tax expense for the nine months ended September 30, 2006 and 2005 was $354,000 and $444,000, respectively. In each period, this expense reflects state taxes only as our federal effective tax rate was zero due to the utilization of federal net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity at September 30, 2006, was derived from cash and cash equivalents and net cash generated by operating activities. As of September 30, 2006, we had current assets of $109.8 million, including cash and cash equivalents of $49.8 million, and current liabilities of $29.1 million, including current maturities of long-term debt and capital lease obligations of $34,000. For the nine months ended September 30, 2006, we generated $25.6 million in net operating cash flow, invested $11.9 million and used cash of $24,000 for financing activities.

Net cash from operating activities for the nine months ended September 30, 2006 of $25.6 million decreased from $28.5 million for the same period in 2005. Our operating cash flows are primarily impacted by the amount of service fee revenue we generate and ultimately collect, offset by the amount and timing of our payment obligations for resources used to generate service fee revenue, such as costs for payroll, supplies, equipment operating leases, equipment maintenance contracts, equipment repairs, utilities, facility rent, marketing, interest and general and administrative costs.

For the nine months ended September 30, 2006, operating cash flows decreased relative to the comparable period in 2005 due primarily to the receipt of income tax refunds in 2005, and the payment of distributions to the minority interest holders in our consolidated subsidiaries in 2006.

Our days sales outstanding on accounts receivable decreased from 48.0 days at December 31, 2005 to 47.8 days at September 30, 2006. We calculate days sales outstanding by dividing accounts receivable, net of allowances, by the two-month average revenue per day. Our days sales outstanding decreased as a result of improved denial rates and overall improved collections in the first nine months of 2006 offset by the exclusion of $2.3 million in payments associated with revenues from Medicare and Medicaid Programs that were temporarily withheld as of September 30, 2006 due to the enactment of the Deficit Reduction Act; and, were subsequently remitted to us in the beginning of October 2006.

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $11.9 million and $20.8 million, respectively. Purchases of property and equipment during the nine months ended September 30, 2006 and 2005 were $13.1 million and $22.3 million, respectively, including $1.0 million and $1.9 million, respectively, to buyout operating leases.

Net cash flows used in financing activities for the nine months ended September 30, 2006 was $24,000, compared to net cash flows provided by financing activities for the nine months ended September 30, 2005 of $686,000. We received proceeds from the exercises of stock options of $847,000 in the nine months ended September 30, 2005 compared to zero in the nine months ended September 30, 2006.

At September 30, 2006, we had outstanding senior note borrowings of $158.3 million and a $12.0 million convertible subordinated junior note. At September 30, 2006, amounts considered outstanding under the revolving credit facility totaled $1.4 million related to two letters of credit in connection with our high retention workers’ compensation program with $27.8 million available for borrowings. Borrowings under this line are limited to 85% of eligible accounts receivable, as defined under the credit facility. Borrowings are secured by substantially all of our assets and a pledge of the capital stock of our wholly owned subsidiaries.

The required debt incurrence ratio under the senior notes is 2.75. Our debt incurrence ratio of 2.43 at September 30, 2006 is not in compliance with these notes. The non-compliance with the debt incurrence ratio limits, among other things, our ability to incur additional debt, but is not an event of default (this does not impact our lease lines or credit facility as they are Permitted Indebtedness).

On July 9, 2004, we amended our master lease with GE under an Amended and Restated Master Lease Agreement. Through this arrangement, GE has agreed to fund up to $60.0 million of equipment leases through December 31, 2006, and requires that at least 55% of the outstanding balance represent GE healthcare equipment. In connection with the Master Lease Agreement, the Company is required to provide additional cash collateral in a restricted account equal to 20% of the aggregate amounts outstanding under the Master Lease Agreement. The accompanying September 30, 2006 balance sheet includes $5.8 million of restricted cash under this provision.

At September 30, 2006, applicable amounts outstanding under the Master Lease Agreement totaled $45.8 million; commitments for leases signed but not placed in service under the Master Lease Agreement were $4.9 million, and $9.3 million remained available for future leases.

In fiscal 2006, we plan to spend approximately $5.0 million for capital expenditures in connection with our REWARD Program, $11.0 million for expansion of centers including de novo projects and commit $9.0 million for major diagnostic equipment leases over the respective lease terms. As of September 30, 2006, we committed approximately $4.2 million and $8.9 million on capital expenditures in connection with our REWARD Program and expansion of centers, respectively.

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

NEW ACCOUNTING PRONOUNCEMENT

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As of September 30, 2006, we have not determined the effect that the adoption of FIN 48 will have on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, revolving credit facility, and its senior and convertible notes. At September 30, 2006, Radiologix had $1.4 million considered outstanding under its revolving credit facility related to two letters of credit in connection with our high retention workers’ compensation programs. Radiologix’s notes bear interest at fixed rates.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

There have been no significant changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect its internal controls during our most recent fiscal quarter, except for any corrective actions with regard to significant deficiencies and material weaknesses as follows:

As noted in our 2005 Form 10-K, subsequent to December 31, 2005, but prior to the finalization of our 2005 consolidated financial statements, the Company placed into operations new controls to address the material weakness we identified in our accounting for lease transactions, including termination of leases. Management has enhanced the review process by ensuring that future material unusual transactions are subject to a more thorough and detailed review. The Company has revised its accounting policy for material unusual transactions to include a review by senior financial officers, and outside accounting experts if deemed necessary. We believe these new controls have remediated the material weakness that existed as of December 31, 2005, and that these controls operated effectively during the third quarter of 2006.

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

The merger is subject to customary conditions to closing, including the receipt of required approvals of the stockholders of Radiologix and Primedex. If any condition to the merger is not satisfied or, if permissible, waived, the merger will not be completed. In addition, Radiologix and Primedex may terminate the merger agreement in certain circumstances. Radiologix and Primedex will also be obligated to pay certain investment banking, financing, legal and accounting fees and related expenses in connection with the merger, whether or not the merger is completed. In addition, Radiologix and Primedex have each diverted significant management resources in an effort to complete the merger and are each subject to restrictions contained in the merger agreement on the conduct of its business. The announcement and pendency of the merger have also caused a number of Radiologix corporate employees to terminate their employment. If the merger is not completed, Radiologix will have to reconstitute a portion of its corporate structure. If the merger is not completed, Radiologix and Primedex will have incurred significant costs, including the diversion of management resources, for which they will have received little or no benefit. Further, in specified circumstances, Radiologix or Primedex may be required to pay the other party’s expenses up to $1 million and Radiologix may be required to pay Primedex a termination fee of up to $3 million if the merger agreement is terminated.

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

Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. Substantially all of the revenue of our diagnostic imaging centers and the contracted radiology practices is currently derived from commercial third-party payors, government sponsored healthcare programs (principally, Medicare and Medicaid) and private and other payors. For the nine months ended September 30, 2006, revenue generated at our diagnostic imaging centers consisted of 62% from managed care, 29% from Medicare and Medicaid, and 9% from private and other payors.

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

At September 30, 2006, we had approximately $170.3 million of indebtedness. In addition, we have the ability to borrow up to $29.2 million under our credit facility. Also, subject to restrictions in the indenture and the credit facility, we may incur additional indebtedness.

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

We are a holding company. Our only material assets are our ownership interests in our subsidiaries. Consequently, we depend on distributions or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, including with respect to our notes. Our non-guarantor subsidiaries are not obligated to make funds available for payment on our notes. Only our subsidiaries that are not unrestricted subsidiaries will guarantee our notes. The financial statements included in this report are presented on a consolidated basis, including all of our subsidiaries. The aggregate total assets, excluding intercompany amounts, at September 30, 2006 of our subsidiaries that are not guarantors of our notes were $7.3 million, or 3.0% of our total assets at September 30, 2006. The operating results of our guarantor subsidiaries may not be sufficient to enable us to make payments on our notes. In addition, our rights and the rights of our creditors, including holders of our notes, to participate in the assets of any of our non-guarantor subsidiaries upon their liquidation or recapitalization will generally be subject to the prior claims of those subsidiaries’ creditors. As a result, our notes are effectively subordinated to the indebtedness of the non-guarantor subsidiaries. As of September 30, 2006, the total liabilities of our non-guarantor subsidiaries, excluding intercompany liabilities, were $1.8 million, or 0.9% of our total liabilities.

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

Our borrowing availability under our $35 million credit facility is determined through a formula, which allows us to borrow up to 85% of eligible accounts receivable, as defined under the credit facility. If we are unable to generate sufficient eligible accounts receivable, then we may not be able to borrow the full $35 million. At September 30, 2006, we had $27.8 million available for borrowing. To the extent that financing under the credit facility or other financing sources is not available to us or we are not able to generate sufficient cash through operations, we may be restricted in our ability to meet capital expenditure requirements.

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

RADIOLOGIX, INC.

Date: November 8, 2006	/S/ SAMI S. ABBASI
Sami S. Abbasi President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2006	/S/ MICHAEL N. Murdock
Michael N. Murdock Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Sami S. Abbasi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael N. Murdock pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Sami S. Abbasi. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Michael N. Murdock. *

*	Filed herewith.